Form 10-Q
period 2021-09-30
WEX Inc.
filed 2021-11-09
CIK 1309108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
☐ Yes  ☒  No

Number of shares of common stock outstanding as of October 28, 2021 was 44,818,545.

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
FORWARD–LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for statements that are forward-looking and are not statements of historical facts. This Quarterly Report includes forward-looking statements including, but not limited to, statements about management’s plan and goals. Any statements in this Quarterly Report that are not statements of historical facts are forward-looking statements. When used in this Quarterly Report, the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. Forward-looking statements relate to our future plans, objectives, expectations and intentions and are not historical facts and accordingly involve known and unknown risks and uncertainties and other factors that may cause the actual results or performance to be materially different from future results or performance expressed or implied by these forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Quarterly Report and in oral statements made by our authorized officers:
•the demand for worldwide travel as a result of COVID-19 and the length of time it may take for the travel industry to rebound to and grow beyond pre-pandemic levels;
•the extent to which the coronavirus (COVID-19) pandemic and measures taken in response thereto impact the Company’s business, results of operations and financial condition in excess of current expectations;
•the impact of fluctuations in fuel prices and fuel spreads in the Company’s international markets, including the resulting impact on the Company’s revenues and net income;
•the effects of general economic conditions, including those caused by the effects of COVID-19, on overall employment, travel and fueling patterns as well as payment and transaction processing activity;
•failure to expand the Company’s technological capabilities and service offerings as rapidly as the Company’s competitors;
•limitations on interchange fees;
•the failure to comply with the applicable requirements of MasterCard or Visa contracts and rules;
•the failure to maintain or renew key commercial agreements or to maintain volumes under such agreements;
•breaches of the Company’s technology systems or those of its third-party service providers and any resulting negative impact on its reputation, liabilities or relationships with customers or merchants;
•the actions of regulatory bodies, including banking and securities regulators, or possible changes in banking or financial regulations impacting the Company’s industrial bank, the Company as the corporate parent or other subsidiaries or affiliates;
•the Company’s ability to successfully finalize the recently announced Executive Leadership Team transition plan and to appoint additional officers;
•the success of the Company’s recently announced Executive Leadership Team and strategic reorganization;
•the effects of the Company’s business expansion and acquisition efforts;
•the failure of corporate investments to result in anticipated strategic value;
•the failure to comply with the Treasury Regulations applicable to non-bank custodians;
•potential adverse changes to business or employee relationships, including those resulting from the completion of an acquisition;
•competitive responses to any acquisitions;
•uncertainty of the expected financial performance of the combined operations following completion of an acquisition;
•the failure to complete or successfully integrate the Company’s acquisitions or to realize anticipated synergies and cost savings from such acquisitions;
•unexpected costs, charges, or expenses resulting from an acquisition;
•the failure to successfully acquire, integrate, operate and expand commercial fuel card programs;
•the impact and size of credit losses;
•the impact of changes to the Company’s credit standards;
•the failure to successfully implement the Company’s information technology strategies and capabilities in connection with its technology outsourcing and insourcing arrangements and any resulting cost associated with that failure;
•legal, regulatory, political and economic uncertainty surrounding the United Kingdom’s departure from the European Union and the resulting trade agreement;
•the impact of foreign currency exchange rates on the Company’s operations, revenue and income;
•changes in interest rates;
•the impact of the future transition from LIBOR as a global benchmark to a replacement rate;
•the impact of the Company’s debt instruments on the Company’s operations;
•the impact of increased leverage on the Company’s operations, results or borrowing capacity generally, and as a result of acquisitions specifically;
•the impact of sales or dispositions of significant amounts of the Company’s outstanding common stock into the public market, or the perception that such sales or dispositions could occur;
•the possible dilution to the Company’s stockholders caused by the issuance of additional shares of common stock or equity-linked securities, whether as result of the Company’s convertible notes or otherwise;
•the incurrence of impairment charges if the Company’s assessment of the fair value of certain of its reporting units changes;
•the uncertainties of litigation; as well as

•other risks and uncertainties identified in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission on March 1, 2021 and WEX’s quarterly report on Form 10-Q for the quarter ended June 30, 2021, filed with the Securities and Exchange Commission on August 4, 2021.
Our forward-looking statements and these factors do not reflect the potential future impact of any alliance, merger, acquisition, disposition or stock repurchases. The forward-looking statements speak only as of the date of the initial filing of this Quarterly Report and undue reliance should not be placed on these statements. The Company disclaims any obligation to update any forward-looking statements as a result of new information, future events or otherwise.

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
Adjusted net income or ANI
A non-GAAP measure that adjusts net income attributable to shareholders to exclude unrealized gains and losses on financial instruments, net foreign currency remeasurement gains and losses, change in fair value of contingent consideration, acquisition-related intangible amortization, other acquisition and divestiture related items, loss on sale of subsidiary, stock-based compensation, other costs, debt restructuring and debt issuance cost amortization, similar adjustments attributable to our non-controlling interests and certain tax related items.

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

CODM	Chief operating decision maker
Company	WEX Inc. and all entities included in the consolidated financial statements
Convertible Notes	Convertible senior unsecured notes due on July 15, 2027 in an aggregate principal amount of $310 million with a 6.5 percent interest rate, issued July 1, 2020
COVID-19 (or “coronavirus”)	An infectious disease caused by the SARS-CoV-2 virus. The World Health Organization declared the coronavirus outbreak a global pandemic on March 11, 2020
Discovery Benefits	Discovery Benefits, LLC, an employee benefits administrator that was acquired by the Company in March 2019 and was merged with and into WEX Health, Inc. effective March 31, 2021, with WEX Health being the sole surviving entity
DSUs	Deferred stock units
EBITDA	A non-GAAP measure that adjusts income before income taxes to exclude interest, depreciation and amortization
eNett	eNett International (Jersey) Limited
European Fleet business	WEX Fleet Europe (Go Fuel Card) and WEX Europe Services, collectively
European Securitization Subsidiary	Gorham Trade Finance B.V., a special purpose entity consolidated by the Company
FDIC	Federal Deposit Insurance Corporation
Federal Reserve Bank Discount Window	Monetary policy that allows WEX to borrow funds on a short-term basis to meet temporary shortages of liquidity caused by internal or external disruptions
GAAP	Generally Accepted Accounting Principles in the United States
HSA	Health Savings Account
Legal settlement	The settlement of legal proceedings and appeals related to the acquisition of eNett and Optal.
NAV	Net asset value
Net payment processing rate	The percentage of the dollar value of each payment processing transaction that the Company records as revenue from merchants less certain discounts given to customers and network fees
Notes	$400 million senior notes with a 4.75 percent fixed rate, issued on January 30, 2013, which were redeemed in full by the Company on March 15, 2021
NYSE	New York Stock Exchange
Optal	Optal Limited
Over-the-road	Typically, heavy trucks traveling long distances
Payment processing fuel spend	Total dollar value of the fuel purchased by fleets that have a payment processing relationship with the Company
Payment processing transactions	Total number of purchases made by fleets that have a payment processing relationship with the Company, where the Company maintains the receivable for the total purchase
Payment solutions purchase volume	Total dollar value of all WEX-issued transactions that use WEX corporate card products and virtual card products
Purchase volume	Total U.S. dollar value of all transactions in the Travel and Corporate Solutions and Health and Employee Benefit Solutions segments where interchange is earned by the Company
Redeemable non-controlling interest	The portion of the U.S. Health business’ net assets owned by a non-controlling interest holder, SBI, subject to redemption rights held by the non-controlling interest holder
SaaS	Software-as-a-service

SBI	SBI Investments, Inc., which is owned by State Bankshares, Inc, and is a minority interest holder in PO Holding, Inc., a subsidiary of WEX Inc. and the direct parent of WEX Health.
SEC	Securities and Exchange Commission
Segment adjusted operating income	A non-GAAP measure that adjusts operating income to exclude specified items that the Company’s management excludes in evaluating segment performance, including unallocated corporate expenses, acquisition and divestiture related items (including acquisition-related intangible amortization), loss on sale of subsidiary, debt restructuring costs, stock-based compensation, and other costs.
Topic 606	Accounting Standards Codification Section 606, Revenue from Contracts with Customers
TSR	Total shareholder return
U.S. Health business	(i) from June 1, 2021, WEX Health, Inc. and benefitexpress, collectively, and (ii) prior to March 31, 2021, WEX Health, Inc. and Discovery Benefits, LLC., collectively
WEX	WEX Inc., unless otherwise indicated or required by the context
WEX Europe Services	A fleet business in Europe initially acquired by the Company from ExxonMobil
WEX Fleet Europe (Go Fuel Card)	A fleet business in Europe acquired from EG Group
WEX Health	WEX Health, Inc. the Company’s healthcare technology and administration solutions provider/business.
WEX Latin America	UNIK S.A., the Company’s Brazilian subsidiary, which is branded WEX Latin America. This subsidiary was sold on September 30, 2020.

PART I
Item 1. Financial Statements.
WEX INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues
Payment processing revenue	$226,126	$171,077	$627,941	$522,575
Account servicing revenue	137,724	112,417	389,344	335,736
Finance fee revenue	67,769	46,307	179,421	144,945
Other revenue	51,145	52,315	156,298	157,623
Total revenues	482,764	382,116	1,353,004	1,160,879
Cost of services
Processing costs	121,207	102,244	347,177	307,152
Service fees	14,246	10,881	39,151	34,335
Provision for credit losses	14,127	12,283	32,148	66,851
Operating interest	2,124	5,262	7,019	20,151
Depreciation and amortization	28,226	26,202	83,871	76,115
Total cost of services	179,930	156,872	509,366	504,604
General and administrative	79,486	73,131	245,460	197,432
Sales and marketing	82,225	64,592	246,177	188,118
Loss on sale of subsidiary	—	46,362	—	46,362
Depreciation and amortization	40,301	39,314	118,360	118,907
Operating income	100,822	1,845	233,641	105,456
Financing interest expense	(32,493)	(40,950)	(98,250)	(101,813)
Change in fair value of contingent consideration	2,800	—	(44,900)	—
Other income	3,617	—	3,617	—
Net foreign currency loss	(9,962)	(784)	(11,375)	(31,973)
Net unrealized gain (loss) on financial instruments	6,424	3,774	19,470	(32,115)
Income (loss) before income taxes	71,208	(36,115)	102,203	(60,445)
Income tax expense (benefit)	19,340	21,602	16,924	(3,852)
Net income (loss)	51,868	(57,717)	85,279	(56,593)
Less: Net income from non-controlling interests	134	1,244	1,099	3,282
Net income (loss) attributable to WEX Inc.	51,734	(58,961)	84,180	(59,875)
Change in value of redeemable non-controlling interest	(3,416)	(6,879)	(72,283)	50,437
Net income (loss) attributable to shareholders	$48,318	$(65,840)	$11,897	$(9,438)

Net income (loss) attributable to shareholders per share:
Basic	$1.08	$(1.49)	$0.27	$(0.22)
Diluted	$1.07	$(1.49)	$0.26	$(0.22)
Weighted average common shares outstanding:
Basic	44,861	44,166	44,664	43,720
Diluted	45,279	44,166	45,334	43,720
See notes to the unaudited condensed consolidated financial statements.

WEX INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$51,868	$(57,717)	$85,279	$(56,593)
Foreign currency translation	(20,368)	15,147	(29,927)	(2,913)
Comprehensive income (loss)	31,500	(42,570)	55,352	(59,506)
Less: Comprehensive income attributable to non-controlling interests	134	1,676	781	3,466
Comprehensive income (loss) attributable to WEX Inc.	$31,366	$(44,246)	$54,571	$(62,972)
See notes to the unaudited condensed consolidated financial statements.

WEX INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	September 30, 2021	December 31, 2020
Assets
Cash and cash equivalents	$533,830	$852,033
Restricted cash	628,436	477,620
Accounts receivable (net of allowances of $65,692 in 2021 and $59,147 in 2020)	3,053,565	1,993,329
Securitized accounts receivable, restricted	126,648	93,236
Prepaid expenses and other current assets	93,275	86,629
Total current assets	4,435,754	3,502,847
Property, equipment and capitalized software (net of accumulated depreciation of $465,264 in 2021 and $402,406 in 2020)	178,797	188,340
Goodwill	2,905,520	2,688,138
Other intangible assets (net of accumulated amortization of $963,071 in 2021 and $835,163 in 2020)	1,690,916	1,552,012
Investment securities	36,855	37,273
Deferred income taxes, net	36,431	17,524
Other assets	229,858	197,227
Total assets	$9,514,131	$8,183,361
Liabilities and Stockholders’ Equity
Accounts payable	$1,289,591	$778,207
Accrued expenses	432,879	362,472
Restricted cash payable	627,217	477,620
Short-term deposits	1,016,327	911,395
Short-term debt, net	183,244	152,730
Other current liabilities	55,377	58,429
Total current liabilities	3,604,635	2,740,853
Long-term debt, net	2,802,317	2,874,113
Long-term deposits	600,496	148,591
Deferred income taxes, net	204,730	220,122
Other liabilities	266,221	164,546
Total liabilities	7,478,399	6,148,225
Commitments and contingencies (Note 15)
Redeemable non-controlling interest	191,487	117,219
Stockholders’ Equity
Common stock $0.01 par value; 175,000 shares authorized; 49,245 shares issued in 2021 and 48,616 in 2020; 44,817 shares outstanding in 2021 and 44,188 in 2020	491	485
Additional paid-in capital	830,074	872,711
Retained earnings	1,300,849	1,286,976
Accumulated other comprehensive loss	(114,827)	(82,935)
Treasury stock at cost; 4,428 shares in 2021 and 2020	(172,342)	(172,342)
Total WEX Inc. stockholders’ equity	1,844,245	1,904,895
Non-controlling interest	—	13,022
Total stockholders’ equity	1,844,245	1,917,917
Total liabilities and stockholders’ equity	$9,514,131	$8,183,361

See notes to the unaudited condensed consolidated financial statements.

WEX INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock Issued		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	48,616	$485	$872,711	$(82,935)	$(172,342)	$1,286,976	$13,022	$1,917,917
Cumulative effect adjustment[1]	—	—	(41,982)	—	—	1,976	—	(40,006)
Balance at January 1, 2021	48,616	485	830,729	(82,935)	(172,342)	1,288,952	13,022	1,877,911
Stock issued under share-based compensation plans	394	4	22,555	—	—	—	—	22,559
Share repurchases for tax withholdings	—	—	(21,062)	—	—	—	—	(21,062)
Stock-based compensation expense	—	—	17,886	—	—	—	—	17,886
Change in value of redeemable non-controlling interest	—	—	—	—	—	(25,044)	—	(25,044)
Foreign currency translation	—	—	—	(6,558)	—	—	(319)	(6,877)
Net income	—	—	—	—	—	22,479	374	22,853
Balance at March 31, 2021	49,010	$489	$850,108	$(89,493)	$(172,342)	$1,286,387	$13,077	$1,888,226
Stock issued under share-based compensation plans	214	2	20,479	—	—	—	—	20,481
Share repurchases for tax withholdings	—	—	(884)	—	—	—	—	(884)
Stock-based compensation expense	—	—	20,629	—	—	—	—	20,629
Acquisition of non controlling interest	—	—	(81,631)	(2,284)	—	—	(13,077)	(96,992)
Change in value of redeemable non-controlling interest	—	—	—	—	—	(43,823)	—	(43,823)
Foreign currency translation	—	—	—	(2,682)	—	—	—	(2,682)
Net income	—	—	—	—	—	9,967	—	9,967
Balance at June 30, 2021	49,224	491	$808,701	$(94,459)	$(172,342)	$1,252,531	$—	$1,794,922
Stock issued under share-based compensation plans	21	—	704	—	—	—	—	704
Share repurchases for tax withholdings	—	—	(1,066)	—	—	—	—	(1,066)
Stock-based compensation expense	—	—	21,735	—	—	—	—	21,735
Change in value of redeemable non-controlling interest	—	—	—	—	—	(3,416)	—	(3,416)
Foreign currency translation	—	—	—	(20,368)	—	—	—	(20,368)
Net income	—	—	—	—	—	51,734	—	51,734
Balance at September 30, 2021	49,245	$491	$830,074	$(114,827)	$(172,342)	$1,300,849	$—	$1,844,245

1 Reflects the impact of the Company’s modified retrospective adoption of ASU 2020-06 (See Note 1, Basis of Presentation).
See notes to the unaudited condensed consolidated financial statements.

WEX INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock Issued		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2020	47,749	$477	$675,060	$(115,449)	$(172,342)	$1,530,614	$9,385	$1,927,745
Stock issued under share-based compensation plans	189	2	1,950	—	—	—	—	1,952
Share repurchases for tax withholdings	—	—	(8,817)	—	—	—	—	(8,817)
Stock-based compensation expense	—	—	12,533	—	—	—	—	12,533
Change in value of redeemable non-controlling interest	—	—	—	—	—	(2,624)	—	(2,624)
Foreign currency translation	—	—	—	(40,935)	—	—	(469)	(41,404)
Net (loss) income	—	—	—	—	—	(13,632)	1,221	(12,411)
Balance at March 31, 2020	47,938	479	680,726	(156,384)	(172,342)	1,514,358	10,137	1,876,974
Stock issued under share-based compensation plans	5	—	184	—	—	—	—	184
Share repurchases for tax withholdings	—	—	(76)	—	—	—	—	(76)
Stock-based compensation expense	—	—	14,219	—	—	—	—	14,219
Change in value of redeemable non-controlling interest	—	—	—	—	—	59,940	—	59,940
Foreign currency translation	—	—	—	23,123	—	—	221	23,344
Net income	—	—	—	—	—	12,718	576	13,294
Balance at June 30, 2020	47,943	479	695,053	(133,261)	(172,342)	1,587,016	10,934	1,987,879
Stock issued under share-based compensation plans	30	—	2,091	—	—	—	—	2,091
Fair value of stock issued through private placement, net of issuance costs of $968	577	6	92,970	—	—	—	—	92,976
Share repurchases for tax withholdings	—	—	(378)	—	—	—	—	(378)
Equity component of the Convertible Notes, net of allocated issuance costs of $570 and taxes of $13,623	—	—	41,066	—	—	—	—	41,066
Stock-based compensation expense	—	—	17,882	—	—	—	—	17,882
Change in value of redeemable non-controlling interest	—	—	—	—	—	(6,879)	—	(6,879)
Transfer of cumulative translation adjustment on the sale of subsidiary	—	—	—	5,473	—	—	—	5,473
Foreign currency translation	—	—	—	14,715	—	—	432	15,147
Net (loss) income	—	—	—	—	—	(58,961)	707	(58,254)
Balance at September 30, 2020	48,550	$485	$848,684	$(113,073)	$(172,342)	$1,521,176	$12,073	$2,097,003

See notes to the unaudited condensed consolidated financial statements.

WEX INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net income (loss)	$85,279	$(56,593)
Adjustments to reconcile net income (loss) to net cash (used for) provided by operating activities:
Net unrealized (gain) loss	(7,499)	54,661
Change in fair value of contingent consideration	44,900	—
Stock-based compensation	60,250	44,634
Depreciation and amortization	202,231	195,022
Loss on sale of subsidiary	—	46,362
Gain on sale of equity investment	(3,617)	—
Debt restructuring and debt issuance cost amortization	13,315	9,464
Deferred tax benefit	(8,829)	(16,514)
Provision for credit losses	32,148	66,851
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable and securitized accounts receivable	(1,138,233)	406,095
Prepaid expenses and other current and other long-term assets	13,212	(892)
Accounts payable	517,455	(48,528)
Accrued expenses and restricted cash payable	211,855	46,367
Income taxes	(12,363)	23,697
Other current and other long-term liabilities	(20,459)	3,830
Net cash (used for) provided by operating activities	(10,355)	774,456
Cash flows from investing activities
Purchases of property, equipment and capitalized software	(55,484)	(59,651)
Cash paid on sale of subsidiary	—	(15,957)
Cash proceeds from sale of equity investment	3,117	—
Distribution of equity investment	—	837
Purchases of investment securities	(250)	(356)
Maturities of investment securities	130	169
Acquisitions, net of cash and restricted cash acquired	(558,247)	—
Net cash used for investing activities	(610,734)	(74,958)
Cash flows from financing activities
Repurchase of share-based awards to satisfy tax withholdings	(23,012)	(9,271)
Proceeds from stock option exercises	43,744	4,227
Net change in deposits	558,042	(163,036)
Net activity on other debt	21,500	(86,916)
Borrowings on revolving credit facility	1,176,300	300,000
Repayments on revolving credit facility	(962,900)	(300,000)
Borrowings on term loans	112,819	—
Repayments on term loans	(47,824)	(48,458)
Redemption of Notes	(400,000)	—
Proceeds from issuance of convertible notes	—	299,150
Proceeds from issuance of common stock	—	90,000
Debt issuance costs	(8,934)	(11,836)
Net change in securitized debt	8,004	(31,594)
Net cash provided by financing activities	477,739	42,266
Effect of exchange rates on cash, cash equivalents and restricted cash	(24,037)	(7,908)
Net change in cash, cash equivalents and restricted cash	(167,387)	733,856
Cash, cash equivalents and restricted cash, beginning of period(a)	1,329,653	981,381
Cash, cash equivalents and restricted cash, end of period(a)	$1,162,266	$1,715,237

The following tables provides supplemental disclosure of non-cash investing and financing activities:

	Nine Months Ended September 30,
	2021	2020
Capital expenditures incurred but not paid	$5,451	$2,087
Non-cash contribution from non-controlling interest	12,457	—
Deferred cash consideration as part of asset acquisition	47,408	—
Contingent consideration as part of asset acquisition	27,200	—
Promissory note received in exchange for sale of equity investment	500	—
Amounts included in loss on sale of subsidiary but not paid	—	6,514

(a) The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within our condensed consolidated balance sheets to amounts within our condensed consolidated statements of cash flows.

	Nine Months Ended September 30,
	2021	2020
Cash and cash equivalents at beginning of period	$852,033	$810,932
Restricted cash at beginning of period	477,620	170,449
Cash, cash equivalents and restricted cash at beginning of period	$1,329,653	$981,381

Cash and cash equivalents at end of period	$533,830	$1,521,622
Restricted cash at end of period	628,436	193,615
Cash, cash equivalents and restricted cash at end of period	$1,162,266	$1,715,237
See notes to the unaudited condensed consolidated financial statements.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Basis of Presentation
Basis of Presentation
    The accompanying condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10–Q and Rule 10–01 of Regulation S–X. Accordingly, they do not include all information and notes required by GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the financial statements that are included in the Company’s Annual Report on Form 10–K for the year ended December 31, 2020, filed with the SEC on March 1, 2021. In the opinion of management, all adjustments considered necessary for a fair presentation, which are of a normal recurring nature, have been included. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results for any future periods or the year ending December 31, 2021.
With the exception of the accounting policy over convertible debt, which was impacted by the early adoption of ASU 2020–06 effective January 1, 2021 (refer to Adoption of a New Accounting Standard later within this Note), we have applied the same accounting policies in preparing these quarterly financial statements as we did in preparing our 2020 annual financial statements.
The Company rounds amounts in the condensed consolidated financial statements to thousands and calculates all per-share data from underlying whole-dollar amounts. Thus, certain amounts may not foot, crossfoot or recalculate based on reported numbers due to rounding.
Adoption of a New Accounting Standard

The Company early adopted ASU 2020-06 on January 1, 2021. This standard simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Among other changes, this standard removes from GAAP the liability and equity separation model for convertible instruments with a cash conversion feature. Instead, entities will account for a convertible debt instrument wholly as debt unless (1) a convertible debt instrument contains features that require bifurcation as a derivative under ASC Topic 815, Derivatives and Hedging, or (2) a convertible debt instrument was issued at a substantial premium. The standard also requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share.

The Company adopted ASU 2020-06 utilizing the modified-retrospective approach, recognizing the cumulative adjustment to retained earnings as of the effective date, without restatement of prior period amounts. As a result of the adoption of ASU 2020-06, the Convertible Notes and its conversion feature are now accounted for as a single unit of account and interest expense related to the amortization of the Convertible Notes’ debt discount in 2021 is expected to decline by approximately $5.5 million.
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
The following table provides a brief description of recent accounting pronouncements not yet adopted that could have a material effect on our financial statements. For a description and discussion of accounting pronouncements adopted during the nine months ended September 30, 2021, refer to Note 1, Basis of Presentation.

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
The following tables disaggregate the Company’s consolidated revenues:

	Three Months Ended September 30, 2021
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Topic 606 revenues
Payment processing revenue	$130,006	$79,815	$16,305	$226,126
Account servicing revenue	4,457	10,908	83,145	98,510
Other revenue	21,376	(636)	5,909	26,649
Total Topic 606 revenues	$155,839	$90,087	$105,359	$351,285
Non-Topic 606 revenues	130,522	915	42	131,479
Total revenues	$286,361	$91,002	$105,401	$482,764

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended September 30, 2020
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Topic 606 revenues
Payment processing revenue	$102,418	$53,239	$15,420	$171,077
Account servicing revenue	4,436	9,964	63,103	77,503
Other revenue	20,778	529	7,655	28,962
Total Topic 606 revenues	$127,632	$63,732	$86,178	$277,542
Non-Topic 606 revenues	101,072	564	2,938	104,574
Total revenues	$228,704	$64,296	$89,116	$382,116

	Nine Months Ended September 30, 2021
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Topic 606 revenues
Payment processing revenue	$367,032	$205,345	$55,564	$627,941
Account servicing revenue	13,162	32,817	230,572	276,551
Other revenue	64,044	2,820	18,763	85,627
Total Topic 606 revenues	$444,238	$240,982	$304,899	$990,119
Non-Topic 606 revenues	360,348	2,424	113	362,885
Total revenues	$804,586	$243,406	$305,012	$1,353,004

	Nine Months Ended September 30, 2020
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Topic 606 revenues
Payment processing revenue	$305,888	$166,768	$49,919	$522,575
Account servicing revenue	13,146	31,210	189,274	233,630
Other revenue	59,797	1,645	27,143	88,585
Total Topic 606 revenues	$378,831	$199,623	$266,336	$844,790
Non-Topic 606 revenues	304,100	3,527	8,462	316,089
Total revenues	$682,931	$203,150	$274,798	$1,160,879
Substantially all revenues relate to services transferred to the customer over time.
Contract Balances
The majority of the Company’s receivables, which are excluded from the table below, are either due from cardholders who have not been deemed the Company’s customer as it relates to interchange income or from revenues earned outside of the scope of Topic 606. The Company’s contract assets consist of upfront payments made to customers under long-term contracts and are recorded upon the later of when the Company recognizes revenue for the transfer of the related goods or services to the customer or the Company pays or promises to pay the consideration. The resulting asset is amortized against revenue as the Company performs its obligations under these arrangements. The Company’s contract liabilities consist of customer payments received before the Company has satisfied the associated performance obligations.
The following table provides information about these contract balances:

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

(In thousands)
Contract balance	Location on the condensed consolidated balance sheets	September 30, 2021	December 31, 2020
Receivables	Accounts receivable, net	$45,316	$43,541
Contract assets	Prepaid expenses and other current assets	12,589	5,495
Contract assets	Other assets	40,112	19,927
Contract liabilities	Other current liabilities	5,706	8,530
Contract liabilities	Other liabilities	31,867	24,614
Refund liabilities	Accrued expenses	—	5,265
During the nine months ended September 30, 2021, the Company recognized revenue of $3.5 million related to contract liabilities existing as of December 31, 2020. There were no material amounts recognized during the three months ended September 30, 2021 related to contract liabilities existing as of December 31, 2020.
Remaining Performance Obligations
The Company’s unsatisfied or partially unsatisfied performance obligations as of September 30, 2021 represent the remaining minimum monthly fees on a portion of contracts across the lines of business and contractually obligated professional services yet to be provided by the Company. The following table includes revenue expected to be recognized related to remaining performance obligations at the end of the reporting period and is not indicative of the Company’s future revenue, as it relates to an insignificant portion of the Company’s operations.

(In thousands)	Remaining 2021	2022	2023	2024	2025	2026	Thereafter	Total
Minimum monthly fees[1]	$19,436	$54,958	$34,567	$13,325	$5,806	$1,290	$—	$129,382
Professional services[2]	5,180	2,988	21	6	—	—	—	8,195
Other[3]	258	4,722	4,362	7,845	11,214	13,588	20,330	62,319
Total remaining performance obligations	$24,874	$62,668	$38,950	$21,176	$17,020	$14,878	$20,330	$199,896
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
Asset Acquisition
On April 1, 2021, WEX Inc. completed the acquisition of certain contractual rights to serve as custodian or sub-custodian to certain HSAs from the Healthcare Bank division of Bell Bank, which is owned by State Bankshares, Inc. This acquisition increased the Company’s role in its customer-directed healthcare ecosystem and aligns with its growth strategy. On the closing of the acquisition, WEX Inc. paid Bell Bank initial cash consideration of $200.0 million. Pursuant to the purchase agreement, WEX Inc. agreed to make an additional deferred cash payment of $25.0 million in July 2023 and a second additional deferred cash payment of $25.0 million in January 2024. As of June 1, 2021, in connection with the acquisition by WEX Health of Cirrus Holdings, LLC further discussed below in this Note 4 and in Note 13, Redeemable Non-Controlling Interest, the second deferred payment of $25.0 million was reduced by the amount of $12.5 million (the “Payment Offset”). As a result of the Payment Offset, WEX Inc. continues to owe Bell Bank $12.5 million for the second additional deferred cash payment, which is due and payable in January 2024.
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

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Given the acquisition does not meet the definition of a business, the Company accounted for this transaction as an asset acquisition, recognizing $263.4 million as a definite-lived intangible rights asset as of the acquisition date, with a weighted average life of 5.6 years. As more fully described in Note 13, Redeemable Non-Controlling Interest, as part of this acquisition WEX Inc. allocated $11.2 million of the initial cash consideration to the repurchase of SBI’s non-controlling interest in the U.S. Health business, reducing SBI’s ownership percentage to 4.53 percent. Additionally, the Company recorded an initial deferred liability of $47.4 million equal to the present value of the deferred cash payments and a derivative liability of $27.2 million related to the additional consideration contingent upon future increases in the Federal Funds rate.
Refer to Note 12, Fair Value, for further information on the valuation of the derivative liability. The deferred payments and derivative liability are presented as other liabilities within the condensed consolidated balance sheet as of September 30, 2021. Transaction costs related to the acquisition were immaterial and expensed as incurred.
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
Business Acquisitions
The following acquisitions have been accounted for using the acquisition method of accounting, which requires that assets acquired and liabilities assumed be recognized at their respective fair values on the acquisition date. Acquisition-related costs on completed business combinations were $1.3 million and $3.6 million for the three and nine months ended September 30, 2021, respectively, and immaterial for the comparative periods of 2020.
benefitexpress Acquisition

On June 1, 2021, WEX Inc.’s subsidiary, WEX Health, completed the acquisition of Cirrus Holdings, LLC, the indirect owner of Benefit Express Services, LLC, which is a provider of highly configurable, cloud-based benefits administration technologies and services doing business under the name benefitexpress (the “benefitexpress Acquisition”). The transaction expanded the Company’s role in the healthcare ecosystem, bringing benefit administration, compliance services, and consumer-directed health and lifestyle spending accounts together to form a full-service benefits marketplace. Pursuant to the terms of the definitive purchase agreement, WEX Health consummated the benefitexpress Acquisition for total consideration of approximately $275 million, subject to certain working capital and other adjustments.
WEX Health is owned by WEX Inc.’s subsidiary PO Holding LLC (“PO Holding”), which is majority owned by WEX Inc., with a non-controlling interest being held by SBI, which is owned by State Bankshares, Inc., the owner of Bell Bank. To facilitate the benefitexpress Acquisition, WEX Inc., PO Holding, SBI and Bell Bank entered into a subscription agreement with respect to PO Holding (the “Subscription Agreement”). Pursuant to the Subscription Agreement, on June 1, 2021, WEX Inc. purchased approximately $262.5 million in value of shares in PO Holding and SBI acquired approximately $12.5 million in value of shares in PO Holding in exchange for SBI granting the Payment Offset to WEX Inc. with respect to the asset acquisition from Bell Bank.

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
The following is a summary of the preliminary allocation of the purchase price to the assets and liabilities acquired, based on the estimated fair value at the date of acquisition:

(In thousands)	As Initially Reported	Measurement Period Adjustments	As Reported September 30, 2021
Cash consideration transferred, net of $15.0 million in cash and restricted cash acquired	$259,087	$(26)	$259,061
Less:
Accounts receivable	3,103	—	3,103
Customer relationships(a)(d)	86,100	(1,700)	84,400
Developed technologies(b)(d)	19,600	—	19,600
Non-compete(c)(d)	—	2,150	2,150
Other assets	4,387	—	4,387
Accrued expenses	(3,498)	—	(3,498)
Restricted cash payable	(14,328)	—	(14,328)
Other liabilities	(5,177)	—	(5,177)
Recorded goodwill	$168,900	$(476)	$168,424
(a) Weighted average life - 9.3 years.
(b) Weighted average life - 3.6 years.
(c) Weighted average life - 2.5 years
(d) The weighted average life of the $106.2 million of amortizable intangible assets acquired in this business combination is 8.1 years
Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the anticipated synergies of acquiring the businesses. The goodwill recognized as a result of the acquisition is expected to be deductible for tax purposes.
Since the acquisition date through September 30, 2021, benefitexpress has contributed $12.0 million in total revenues and $2.8 million of losses before income taxes to Company operations. No pro forma information has been included in these financial statements, as the operations of benefitexpress for the period that they were not part of the Company are not material to the Company’s revenues, net income and earnings per share.
eNett and Optal
On January 24, 2020, the Company entered into a purchase agreement (the “Original Purchase Agreement”) to purchase eNett, a leading provider of B2B payment solutions to the travel industry, and Optal, a company that specializes in optimizing B2B payments transactions. The parties’ obligations to consummate the acquisition were subject to customary closing conditions, including the absence of a Material Adverse Effect (as defined in the Original Purchase Agreement between WEX, eNett and Optal, among others). The Company subsequently concluded that the COVID-19 pandemic and conditions arising in connection with it had a Material Adverse Effect on the businesses, which was disproportionate to the effect on others in the relevant industry. Because of this Material Adverse Effect, WEX formally advised eNett and Optal on May 4, 2020 that it was not required to close the transaction pursuant to the terms of the purchase agreement. On May 11, 2020, the shareholders of eNett and Optal each initiated separate legal proceedings in the High Court of Justice of England and Wales in the United Kingdom against the Company seeking a declaration that no Material Adverse Effect had occurred and an order for specific performance of WEX’s obligations under the Original Purchase Agreement. A London court held a trial of certain preliminary issues from September 21, 2020 through September 29, 2020 and handed down its judgment on October 12, 2020. The Company and the claimants each sought permission to appeal certain portions of the Court’s judgment.
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

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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
The Company determined that the aggregate purchase price represents consideration paid for the businesses acquired and for the settlement of the legal proceedings described above. The preliminary fair value of the businesses acquired was estimated to be $415.0 million using a discounted cash flow analysis and guideline transaction method. Since the Company was not able to reliably estimate the fair value of the legal settlement, the residual value of $162.5 million was allocated to the settlement of the legal proceedings, which was included in legal settlement expense during the fourth quarter of 2020.
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

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following is a summary of the preliminary allocation of the purchase price to the assets and liabilities acquired, based on the fair value at the date of acquisition:

(In thousands)	As Reported December 31, 2020	Measurement Period Adjustments	As Reported September 30, 2021
Cash consideration transferred, net of $232,155 in cash and restricted cash acquired	$383,204	$119	$383,323
Less: legal settlement	(162,500)	—	(162,500)
Total consideration, net	$220,704	$119	$220,823
Less:
Accounts receivable	14,449	—	14,449
Property and equipment	876	—	876
Customer relationships(a)(c)	79,923	(32,323)	47,600
Developed technologies(b)(c)	63,125	(56,825)	6,300
License agreements	4,208	(4,208)	—
Deferred income tax asset	9,424	(410)	9,014
Other assets	16,605	—	16,605
Accounts payable	(16,244)	—	(16,244)
Accrued expenses	(21,898)	—	(21,898)
Restricted cash payable	(186,956)	—	(186,956)
Deferred income tax liability	(20,152)	13,053	(7,099)
Other liabilities	(14,540)	3,552	(10,988)
Recorded goodwill	$291,884	$77,280	$369,164
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
The pro forma information below gives effect to the eNett and Optal acquisitions as if they had been completed on January 1, 2019. These pro forma results have been calculated after applying the Company’s accounting policies, adjustments to reflect amortization associated with intangibles acquired and related income tax results. The pro forma financial information is presented based on certain estimates and assumptions, which the Company believes to be reasonable but not necessarily indicative of future results of operations or the results that would have been reported if the acquisitions had been completed on January 1, 2019.
The following represents unaudited pro forma operational results:

(In thousands, except per share data)	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Total revenues	$398,811	$1,202,591
Net loss attributable to shareholders	$(68,822)	$(16,537)
Net loss attributable to shareholders per share:
Basic	$(1.56)	$(0.38)
Diluted	$(1.56)	$(0.38)

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

5.	Accounts Receivable
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
The Company extends revolving credit to certain small fleets. These accounts are also subject to late fees, and balances that are not paid in full are subject to interest charges based on the revolving balance. The Company had approximately $87.7 million and $60.2 million in receivables with revolving credit balances as of September 30, 2021 and December 31, 2020, respectively.

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

	Three Months Ended September 30, 2021
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Balance, beginning of period	$49,716	$7,519	$536	$57,771
Provision for credit losses[1]	10,231	3,816	80	14,127
Charges to other accounts[2]	4,046	5	—	4,051
Charge-offs	(10,872)	(602)	(92)	(11,566)
Recoveries of amounts previously charged-off	1,691	163	53	1,907
Currency translation	(392)	(206)	—	(598)
Balance, end of period	$54,420	$10,695	$577	$65,692

	Three Months Ended September 30, 2020
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Balance, beginning of period	$47,109	$16,142	$592	$63,843
Provision for credit losses[1,3]	8,526	3,725	32	12,283
Charges to other accounts[2]	3,200	—	—	3,200
Charge-offs	(18,334)	(10,149)	(63)	(28,546)
Recoveries of amounts previously charged-off	3,213	—	—	3,213
Currency translation	504	31	(263)	272
Balance, end of period	$44,218	$9,749	$298	$54,265

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Nine Months Ended September 30, 2021
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Balance, beginning of period	$49,267	$9,610	$270	$59,147
Provision for credit losses[1]	26,359	5,568	221	32,148
Charges to other accounts[2]	12,267	5	—	12,272
Charge-offs	(37,239)	(4,462)	(120)	(41,821)
Recoveries of amounts previously charged-off	4,572	176	206	4,954
Currency translation	(806)	(202)	—	(1,008)
Balance, end of period	$54,420	$10,695	$577	$65,692

	Nine Months Ended September 30, 2020
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Balance, beginning of period	$50,010	$5,765	$8,076	63,851
Provision for credit losses[1,3]	47,418	19,230	203	66,851
Charges to other accounts[2]	13,930	—	—	13,930
Charge-offs	(75,711)	(15,214)	(5,381)	(96,306)
Recoveries of amounts previously charged-off	8,101	28	17	8,146
Currency translation	470	(60)	(2,617)	(2,207)
Balance, end of period	$44,218	$9,749	$298	$54,265
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
3 The provision for the three and nine months ended September 30, 2020 reflects an increase in expected credit losses as a result of COVID-19.

Concentration of Credit Risk
The receivables portfolio consists of a large group of homogeneous smaller balances across a wide range of industries, which are collectively and individually evaluated for impairment. No one customer receivable balance represented 10 percent or more of the outstanding receivables balance at September 30, 2021 or December 31, 2020. The following table presents the outstanding balance of trade accounts receivable that are less than 30 and 60 days past due, in each case, as a percentage of total trade accounts receivable:

Delinquency Status	September 30, 2021	December 31, 2020
29 days or less past due	99%	97%
59 days or less past due	99%	98%

6.	Earnings per Share
Basic earnings per share is computed by dividing net income (loss) attributable to shareholders by the weighted average number of shares of common stock and vested DSUs outstanding during the year. The computation of diluted earnings

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

per share is similar to the computation of basic earnings per share, except that the numerator is increased for tax effected interest expense associated with our Convertible Notes and the denominator is increased for the assumed issuance of common shares upon conversion of the Convertible Notes under the if-converted method unless the effect is antidilutive. Additionally, diluted earnings per share includes the assumed exercise of dilutive options and the assumed issuance of unvested restricted stock units and performance-based awards for which the performance condition has been met as of the date of determination, using the treasury stock method unless the effect is antidilutive. The treasury stock method assumes that proceeds, including cash received from the exercise of employee stock options and the average unrecognized compensation expense for unvested share-based compensation awards, would be used to purchase the Company’s common stock at the average market price during the period.
The following table summarizes net income (loss) attributable to shareholders and reconciles basic and diluted shares outstanding used in the earnings per share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Net income (loss) attributable to shareholders	$48,318	$(65,840)	$11,897	$(9,438)

Weighted average common shares outstanding – Basic	44,861	44,166	44,664	43,720
Dilutive impact of share-based compensation awards[1]	418	—	670	—
Weighted average common shares outstanding – Diluted	45,279	44,166	45,334	43,720
1 For the three and nine months ended September 30, 2021, 0.7 million and 0.9 million, respectively, of outstanding share-based compensation awards were excluded from the computation of diluted earnings per share under the treasury stock method, as the effect of including these awards would be anti-dilutive. For the three and nine months ended September 30, 2020, 0.8 million and 0.7 million, respectively, of outstanding share-based compensation awards were excluded from the computation of diluted earnings per share under the treasury stock method, as the effect of including these awards would be anti-dilutive.
It is the Company’s intention to settle all conversions of the Convertible Notes in shares of the Company’s common stock. Under the if-converted method, approximately 1.6 million shares of the Company’s common stock associated with the assumed conversion of these Convertible Notes as of the beginning of the period have been excluded from diluted shares outstanding for the three and nine months ended September 30, 2021 and 2020 as the effect of including such shares would be antidilutive.

7.	Derivative Instruments
The Company is exposed to certain market risks relating to its ongoing business operations. From time to time, the Company enters into derivative instrument arrangements to manage various risks including interest rate risk.
Interest rate swap contracts
The Company has entered into interest rate swap contracts to manage its exposure to changes in interest rates. Such contracts are intended to economically hedge the LIBOR component of future interest payments associated with outstanding borrowings under the Company’s Amended and Restated Credit Agreement.
A summary of the Company’s interest rate swap contracts with a collective notional amount of $2.3 billion outstanding as of September 30, 2021 is as follows:

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Contract End Date	Fixed Interest Rates[1]	Notional Amount at inception (in thousands)
December 2021	0.743%	$485,000
December 2022	2.204%	$300,000
March 2023	1.954% - 2.413%	$450,000
December 2023	1.862%	$200,000
May 2024	0.435% - 0.440%	$300,000
May 2025	0.678%	$300,000
May 2026	0.909% - 0.910%	$300,000
1 Fixed interest rates payable by WEX. Counterparties pay floating rate equal to the one-month USD LIBOR.

The following table presents information on the location and amounts of gains and losses from interest rate swap contract derivatives:

(In thousands)		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in the Statement of Operations	2021	2020	2021	2020
Interest rate swap contracts – unrealized portion	Net unrealized gain (loss) on financial instruments	$6,527	$3,774	$20,008	$(32,722)
Interest rate swap contracts – realized portion	Financing interest expense	$(7,037)	$(5,438)	$(18,575)	$(10,336)
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
WEX Bank accepts its deposits through: (i) certain customers as required collateral for credit that has been extended (“customer deposits”) and (ii) contractual arrangements for brokered and non-brokered certificate of deposit and money market deposit products. Customer deposits are generally non-interest bearing, certificates of deposit are issued at fixed rates and money market deposits are issued at both fixed and variable interest rates based on LIBOR or the Federal Funds rate.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table presents the composition of deposits, which are classified as short-term or long-term based on their contractual maturities:

(In thousands)	September 30, 2021	December 31, 2020
Interest-bearing money market deposits[1]	$313,000	$439,894
Customer deposits	122,814	116,694
Contractual deposits with maturities within 1 year[1,2,3]	580,513	354,807
Short-term deposits	1,016,327	911,395
Contractual deposits with maturities greater than 1 year and less than 5 years[1,2,3]	600,496	148,591
Total deposits	$1,616,823	$1,059,986

Weighted average cost of funds on contractual deposits outstanding	0.52%	1.81%
Weighted average cost of interest-bearing money market deposits	0.23%	0.27%
1 As of September 30, 2021 and December 31, 2020, all certificates of deposit and money market deposits were in denominations of $250 thousand or less, corresponding to FDIC deposit insurance limits.
2 Original maturities range from 9 months to 5 years, with coupon interest rates ranging from 0.12 percent to 3.52 percent as of September 30, 2021. At December 31, 2020, original maturities ranged from 1 year to 5 years with coupon interest rates ranging from 1.35 percent to 3.52 percent.
3 Includes certificates of deposit and certain money market deposits, which have a fixed maturity and interest rate.
In accordance with regulatory requirements, WEX Bank normally maintains reserves against a portion of its outstanding customer deposits by keeping balances with the Federal Reserve Bank, however, due to temporarily relaxed Federal Reserve requirements enacted in response to the COVID-19 pandemic, there was no required reserve at September 30, 2021 and December 31, 2020.
ICS Purchases
From time to time, WEX Bank utilizes alternative funding sources such as IntraFi Network LLC’s (formerly Promontory Interfinancial Network, LLC) ICS service, which provides for one-way buy transactions among banks for the purposes of purchasing cost-effective variable-rate funding without collateralization. WEX Bank may purchase brokered money market demand accounts and demand deposit accounts in amounts not to exceed $125.0 million through this service. There were no outstanding balances for ICS purchases at September 30, 2021 and December 31, 2020.

9.	Financing and Other Debt
The following table summarizes the Company’s total outstanding debt by type as of September 30, 2021 and December 31, 2020.

(In thousands)	September 30, 2021	December 31, 2020
Borrowings on Revolving Credit Facility	$213,400	$—
Term loans:
Tranche A Term Loans	953,972	873,777
Tranche B Term Loans	1,434,790	1,442,368
Total term loans	2,388,762	2,316,145
Notes outstanding	—	400,000
Convertible Notes	310,000	310,000
Securitized debt	88,327	85,945
Participation debt	1,500	—
Borrowed federal funds	40,000	20,000
Total gross debt[1]	$3,041,989	$3,132,090
1 See Note 12, Fair Value, for more information regarding the fair value of the Company’s debt.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes the Company’s total outstanding debt by balance sheet classification:

(In thousands)	September 30, 2021	December 31, 2020
Current portion of gross debt	$193,169	$170,556
Less: Unamortized debt issuance costs/debt discount	(9,925)	(17,826)
Short-term debt, net	$183,244	$152,730

Long-term portion of gross debt	$2,848,820	$2,961,534
Less: Unamortized debt issuance costs/debt discount	(46,503)	(87,421)
Long-term debt, net	$2,802,317	$2,874,113

Supplemental information:
Letters of credit[1]	$51,574	$51,628
Remaining borrowing capacity on Revolving Credit Facility[2]	$665,026	$818,372
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
As of September 30, 2021, the Company had an outstanding principal amount of $954.0 million on the Tranche A Term Loans, an outstanding principal amount of $1,434.8 million on the Tranche B Term Loans, borrowings on the Revolving Credit Facility of $213.4 million and letters of credit of $51.6 million drawn against the Revolving Credit Facility.
As of September 30, 2021, amounts outstanding under the Amended and Restated Credit Agreement bore a weighted average effective interest rate of 2.2 percent. As of December 31, 2020, amounts outstanding under the 2016 Credit Agreement bore a weighted average effective interest rate of 2.3 percent. The Company maintains interest rate swap contracts to manage the interest rate risk associated with its outstanding variable-interest rate borrowings. See Note 7, Derivative Instruments, for further discussion. In addition, the Company agreed to pay a quarterly commitment fee at a rate per annum ranging, as of September 30, 2021, from 0.25 percent to 0.50 percent of the daily unused portion of the Revolving Credit Facility (which was 0.40 percent at both September 30, 2021 and December 31, 2020) determined based on the Company’s consolidated leverage ratio.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The Company accounted for the amendment and restatement of the 2016 Credit Agreement as both a debt modification and extinguishment, and consequently recorded a loss on extinguishment of debt of $3.4 million related to the write-off of unamortized debt issuance costs during the nine months ended September 30, 2021. During the nine months ended September 30, 2021, the Company incurred $5.5 million of third-party debt restructuring costs associated with the amendment and restatement, which have been classified within general and administrative expenses in our condensed consolidated statements of operations. Debt discounts and financing fees totaling $16.1 million, incurred in conjunction with the amendment and restatement, were capitalized during the nine months ended September 30, 2021, and are being amortized into interest expense over the term of the respective debt facilities using the effective interest method.
Debt Covenants
The Amended and Restated Credit Agreement contains various affirmative, negative and financial maintenance covenants affecting the Company and its subsidiaries including, in certain limited circumstances, WEX Bank and the Company’s other regulated subsidiaries.
Notes Outstanding
On March 15, 2021, the Company redeemed $400.0 million of Notes outstanding, which were otherwise scheduled to mature on February 1, 2023. The redemption price of the Notes was $400.0 million plus accrued and unpaid interest through the redemption date. Prior to redemption, interest was payable semiannually in arrears on February 1 and August 1 of each year. Unamortized debt issuance costs previously incurred and capitalized in conjunction with the Notes of $1.4 million were accelerated as of the redemption date and amortized in full to interest expense during the nine months ended September 30, 2021.
Convertible Notes

Pursuant to a purchase agreement dated June 29, 2020, on July 1, 2020, the Company closed on a private placement with an affiliate of Warburg Pincus LLC (together with its affiliate, "Warburg Pincus"), pursuant to which the Company issued the Convertible Notes due on July 15, 2027 in an aggregate principal amount of $310.0 million and 577,254 shares of the Company’s common stock for an aggregate purchase price of $389.2 million, of which $90.0 million constituted the purchase price for the shares, reflecting a purchase price of $155.91 per share.
The issuance of the Convertible Notes provided the Company with net proceeds of approximately $299.2 million after original issue discount. The Convertible Notes have a seven-year term maturing July 15, 2027, unless earlier converted, repurchased or redeemed. Interest is calculated at a fixed rate of 6.5 percent per annum, payable semi-annually in arrears on January 15 and July 15 of each year. At the Company’s option, interest is either payable in cash, through accretion to the principal amount of the Convertible Notes, or a combination of cash and accretion.

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
In the event of certain fundamental change transactions, including certain change of control transactions and delisting events involving the Company, holders of the Convertible Notes will have the right to require the Company to repurchase its Convertible Notes at 105 percent of the outstanding principal amount of the Convertible Notes, plus the present value of future

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

interest payments through the date of maturity. There were no shares issued upon conversion, exercise or satisfaction of required conditions under these Convertible Notes during the three and nine months ended September 30, 2021.
Until January 1, 2021, the Convertible Notes were separated into liability and equity components. Effective January 1, 2021, the Company adopted ASU 2020-06 using the modified-retrospective approach under which separation of the conversion feature into an equity component is no longer required, and the Company now accounts for the Convertible Notes and its conversion feature as a single unit of account. The remaining debt discount and debt issuance costs associated with the Convertible Notes will be amortized to interest expense using the effective interest rate method over the seven-year contractual life of the Convertible Notes. As of September 30, 2021, the Convertible Notes have an effective interest rate of 7.5 percent.

Based on the closing price of the Company’s common stock as of September 30, 2021, the “if-converted” value of the Convertible Notes was less than the respective principal amount.
The Convertible Notes consist of the following:

(In thousands)	September 30, 2021	December 31, 2020
Principal	$310,000	$310,000
Less: Unamortized discounts	(13,292)	(66,755)
Less: Unamortized issuance cost	(2,140)	(2,358)
Net carrying amount of Convertible Notes[1]	$294,568	$240,887

Equity component[2]	$—	$54,689
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
The following table sets forth total interest expense recognized for the Convertible Notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Interest on 6.5 percent coupon	$5,038	$4,982	$15,113	$4,982
Amortization of debt discount and debt issuance costs	512	1,674	1,566	1,674
	$5,550	$6,656	$16,679	$6,656
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
The Company pays a variable interest rate on the outstanding balance of the securitized debt, based on the Australian Bank Bill Rate plus an applicable margin. The interest rate was 0.91 percent and 0.97 percent as of September 30, 2021 and December 31, 2020, respectively. The Company had $59.6 million and $62.6 million of securitized debt under this facility as of September 30, 2021 and December 31, 2020, respectively, recorded in short-term debt, net.
European Securitization Facility
Under the terms of the Company’s securitized debt agreement with MUFG Bank, Ltd. through April 2022, each month on a revolving basis, the Company sells certain of its receivables from selected European countries to its European Securitization Subsidiary, which in turn, uses the receivables as collateral to issue securitized debt. The amount collected on the securitized receivables is restricted to pay the securitized debt and is not available for general corporate purposes.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The Company pays a variable interest rate on the outstanding balance of the securitized debt, based on the Sterling Overnight Index Average, plus an applicable margin. The interest rate was 1.04 percent and 0.98 percent as of September 30, 2021 and December 31, 2020, respectively. The Company had $28.7 million and $23.4 million of securitized debt under this facility as of September 30, 2021 and December 31, 2020, respectively, recorded in short-term debt, net.

Participation Debt
From time to time, WEX Bank enters into participation agreements with third-party banks to fund customers’ balances that exceed WEX Bank’s lending limit to individual customers. Associated unsecured borrowings generally carry a variable interest rate set according to an applicable reference rate plus a margin, which ranged from 225 to 250 basis points as of September 30, 2021.
As of September 30, 2021 and December 31, 2020, the Company had outstanding participation agreements for the borrowing of up to $61.5 million through December 31, 2021. There was $1.5 million borrowed against these participation agreements as of September 30, 2021 with an average interest rate of 2.36 percent. There were no amounts borrowed against participation agreements as of December 31, 2020.
Borrowed Federal Funds
WEX Bank borrows from uncommitted federal funds lines to supplement the financing of the Company’s accounts receivable. Our federal funds lines of credit were $561.0 million and $376.0 million as of September 30, 2021 and December 31, 2020, respectively. There were $40.0 million and $20.0 million of outstanding borrowings as of September 30, 2021 and December 31, 2020, respectively.
Other
As of September 30, 2021, WEX Bank pledged $378.7 million of fleet receivables held by WEX Bank to the Federal Reserve Bank as collateral for potential borrowings, through the Federal Reserve Bank Discount Window. Amounts that can be borrowed are based on the amount of collateral pledged and were $277.2 million as of September 30, 2021. WEX Bank had no borrowings outstanding on this line of credit through the Federal Reserve Bank Discount Window as of September 30, 2021 and December 31, 2020.

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
The Company sold $148.0 million and $411.6 million of accounts receivable under this arrangement during the three and nine months ended September 30, 2021, respectively. For the three and nine months ended September 30, 2020, the Company sold $122.6 million and $327.2 million of accounts receivable under this arrangement, respectively. Proceeds received, which are recorded net of applicable costs, including interest and commissions, are recorded in operating activities in the condensed consolidated statements of cash flows. The loss on factoring, recorded within cost of services in the condensed consolidated statements of operations, was $0.7 million and $2.0 million for the three and nine months ended September 30, 2021, respectively. For the three and nine months ended September 30, 2020, the loss on factoring was insignificant and $1.7 million, respectively. As of September 30, 2021, the amount of outstanding transferred receivables in excess of the established credit limit was $0.6 million while this amount was immaterial as of December 31, 2020. Charge-backs on balances in excess of the credit limit during each of the nine months ended September 30, 2021 and 2020 were immaterial.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

WEX Bank Accounts Receivable Factoring
Under a factoring agreement with an unrelated third-party financial institution, WEX Bank sells certain of its trade accounts receivable under non-recourse transactions. The agreement extends through August 2022, after which it can be renewed for successive one-year periods assuming WEX provides advance written notice that is accepted by the purchaser. The Company obtained a true-sale opinion from an independent attorney, which states that the factoring agreement provides legal isolation upon WEX Bank bankruptcy or receivership under local law. WEX Bank continues to service the receivables post-transfer with no participating interest. As such, transfers under this arrangement are treated as a sale and are accounted for as a reduction in trade accounts receivable because effective control of the receivables is transferred to the buyer.
The Company sold $1.3 billion and $1.9 billion of trade accounts receivable under this arrangement during the three and nine months ended September 30, 2021, respectively. During the three and nine months ended September 30, 2020, the Company sold $0.8 billion and $3.7 billion of accounts receivable under this arrangement, respectively. Proceeds received, which are reported net of a negotiated discount rate, are recorded in operating activities in the statements of cash flows. The loss on factoring, which is recorded within cost of services in the condensed consolidated statements of operations, was immaterial for the three and nine months ended September 30, 2021 and 2020, respectively.

11.	Investment Securities
The Company’s investment securities were purchased and are held by WEX Bank primarily to meet the requirements of the Community Reinvestment Act. Changes in the fair value of the Company’s equity securities are recognized within net unrealized gain (loss) on financial instruments on the condensed consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020. The Company’s debt securities, and any changes in their fair values, are not material individually or in the aggregate as of September 30, 2021 and December 31, 2020. Purchases, sales and maturities associated with investment securities are treated as investing activities within the condensed consolidated statements of cash flows. Refer to Note 12, Fair Value, for further information.

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

(In thousands)	Fair Value Hierarchy	September 30, 2021	December 31, 2020
Financial Assets:
Money market mutual funds[1]	1	$—	$335,449
Investment securities
Municipal bonds	2	$109	$197
Asset-backed securities	2	177	210
Mortgage-backed securities	2	129	138
Pooled investment fund measured at NAV[2]		9,000	9,000
Fixed-income mutual fund	1	27,440	27,728
Total investment securities		$36,855	$37,273
Executive deferred compensation plan trust[3]	1	$10,851	$9,586
Interest rate swaps[4]	2	$7,449	$—

Liabilities
Interest rate swaps[4]	2	$32,379	$44,938
Contingent consideration[5]	3	$72,100	$—
1 The fair value is recorded in cash and cash equivalents.
2 The fair value of this security is measured at NAV as a practical expedient and has not been classified within the fair value hierarchy. The amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the condensed consolidated balance sheets.
3 The fair value is recorded as current or long-term based on the timing of the Company’s executive deferred compensation plan payment obligations. At September 30, 2021, $1.5 million and $9.3 million in fair value is recorded within prepaid expenses and other current assets and other assets, respectively. At December 31, 2020, $0.9 million and $8.7 million in fair value is recorded within prepaid expenses and other current assets and other assets, respectively.
4 The fair value is recorded as current or long-term depending on the timing of expected discounted cash flows. At September 30, 2021, $7.4 million of fair value was recorded in other assets. At September 30, 2021, $24.3 million and $8.1 million in fair value is recorded within other current liabilities and other liabilities, respectively. At December 31, 2020, $22.0 million and $22.9 million in fair value is recorded within other current liabilities and other liabilities, respectively.
5 The fair value is recorded in other liabilities.
Money Market Mutual Funds
From time to time, a portion of the Company’s cash and cash equivalents are invested in money market mutual funds that primarily consist of short-term government securities, which are classified as Level 1 in the fair value hierarchy because they are valued using quoted market prices in an active market.
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
Pooled Investment Fund

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

(In thousands)	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period

Pooled investment fund, as of September 30, 2021	$9,000	—	Monthly	30 days
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
Executive Deferred Compensation Plan Trust
The investments held in the executive deferred compensation plan trust, which consist primarily of mutual funds, are classified as Level 1 in the fair value hierarchy because the fair value is determined using quoted prices for identical instruments in active markets.
Interest Rate Swaps
The Company determines the fair value of its interest rate swaps based on the discounted cash flows of the difference between the projected fixed payments on the swaps and the implied floating payments using the current LIBOR curve, which are Level 2 inputs of the fair value hierarchy.
Contingent Consideration

As part of the asset acquisition from Bell Bank discussed in Note 4, Acquisitions, the Company is obligated to pay additional consideration contingent upon increases in the Federal Funds rate. The Company determined the fair value of this contingent consideration derivative liability based on discounted cash flows using the difference between the baseline Federal Funds rate in the purchase agreement with Bell Bank and future forecasted Federal Funds rates over the agreement term. The forecasted Federal Funds rates represent a Level 3 input within the fair value hierarchy. The resulting probability-weighted contingent consideration amounts were discounted using a weighted average discount rate, which was 1.32 percent as of September 30, 2021. Significant increases or decreases in the Federal Funds rates could result in material increases or decreases, respectively, to the fair value of the Company’s contingent consideration derivative liability.

The Company records changes in the estimated fair value of the contingent consideration in the condensed consolidated statements of operations. Changes in the contingent consideration liability are measured at fair value on a recurring basis using unobservable inputs (Level 3) and during the nine months ended September 30, 2021 are as follows:

(In thousands)	Fair Value
Contingent consideration – December 31, 2020	$—
Contingent consideration recorded as a result of the acquisition (Note 4)	27,200
Change in estimated fair value	44,900
Contingent consideration – September 30, 2021	$72,100

Assets and Liabilities Measured at Carrying Value, for which Fair Value is Disclosed
Term Loans and borrowings on Revolving Credit Facility
The Company determines the fair value of borrowings on the Revolving Credit Facility and Tranche A Term Loans and Tranche B Term Loans based on market rates for the issuance of the Company’s debt, which are Level 2 inputs in the fair value hierarchy. As of September 30, 2021 and December 31, 2020, the carrying value of outstanding borrowings on the Tranche A Term Loans and Tranche B Term Loans approximated fair value. As of September 30, 2021, the principal amount of the outstanding borrowings on the Revolving Credit Facility approximated fair value.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Convertible Notes
The Company determines the fair value of the Convertible Notes outstanding using our stock price and volatility, the conversion premium on the Convertible Notes and effective interest rates for similarly-rated credit issuances, all of which are Level 2 inputs in the fair value hierarchy. As of September 30, 2021 and December 31, 2020, the fair value of our Convertible Notes approximated $367.1 million and $405.6 million, respectively.
Other Assets and Liabilities
The carrying value of certain of the Company’s financial instruments, other than those presented above, including cash, cash equivalents, restricted cash, short-term certificates of deposit, accounts receivable, accounts payable, accrued expenses and other liabilities, approximate their respective fair values due to their short-term nature or maturities. The carrying value of certain other financial instruments, including interest-bearing money market deposits, certificates of deposit with maturity dates in excess of one year, securitized debt, participation debt and borrowed federal funds approximate their respective fair values due to their interest rates being consistent with current market interest rates.

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
Pursuant to the PO Holding Operating Agreement, SBI subsequently elected to participate in the equity financing of the benefitexpress Acquisition. As part of the Subscription Agreement more fully described in Note 4, Acquisitions, SBI agreed to pay the Company $12.5 million, which was equal to 4.53 percent of the purchase price. This receivable was ultimately settled through the Payment Offset described in Note 4, Acquisitions.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table presents the changes in the Company’s redeemable non-controlling interest:

(In thousands)	2021	2020
Balance at January 1	$117,219	$156,879
Net income attributable to redeemable non-controlling interest	353	142
Change in value of redeemable non-controlling interest	25,044	2,624
Balance at March 31	$142,616	$159,645
Net income attributable to redeemable non-controlling interest	232	99
Repurchase of non-controlling interest	(11,191)	—
Contribution from non-controlling interest	12,457	—
Change in value of redeemable non-controlling interest	43,823	(59,940)
Balance at June 30	$187,937	$99,804
Net income attributable to redeemable non-controlling interest	134	537
Change in value of redeemable non-controlling interest	3,416	6,879
Balance at September 30	$191,487	$107,220

14.	Income Taxes
The Company’s effective tax rate was 27.2 percent and 16.6 percent for the three and nine months ended September 30, 2021, respectively, as compared to (59.8) percent and 6.4 percent for the three and nine months ended September 30, 2020, respectively. Income tax expense is based on an estimated annual effective rate, which requires the Company to make its best estimate of annual pretax income or loss. The Company’s effective tax rates for the current year reflected the excess tax benefits arising from stock-based compensation and jurisdictional earnings mix. Effective tax rates were significantly lower in the prior year primarily due to the jurisdictional earnings mix and decrease in estimated income before income taxes with relatively significant non-deductible expenses, including the loss on the sale of WEX Latin America.
Undistributed earnings of certain foreign subsidiaries of the Company amounted to $116.5 million and $58.5 million at September 30, 2021 and December 31, 2020, respectively. The Company continues to maintain its indefinite reinvestment assertion for its investments in foreign subsidiaries except for any historical undistributed earnings and future earnings for WEX Australia. Upon distribution of these earnings in the form of dividends or otherwise, the Company would be subject to withholding taxes payable to foreign countries, where applicable, but would generally have no further federal income tax liability. It is not practicable to estimate the unrecognized deferred tax liability; however, it is not expected to be material.

15.	Commitments and Contingencies
Restructuring Activities
In connection with the acquisition of eNett and Optal, during the first quarter of 2021, the Company initiated a restructuring program within the Travel and Corporate Solutions segment. The restructuring initiative consisted of employee separation costs, which the Company determined are probable and reasonably estimable. As such, the Company recorded charges incurred under this initiative of $5.4 million for the nine months ended September 30, 2021, within general and administrative expenses on the condensed consolidated statements of operations. Charges incurred under this initiative were immaterial during the three months ended September 30, 2021.
Litigation
The Company is subject to legal proceedings and claims in the ordinary course of business. As of the date of this filing, the current estimate of a reasonably possible loss contingency from all legal proceedings is not material to the Company’s consolidated financial position, results of operations, cash flows or liquidity.
Commitments
Minimum Volume Commitments

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Certain of the Company’s subsidiaries are required to purchase a minimum amount of fuel from suppliers on an annual basis. If the minimum requirement is not fulfilled, they are subject to penalties based on the amount of spend below the minimum annual volume commitment. The Company incurred penalties of $1.5 million and $4.5 million during the three and nine months ended September 30, 2021, respectively, and $1.2 million and $2.4 million during the three and nine months ended September 30, 2020, respectively, which are offset against revenues on the condensed consolidated statements of operations.
Other Commitments
Other significant commitments and contingencies as of September 30, 2021 are consistent with those discussed in Note 21, Commitments and Contingencies, to the consolidated financial statements in the Annual Report on Form 10–K for the year ended December 31, 2020.

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
Stock-based compensation expense was $21.7 million and $60.3 million for the three and nine months ended September 30, 2021, respectively, and $17.9 million and $44.6 million for the three and nine months ended September 30, 2020, respectively.

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

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following tables present the Company’s reportable segment revenues:

	Three Months Ended September 30, 2021
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Payment processing revenue	$130,006	$79,815	$16,305	$226,126
Account servicing revenue	43,671	10,908	83,145	137,724
Finance fee revenue	67,529	200	40	67,769
Other revenue	45,155	79	5,911	51,145
Total revenues	$286,361	$91,002	$105,401	$482,764

Interest income	$178	$2	$3	$183

	Three Months Ended September 30, 2020
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Payment processing revenue	$102,418	$53,239	$15,420	$171,077
Account servicing revenue	39,350	9,964	63,103	112,417
Finance fee revenue	46,129	145	33	46,307
Other revenue	40,807	948	10,560	52,315
Total revenues	$228,704	$64,296	$89,116	$382,116

Interest income	$1,304	$12	$304	$1,620

	Nine Months Ended September 30, 2021
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Payment processing revenue	$367,032	$205,345	$55,564	$627,941
Account servicing revenue	125,955	32,817	230,572	389,344
Finance fee revenue	178,627	693	101	179,421
Other revenue	132,972	4,551	18,775	156,298
Total revenues	$804,586	$243,406	$305,012	$1,353,004

Interest income	$1,194	$12	$13	$1,219

	Nine Months Ended September 30, 2020
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Payment processing revenue	$305,888	$166,768	$49,919	$522,575
Account servicing revenue	115,252	31,210	189,274	335,736
Finance fee revenue	143,934	900	111	144,945
Other revenue	117,857	4,272	35,494	157,623
Total revenues	$682,931	$203,150	$274,798	$1,160,879

Interest income	$3,205	$265	$998	$4,468

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The CODM evaluates the financial performance of each segment using segment adjusted operating income, which excludes: (i) unallocated corporate expenses; (ii) acquisition and divestiture related items (including acquisition-related intangible amortization); (iii) loss on sale of subsidiary; (iv) debt restructuring costs; (v) stock-based compensation; and (vi) other costs. Additionally, we do not allocate financing interest expense, foreign currency gains and losses, other non-operating gains and losses, change in fair value of contingent consideration, unrealized and realized gains and losses on financial instruments, income taxes and adjustments attributable to non-controlling interests to our operating segments.
The following table reconciles total segment adjusted operating income to income (loss) before income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Segment adjusted operating income
Fleet Solutions	$144,853	$102,276	$400,976	$284,064
Travel and Corporate Solutions	31,057	14,184	55,229	47,060
Health and Employee Benefit Solutions	23,863	23,800	83,487	78,525
Total segment adjusted operating income	$199,773	$140,260	$539,692	$409,649

Reconciliation:
Total segment adjusted operating income	$199,773	$140,260	$539,692	$409,649
Less:
Unallocated corporate expenses	20,977	14,817	54,360	45,313
Acquisition-related intangible amortization	46,965	42,831	134,713	127,847
Other acquisition and divestiture related items	7,012	15,430	32,498	31,107
Loss on sale of subsidiary	—	46,362	—	46,362
Debt restructuring costs	120	(240)	6,056	525
Stock-based compensation	22,166	18,170	62,771	45,059
Other costs	1,711	1,045	15,653	7,980
Operating income	100,822	1,845	233,641	105,456
Financing interest expense	(32,493)	(40,950)	(98,250)	(101,813)
Net foreign currency loss	(9,962)	(784)	(11,375)	(31,973)
Other income	3,617	—	3,617	—
Change in fair value of contingent consideration	2,800	—	(44,900)	—
Net unrealized gain (loss) on financial instruments	6,424	3,774	19,470	(32,115)
Income (loss) before income taxes	$71,208	$(36,115)	$102,203	$(60,445)

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
Quantitative measures established by regulation to ensure capital adequacy require WEX Bank to maintain minimum amounts and ratios as defined in the regulations. As of September 30, 2021, the most recent FDIC exam report categorized WEX Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events subsequent to that examination report that management believes have changed WEX Bank’s capital rating.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table presents WEX Bank’s actual and regulatory minimum capital amounts and ratios:

(In thousands)	Actual Amount	Ratio	Minimum for Capital Adequacy Purposes Amount	Ratio	Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions Amount	Ratio
September 30, 2021
Total Capital to risk-weighted assets	$358,846	12.08%	$237,589	8.00%	$296,987	10.00%
Tier 1 Capital to average assets	$326,558	10.08%	$129,553	4.00%	$161,941	5.00%
Common equity to risk-weighted assets	$326,558	11.00%	$133,644	4.50%	$193,041	6.50%
Tier 1 Capital to risk-weighted assets	$326,558	11.00%	$178,192	6.00%	$237,589	8.00%
December 31, 2020
Total Capital to risk-weighted assets	$299,136	15.04%	$159,148	8.00%	$198,935	10.00%
Tier 1 Capital to average assets	$287,570	12.71%	$90,514	4.00%	$113,143	5.00%
Common equity to risk-weighted assets	$287,570	14.46%	$89,521	4.50%	$129,308	6.50%
Tier 1 Capital to risk-weighted assets	$287,570	14.46%	$119,361	6.00%	$159,148	8.00%

19.	Subsequent Events
As more fully described in Note 4, Acquisitions, during April 2021 WEX Inc. acquired the contractual rights to serve as custodian to certain HSAs from the Healthcare Bank division of Bell Bank. WEX Inc. has contracted with federally insured bank and credit union depository partners to hold custodial cash assets on behalf of its members. On October 14, 2021, WEX Inc. transferred $960.0 million of custodial cash assets previously held by a third-party depository partner, to WEX Bank to be managed and invested. Wellington Management Company LLP, an entity affiliated with Wellington Management Group, LLP, a beneficial owner of approximately 9 percent of the Company’s outstanding common stock based on information reported on a Schedule 13F-HR filed with the SEC on August 16, 2021, has been appointed investment manager for the funds. The Company is currently evaluating the impact that this transfer of assets will have on its financial position and results of operations.

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
Summary
HSA Investments
As more fully described in Note 4, Acquisitions, to the condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q, during April 2021 WEX Inc. acquired the contractual rights to serve as custodian to certain HSAs from the Healthcare Bank division of Bell Bank. WEX Inc. has contracted with federally insured bank and credit union depository partners to hold custodial cash assets on behalf of its members. On October 14, 2021, WEX Inc. transferred $960.0 million of custodial cash assets previously held by a third-party depository partner to WEX Bank to be managed and invested. Wellington Management Company LLP, an entity affiliated with Wellington Management Group, LLP, a beneficial owner of approximately 9 percent of the Company’s outstanding common stock based on information reported on a Schedule 13F-HR filed with the SEC on August 16, 2021, has been appointed investment manager for the funds.
COVID-19 Pandemic
A novel strain of coronavirus (COVID-19) was first identified in Wuhan, China in January 2020, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. The United States and the global communities in which we operate continue to face challenges posed by the COVID-19 pandemic although we, like many companies, are encouraged by the increased availability of vaccines and we look forward to an ultimate return to a more normalized working environment. To date however, we have continued to suspend most travel for employees, our office capacity generally remains limited and, since mid-March 2020, our employees have largely continued to work remotely in most geographies. While we continue to operate effectively during this challenge, the full impact of the COVID-19 pandemic on our business and the global economy remains uncertain. The ultimate consequences will depend on many factors outside of our control, including the availability and effectiveness of vaccines and therapeutics and the ultimate duration and severity of the pandemic itself, including the impact of COVID-19 variants.

Certain of our reportable segments, particularly Travel and Corporate Solutions, have been significantly impacted by COVID-19, however, we continue to see recovery within these impacted segments with sequential improvement in transaction volumes, revenues and earnings during the first, second and third quarters of 2021. The Company’s revenues are largely recurring in nature, therefore, as we add new volumes and our existing customer base recovers, we expect to capture the related growth.
Amended and Restated Credit Agreement
On April 1, 2021, the Company amended and restated the 2016 Credit Agreement. For further information regarding this amendment and restatement refer to the following Liquidity and Capital Resources section of this MD&A and Note 9, Financing and Other Debt, to the condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
Asset Acquisition
On April 1, 2021, WEX Inc. completed the acquisition of certain contractual rights to serve as custodian or sub-custodian to certain HSAs from the Healthcare Bank division of Bell Bank, which is owned by State Bankshares, Inc. This acquisition increases the Company’s role in its customer-directed healthcare ecosystem and aligns with its growth strategy. On the closing of the acquisition, WEX Inc. paid Bell Bank initial cash consideration of $200.0 million. Pursuant to the purchase agreement, WEX Inc. agreed to make an additional deferred cash payment of $25.0 million in July 2023 and a second additional deferred cash payment of $25.0 million in January 2024. As of June 1, 2021, in connection with the acquisition by WEX Health of Cirrus Holdings, LLC further discussed below, the second deferred payment of $25.0 million was reduced by the amount of $12.5 million (the “Payment Offset”). As a result of the Payment Offset, WEX Inc. continues to owe Bell Bank $12.5 million for the second additional deferred cash payment, which is due and payable in January 2024.
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
benefitexpress Acquisition

On June 1, 2021, WEX Inc.’s subsidiary, WEX Health, completed the acquisition of Cirrus Holdings, LLC, the indirect owner of Benefit Express Services, LLC, which is a provider of highly configurable, cloud-based benefits administration technologies and services doing business under the name benefitexpress (the “benefitexpress Acquisition”). The transaction expanded the Company’s role in the healthcare ecosystem, bringing together benefit administration, compliance services, and consumer-directed health and lifestyle spending accounts together to form a full-service benefits marketplace. Pursuant to the terms of the definitive purchase agreement, WEX Health consummated the benefitexpress Acquisition for total consideration of approximately $275 million, subject to certain working capital and other adjustments. WEX Inc. indirectly owns 95.47 percent of WEX Health. For further information regarding the structure of the benefitexpress Acquisition refer to Note 4, Acquisitions, to the condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
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

Key Performance Indicators
Below are key metrics from the third quarter of 2021:

			Increase
	Q3 2021	Q3 2020	Amount	Percent
Fleet Solutions
Fuel transactions processed (in millions)	161.8	149.6	12.2	8.2%
Payment processing transactions (in millions)	134.0	120.9	13.1	10.8%
Average vehicles serviced (in millions)	16.2	15.3	0.9	5.9%
Average U.S. fuel price (US$ / gallon)	$3.23	$2.23	$1.00	44.8%
Travel and Corporate Solutions
Payment solutions purchase volume (in millions)	$12,799.6	$4,699.7	$8,099.9	172.3%
Health and Employee Benefit Solutions
Purchase volume (000s)	$1,173,913	$1,120,786	$53,127	4.7%
Average number of U.S. SaaS accounts (in millions)	16.9	14.6	2.3	15.8%
Fleet Solutions
•Fuel transactions processed increased approximately 8 percent from the third quarter of 2020 to 161.8 million for the third quarter of 2021, substantially as a result of transactions processed in North America.
•Payment processing transactions, which represents the total number of purchases made by fleets that have a payment processing relationship with WEX, are up approximately 11 percent as compared to the same period last year, substantially as a result of transactions processed in North America.
•Average number of vehicles serviced increased approximately 6 percent from the third quarter of 2020 to approximately 16.2 million for the third quarter of 2021 primarily related to growth in our North American customer base.
•The average U.S. fuel price per gallon during the third quarter of 2021 was $3.23, an approximate 45 percent increase from the same period last year.
Travel and Corporate Solutions
•Payment solutions purchase volume, which represents the total dollar value of all WEX-issued transactions that use WEX corporate card products and virtual card products, was $12.8 billion for the third quarter of 2021, representing an increase of 172 percent from the same period last year. This increase was driven primarily by the acquisition of eNett and Optal, recovery in domestic travel and tourism from the pandemic related lows, and increased volumes in our corporate payment solutions business.
Health and Employee Benefit Solutions
•Purchase volume, which represents the total dollar value of all transactions where interchange is earned by the Company, was up approximately 5 percent as compared to the same period last year.
•Average number of U.S. SaaS accounts, which represents the number of active Consumer-Directed Health, COBRA, and billing accounts on our U.S. SaaS platforms, grew by approximately 2.3 million for the third quarter of 2021, a 16 percent increase from the same period in the prior year.

Results of Operations
The Company does not allocate financing interest expense, change in fair value of contingent consideration, foreign currency gains and losses, unrealized and realized gains and losses on financial instruments, other non-operating gains and losses, income taxes and adjustments attributable to non-controlling interests to our operating segments, as management believes these items are unpredictable and can obscure a segment’s operating trends and results. In addition, the Company does not allocate certain corporate expenses to our operating segments, as these items are centrally controlled and are not directly attributable to any reportable segment.
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
•Depreciation and amortization - The depreciation and amortization associated with tangible and intangible assets that are not considered to be directly associated with providing a service that generates revenue are recorded as other operating expenses. Such assets include corporate facilities, information technology assets, and acquired intangible assets other than those included in cost of services.
Fleet Solutions
Revenues
The following table reflects comparative revenue and key operating statistics within Fleet Solutions:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(In thousands, except per gallon data)	2021	2020	Amount	Percent	2021	2020	Amount	Percent
Revenues(a)
Payment processing revenue	$130,006	$102,418	$27,588	27%	$367,032	$305,888	$61,144	20%
Account servicing revenue	43,671	39,350	4,321	11%	125,955	115,252	10,703	9%
Finance fee revenue	67,529	46,129	21,400	46%	178,627	143,934	34,693	24%
Other revenue	45,155	40,807	4,348	11%	132,972	117,857	15,115	13%
Total revenues	$286,361	$228,704	$57,657	25%	$804,586	$682,931	$121,655	18%

Key operating statistics
Payment processing revenue:
Payment processing transactions(b)	134,029	120,900	13,129	11%	382,522	345,577	36,945	11%
Payment processing fuel spend(c)	$11,907,220	$7,609,098	$4,298,122	56%	$32,079,597	$22,157,005	$9,922,592	45%
Average price per gallon of fuel – Domestic – ($USD/gal)	$3.23	$2.23	$1.00	45%	$3.01	$2.29	$0.72	31%
Net payment processing rate(d)	1.09%	1.35%	(0.26)%	(19)%	1.14%	1.38%	(0.24)%	(17)%

(a) The impact of foreign currency exchange rate fluctuations on Fleet Solutions increased revenue by $0.8 million in the third quarter of 2021 and $8.4 million in the nine months ended September 30, 2021 as compared to the same periods in the prior year.
(b) Payment processing transactions represents the total number of purchases made by fleets that have a payment processing relationship with WEX.
(c) Payment processing fuel spend represents the total dollar value of the fuel purchased by fleets that have a payment processing relationship with WEX.
(d) Net payment processing rate represents the percentage of the dollar value of each payment processing transaction that WEX records as revenue from merchants less certain discounts given to customers and network fees. Continued customer mix shift to larger over-the-road fleets has resulted in a decline in our net payment processing rate for the three and nine months ended September 30, 2021, as compared to the same periods in the prior year.

Fleet Solutions revenue increased $57.7 million for the third quarter of 2021 and $121.7 million for the nine months ended September 30, 2021 as compared to the same periods in the prior year. Revenues were favorably impacted by higher domestic fuel prices as well as increased volumes from the pandemic-driven lows of 2020. Favorable impact from domestic fuel prices was partially offset by unfavorable European fuel price spreads resulting in an increase of $34.9 million and $67.2 million in revenue for the three and nine months ended September 30, 2021, respectively, as compared to the same periods in the prior year.

Finance fee revenue is comprised of the following components:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(In thousands)	2021	2020	Amount	Percent	2021	2020	Amount	Percent
Finance income	$53,103	$36,232	$16,871	47%	$139,488	$118,043	$21,445	18%
Factoring fee revenue	14,426	9,897	4,529	46%	39,139	25,891	13,248	51%
Finance fee revenue	$67,529	$46,129	$21,400	46%	$178,627	$143,934	$34,693	24%
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
Finance income increased $16.9 million for the third quarter of 2021 and $21.4 million for the nine months ended September 30, 2021 as compared to the same periods in the prior year. Instances of customer delinquencies increased during the quarter ended September 30, 2021 as compared to the prior year period, contributing to the increase in quarterly finance income in conjunction with improvement in spend volumes and increased fuel prices. Instances of customer delinquencies for the nine months ended September 30, 2021 continue to remain low. Increases in average unpaid invoice balances, attributable primarily to improvement in spend volumes and increased fuel prices, contributed to just over half the increase in finance income for the nine months ended September 30, 2021 as compared to the same period in the prior year. The remaining increase was driven by higher weighted average late fee rates. During both the three and nine months ended September 30, 2021 and 2020, monthly late fee rates and minimum finance charges ranged up to 9.99 percent and $75, respectively. The weighted average late fee rate, net of related charge-offs, was 6.4 percent and 6.1 percent for the three and nine months ended September 30, 2021, respectively, and 5.9 percent and 5.7 percent for the three and nine months ended September 30, 2020, respectively. Concessions to certain customers experiencing financial difficulties may be granted and are limited to extending the time to pay, placing a customer on a payment plan or granting waivers of late fees. There were no material concessions granted to customers experiencing financial difficulties during the three and nine months ended September 30, 2021 and 2020.

The primary source of factoring fee revenue is calculated as a negotiated percentage fee of the receivable balance that we purchase. A secondary source of factoring fee revenue is a flat rate service fee to our customers that request a non-contractual same day funding of the receivable balance. Factoring fee revenue increased $4.5 million for the third quarter of 2021 and $13.2 million for the nine months ended September 30, 2021, as compared with the same periods in the prior year due to increased shipping demand and increased rates, leading to an increase in the size and volume of factored invoices.

Operating Expenses
The following table compares line items within operating income for Fleet Solutions:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(In thousands)	2021	2020	Amount	Percent	2021	2020	Amount	Percent
Cost of services
Processing costs	$55,638	$49,924	$5,714	11%	$160,528	$146,585	$13,943	10%
Service fees	$2,008	$1,755	$253	14%	$5,710	$5,318	$392	7%
Provision for credit losses	$10,473	$8,529	$1,944	23%	$26,359	$47,421	$(21,062)	(44)%
Operating interest	$1,505	$4,122	$(2,617)	(63)%	$5,410	$15,402	$(9,992)	(65)%
Depreciation and amortization	$12,398	$12,315	$83	1%	$37,523	$35,973	$1,550	4%

Other operating expenses
General and administrative	$23,694	$23,272	$422	2%	$66,945	$67,130	$(185)	—%
Sales and marketing	$44,564	$34,906	$9,658	28%	$127,719	$107,730	$19,989	19%
Depreciation and amortization	$19,446	$22,531	$(3,085)	(14)%	$58,443	$67,412	$(8,969)	(13)%

Operating income	$116,635	$71,350	$45,285	63%	$315,949	$189,960	$125,989	66%
Cost of services
Processing costs increased by $5.7 million and $13.9 million for the third quarter and the nine months ended September 30, 2021, respectively, as compared with the same periods in the prior year. Such increases were primarily driven by higher business support costs incurred as a result of the increased volumes experienced during the quarter and year-to-date periods ended September 30, 2021 as compared to the prior year comparable periods.
Service fees for the three and nine months ended September 30, 2021 were generally consistent with the same periods in the prior year.
Provision for credit losses increased by $1.9 million for the third quarter of 2021 and decreased $21.1 million for the nine months ended September 30, 2021 as compared to the same periods in the prior year. The increase in the provision for credit losses during the third quarter of 2021 reflects a slight increase from recent lows in credit losses. The adoption of the new credit loss accounting standard during the first quarter of 2020, coupled with an increase in expected credit losses during the first two quarters of 2020 as a result of the COVID-19 pandemic, resulted in a higher provision for credit losses in the first half of the prior year. We generally measure our credit loss performance by calculating fuel-related credit losses as a percentage of total fuel expenditures on payment processing transactions. This metric for credit losses was 5.9 and 6.7 basis points of fuel expenditures for the three and nine months ended September 30, 2021, respectively, as compared to 10.8 and 20.1 basis points of fuel expenditures for the same periods in the prior year, respectively.
Operating interest decreased $2.6 million and $10.0 million for the three and nine months ended September 30, 2021, respectively, as compared to the same periods in the prior year. The decreases from the comparable periods in 2020 were due primarily to lower interest rates.
Depreciation and amortization remained relatively consistent for both the three and nine months ended September 30, 2021, as compared with the same periods in the prior year.
Other operating expenses
General and administrative expenses remained consistent for both the three and nine months ended September 30, 2021, as compared with the same periods in the prior year.
Sales and marketing expenses increased $9.7 million and $20.0 million for the three and nine months ended September 30, 2021, respectively, as compared with the same periods in the prior year. These increases were primarily driven by higher partner commissions due to volume growth and a rise in segment expenses during the three and nine months ended September 30, 2021 as the Company relaxed prior year cost containment initiatives enacted as a result of the COVID-19 pandemic.
Depreciation and amortization decreased $3.1 million for the third quarter of 2021 and $9.0 million for the nine months ended September 30, 2021 as compared to the same periods in the prior year. These decreases were due primarily to lower ongoing amortization over time resulting from the impact of the accelerated method of amortization on certain acquired customer relationships.
Travel and Corporate Solutions
Revenues
The following table reflects comparative revenue and key operating statistics within Travel and Corporate Solutions:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(In thousands)	2021	2020	Amount	Percent	2021	2020	Amount	Percent
Revenues(1)
Payment processing revenue	$79,815	$53,239	$26,576	50%	$205,345	$166,768	38,577	23%
Account servicing revenue	10,908	9,964	944	9%	32,817	31,210	1,607	5%
Finance fee revenue	200	145	55	38%	693	900	(207)	(23)%
Other revenue	79	948	(869)	(92)%	4,551	4,272	279	7%
Total revenues	$91,002	$64,296	$26,706	42%	$243,406	$203,150	40,256	20%

Key operating statistics
Payment processing revenue:
Payment solutions purchase volume(2)	$12,799,555	$4,699,737	$8,099,818	172%	$27,643,249	$15,908,913	$11,734,336	74%

(1) The impact of foreign currency exchange rate fluctuations on Travel and Corporate Solutions increased revenues by $0.2 million and $1.1 million during the three and nine months ended September 30, 2021, respectively.
(2) Payment solutions purchase volume represents the total dollar value of all WEX-issued transactions that use WEX corporate card products and virtual card products.
Travel and Corporate Solutions revenue increased $26.7 million for the third quarter of 2021 and $40.3 million for the nine months ended September 30, 2021 as compared to the same periods in the prior year. The increases were primarily driven by travel-related revenues attributable to the acquisition of eNett and Optal and a general increase in travel demand, coupled with increased purchase volumes in our corporate payments business as a result of continued strength in the partner channel.
Concessions to certain customers experiencing financial difficulties may be granted and are limited to extending the time to pay, placing a customer on a payment plan or granting waivers of late fees. There were no material concessions granted to customers during the three and nine months ended September 30, 2021.

Operating Expenses
The following table compares line items within operating income for Travel and Corporate Solutions:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(In thousands)	2021	2020	Amount	Percent	2021	2020	Amount	Percent
Cost of services
Processing costs	$15,360	$12,904	$2,456	19%	$50,900	$43,356	$7,544	17%
Service fees	$3,924	$3,663	$261	7%	$11,711	$12,095	$(384)	(3)%
Provision for credit losses	$3,575	$3,722	$(147)	(4)%	$5,568	$19,227	$(13,659)	(71)%
Operating interest	$619	$1,117	$(498)	(45)%	$1,609	$4,630	$(3,021)	(65)%
Depreciation and amortization	$6,425	$4,937	$1,488	30%	$19,267	$13,704	$5,563	41%

Other operating expenses
General and administrative	$16,429	$6,948	$9,481	136%	$60,187	$21,290	$38,897	183%
Sales and marketing	$26,128	$20,971	$5,157	25%	$88,516	$54,027	$34,489	64%
Depreciation and amortization	$5,305	$5,685	$(380)	(7)%	$17,920	$18,088	$(168)	(1)%

Operating income (loss)	$13,237	$4,349	$8,888	204%	$(12,272)	$16,733	$(29,005)	(173)%
Cost of services
Processing costs for the three and nine months ended September 30, 2021 increased $2.5 million and $7.5 million, respectively, from the same periods in the prior year, due primarily to the acquisition of eNett and Optal. For the nine months ended September 30, 2021, this increase was partly offset by a reduction of costs as a result of the sale of the Company’s Brazilian subsidiary during the third quarter of 2020.
Service fees for both the three and nine months ended September 30, 2021 remained relatively consistent with the comparable prior year periods.
Provision for credit losses remained consistent for the third quarter of 2021 and decreased $13.7 million for the nine months ended September 30, 2021 as compared to the same periods in the prior year. The decrease in the provision for the nine months ended September 30, 2021 is due primarily to the sale of our WEX Latin America business during the third quarter of 2020. Additionally, the prior year was unfavorably impacted by increased expected credit losses as a result of the COVID-19 pandemic.
Operating interest expense decreased $0.5 million for the third quarter of 2021 and $3.0 million for the nine months ended September 30, 2021 as compared to the same periods in the prior year, primarily as a result of lower interest rates.
Depreciation and amortization expenses for the three and nine months ended September 30, 2021 increased by $1.5 million and $5.6 million, respectively, as compared to the same periods in the prior year, due primarily to the acquisition of eNett and Optal.
Other operating expenses
General and administrative expenses for the third quarter of 2021 and nine months ended September 30, 2021 increased by $9.5 million and $38.9 million, respectively, as compared to the same periods in the prior year. The increases are primarily due to integration costs related to the acquisition of eNett and Optal. The nine months ended September 30, 2021 was also impacted by a vendor contract termination payment from the first quarter of 2021.
Sales and marketing expenses increased for the third quarter of 2021 and nine months ended September 30, 2021 by $5.2 million and $34.5 million, respectively, as compared to the same periods in the prior year. These increases were primarily due to higher relative commission payments associated with corporate payments volumes and the acquisition of eNett and Optal.
Depreciation and amortization expenses during both the third quarter of 2021 and nine months ended September 30, 2021 remained consistent with the same periods in the prior year.
Health and Employee Benefit Solutions

Revenues
The following table reflects comparative revenue and key operating statistics within Health and Employee Benefit Solutions:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(In thousands)	2021	2020	Amount	Percent	2021	2020	Amount	Percent
Revenues
Payment processing revenue	$16,305	$15,420	$885	6%	$55,564	$49,919	$5,645	11%
Account servicing revenue	83,145	63,103	20,042	32%	230,572	189,274	41,298	22%
Finance fee revenue	40	33	7	21%	101	111	(10)	(9)%
Other revenue	5,911	10,560	(4,649)	(44)%	18,775	35,494	(16,719)	(47)%
Total revenues	$105,401	$89,116	$16,285	18%	$305,012	$274,798	$30,214	11%

Key operating statistics
Payment processing revenue:
Purchase volume(1)	$1,173,913	$1,120,786	$53,127	5%	$3,969,270	$3,730,417	$238,853	6%
Account servicing revenue:
Average number of SaaS accounts(2)	16,912	14,599	2,313	16%	16,268	14,515	1,753	12%

(1) Purchase volume represents the total U.S. dollar value of all transactions where interchange is earned by WEX.
(2) Average number of SaaS accounts represents the number of active Consumer-Directed Health, COBRA, and billing accounts on our SaaS platforms in the U.S.
Payment processing revenue increased $0.9 million and $5.6 million during the third quarter of 2021 and nine months ended September 30, 2021, respectively, as compared to the same periods in the prior year due to increasing cardholder spend volumes.
Account servicing revenue increased $20.0 million and $41.3 million for the third quarter of 2021 and nine months ended September 30, 2021, respectively, as compared to the same periods in the prior year. The increase for both the three and nine month periods ended September 30, 2021 is primarily due to growth in participants and revenues recognized from the benefitexpress Acquisition. The increase for the nine months ended September 30, 2021 also includes approximately $7 million of revenue resulting from COBRA related services we provided as a result of the American Rescue Plan Act legislation. These additional COBRA-related service revenues were primarily earned during the second quarter of 2021.
Finance fee revenue was not material to Health and Employee Benefit Solutions’ operations for each of the three and nine months ended September 30, 2021 and 2020.
Other revenue decreased $4.6 million for the third quarter of 2021 and $16.7 million for the nine months ended September 30, 2021 as compared to the same periods in the prior year. The decreases were due primarily to lower U.S. Health professional services revenue coupled with the absence of revenues associated with the Company’s former WEX Latin America business, which was sold during the third quarter of 2020.

Operating Expenses
The following table compares line items within operating income for Health and Employee Benefit Solutions:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(In thousands)	2021	2020	Amount	Percent	2021	2020	Amount	Percent
Cost of services
Processing costs	$50,209	$39,340	$10,869	28%	$135,749	$117,135	$18,614	16%
Service fees	$8,314	$5,463	$2,851	52%	$21,730	$16,922	$4,808	28%
Provision for credit losses	$79	$32	$47	147%	$221	$203	$18	9%
Operating interest	$—	$23	$(23)	(100)%	$—	$119	$(119)	(100)%
Depreciation and amortization	$9,403	$8,950	$453	5%	$27,081	$26,438	$643	2%

Other operating expenses
General and administrative	$10,116	$9,041	$1,075	12%	$26,315	$26,322	$(7)	—%
Sales and marketing	$11,533	$8,715	$2,818	32%	$29,942	$26,361	$3,581	14%
Depreciation and amortization	$15,032	$10,536	$4,496	43%	$40,423	$31,634	$8,789	28%

Operating income	$715	$7,016	$(6,301)	(90)%	$23,551	$29,664	$(6,113)	(21)%
Cost of services
Processing costs increased $10.9 million for the third quarter of 2021 and $18.6 million for the nine months ended September 30, 2021 as compared to the same periods in the prior year. The increase in processing costs for the third quarter of 2021 primarily resulted from the benefitexpress Acquisition. The increase for the nine months ended September 30, 2021 was primarily driven by higher costs to support partner growth and increases as a result of the benefitexpress Acquisition, partly offset by an absence of expenses associated with the Company’s former WEX Latin America business.
Service fees for the three and nine months ended September 30, 2021 increased $2.9 million and $4.8 million, respectively, as compared with the same periods in the prior year. These increases were driven by costs associated with COBRA related services we provided as a result of the American Rescue Plan Act, increased custodial management fees as a result of the April 2021 acquisition of contractual rights to serve as custodian to certain HSAs from Bell Bank, and growth in existing partner volumes.
Provision for credit losses was not material to Health and Employee Benefit Solutions’ operations for each of the three and nine months ended September 30, 2021 and 2020.
Operating interest was not material for each of the three and nine month periods ending September 30, 2021 and 2020.
Depreciation and amortization expense for the third quarter of 2021 and nine months ended September 30, 2021 remained consistent with the same periods in the prior year.
Other operating expenses
General and administrative expenses increased $1.1 million for the third quarter 2021 and remained consistent for the nine months ended September 30, 2021 as compared to the same periods in the prior year. The third quarter increase was primarily due to the benefitexpress Acquisition.
Sales and marketing expenses in the third quarter of 2021 and nine months ended September 30, 2021 increased $2.8 million and $3.6 million, respectively, as compared to the same periods in the prior year due to increased segment expenses as the Company relaxed prior year cost containment initiatives enacted as a result of the COVID-19 pandemic and due to the benefitexpress Acquisition.
Depreciation and amortization increased $4.5 million and $8.8 million, respectively, for the three and nine months ended September 30, 2021 as compared to the same periods of the prior year primarily as a result of the April 2021 acquisition of contractual rights to serve as custodian of certain HSAs and the amortization of customer relationships and technology acquired as part of the benefitexpress Acquisition.
Unallocated corporate expenses

Unallocated corporate expenses represent the portion of expenses relating to general corporate functions, including acquisition and divestiture expenses, certain finance, legal, information technology, human resources, administrative and executive expenses and other expenses not directly attributable to a reportable segment.
The following table compares line items within operating income for unallocated corporate expenses:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(In thousands)	2021	2020	Amount	Percent	2021	2020	Amount	Percent
Other operating expenses
General and administrative	$29,247	$33,870	$(4,623)	(14)%	$92,013	$82,690	$9,323	11%
Depreciation and amortization	$518	$562	$(44)	(8)%	$1,574	$1,773	$(199)	(11)%
Loss on sale of subsidiary	$—	$46,362	$(46,362)	NM	$—	$46,362	$(46,362)	NM
NM - Not Meaningful
General and administrative expenses decreased $4.6 million for the third quarter of 2021 and increased $9.3 million for the nine months ended September 30, 2021 as compared to the same periods in the prior year. The decrease in expense for the third quarter of 2021 resulted from a decrease in litigation costs associated with the eNett and Optal transaction, offset in part by increased employee compensation. The increase in expense for the nine months ended September 30, 2021 was primarily due to increased compensation-related costs. The decrease in litigation costs associated with the eNett and Optal transaction during the nine months ended September 30, 2021 was partially offset by increased professional fees incurred in connection with the amendment and restatement of our 2016 Credit Agreement.
Loss on the sale of subsidiary relates to the write-off of the associated assets and liabilities of the Company’s former WEX Latin America subsidiary as of the September 30, 2020 sale date.
Unallocated depreciation and amortization was not material to the Company’s operations for each of the three and nine months ended September 30, 2021 and 2020.
Non-operating income and expense
The following table reflects comparative results for certain amounts excluded from operating income:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(In thousands)	2021	2020	Amount	Percent	2021	2020	Amount	Percent
Financing interest expense	$32,493	$40,950	$(8,457)	(21)%	$98,250	$101,813	$(3,563)	(3)%
Change in fair value of contingent consideration	$(2,800)	$—	$(2,800)	NM	$44,900	$—	$44,900	NM
Other income	$3,617	$—	$3,617	NM	$3,617	$—	$3,617	NM
Net foreign currency loss	$(9,962)	$(784)	$(9,178)	NM	$(11,375)	$(31,973)	$20,598	64%
Net unrealized gain (loss) on financial instruments	$6,424	$3,774	$2,650	70%	$19,470	$(32,115)	$51,585	NM
Income tax provision (benefit)	$19,340	$21,602	$(2,262)	(10)%	$16,924	$(3,852)	$20,776	NM
Net income from non-controlling interests	$134	$1,244	$(1,110)	(89)%	$1,099	$3,282	$(2,183)	(67)%
Change in value of redeemable non-controlling interest	$3,416	$6,879	$(3,463)	(50)%	$72,283	$(50,437)	$122,720	NM
NM - Not Meaningful
Financing interest expense decreased $8.5 million for the third quarter of 2021 and $3.6 million for the nine months ended September 30, 2021 as compared to the same periods in the prior year. The decrease for the third quarter of 2021 is primarily due to a reduction in investment banking fees that were incurred in the third quarter of 2020 in anticipation of our eNett and Optal acquisition. The decrease for the nine months ended September 30, 2021 compared to the prior year comparable period is primarily due to lower effective interest rates on the collective Tranche A Term Loans and Tranche B Term Loans and Revolving Credit Facility.
During the nine months ended September 30, 2021, the Company’s contingent consideration derivative liability associated with WEX Inc.’s April 2021 acquisition of certain contractual rights from Bell Bank to serve as custodian or sub-custodian to certain HSA assets, increased as a result of the steepening of the Federal Funds futures curve. The decrease in fair value during the third quarter of 2021 was due to a decrease in the period of potential future volatility as a result of the passage of time.

During the quarter ended September 30, 2021, the Company recognized other income of $3.6 million resulting from a gain on the sale of a fully impaired equity investment.
Our foreign currency exchange exposure is primarily related to the remeasurement of our cash, receivable and payable balances, including intercompany transactions that are denominated in foreign currencies. The Company incurred net foreign currency losses of $10.0 million in the third quarter of 2021 and $11.4 million in the nine months ended September 30, 2021. The losses resulted from the weakening of foreign currencies relative to the U.S. dollar. The Company’s net foreign currency losses for the three and nine months ended September 30, 2020 resulted from the remeasurement of assets and liabilities, and losses on intercompany transactions, resulting from the U.S. dollar strengthening relative to numerous major foreign currencies in which we transact. The majority of these losses were recorded during the three months ended March 31, 2020 as a result of weakening foreign currencies stemming from the COVID-19 pandemic.
The Company incurred unrealized gains on financial instruments of $6.4 million in the third quarter of 2021 and $19.5 million in the nine months ended September 30, 2021. The gains for the three and nine months ended September 30, 2021 were primarily due to a reduction in the interest rate swap liabilities due to a decrease in remaining future settlements. The net unrealized gain on financial instruments for the third quarter of 2020 resulted primarily from a reduction in the fair value of interest rate swap liabilities due to a decrease in the remaining future settlements. The net unrealized losses on financial instruments for the nine months ended September 30, 2020 resulted primarily from a decrease in the LIBOR forward yield curve.
The Company’s effective tax rate was 27.2 percent and 16.6 percent for the three and nine months ended September 30, 2021 as compared to (59.8) percent and 6.4 percent for the three and nine months ended September 30, 2020. Income tax expense is based on an estimated annual effective rate, which requires the Company to make its best estimate of annual pretax income or loss. The Company’s effective tax rates for the current year reflected the excess tax benefits arising from stock-based compensation and jurisdictional earnings mix. Effective tax rates were significantly lower in the prior year primarily due to the jurisdictional earnings mix and decrease in estimated income before income taxes with relatively significant non-deductible expenses, including the loss on the sale of WEX Latin America.
Net income from non-controlling interests relates to our non-controlling interests in the U.S. Health business and our non-controlling interests in WEX Europe Services through April 13, 2021, at which time we purchased the remaining interest in WEX Europe Services. Such amounts were not material to Company operations for each of the three and nine months ended September 30, 2021 and 2020.
During the three and nine months ended September 30, 2021, the change in value of our redeemable non-controlling interest in the U.S. Health business increased by $3.4 million and $72.3 million, respectively, due to increases in the trailing twelve month net revenues for the three and nine months ended September 30, 2021 as well as an increase in the market set multiple used to value the non-controlling interest redemption value for the nine months ended September 30, 2021. During the nine months ended September 30, 2020, the redeemable non-controlling interest in the U.S. Health business decreased due substantially to a second quarter change in the redemption value resulting from a pandemic-driven decline in revenue multiples of peer companies.
Non–GAAP Financial Measures That Supplement GAAP Measures
The Company’s non-GAAP adjusted net income excludes unrealized gains and losses on financial instruments, net foreign currency remeasurement gains and losses, change in fair value of contingent consideration, acquisition-related intangible amortization, other acquisition and divestiture related items, loss on sale of subsidiary, stock-based compensation, other costs, debt restructuring and debt issuance cost amortization, similar adjustments attributable to our non-controlling interests, and certain tax related items.

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
•The change in fair value of contingent consideration, which is related to the acquisition of certain contractual rights to serve as custodian or sub-custodian to HSAs, is dependent upon changes in future interest rate assumptions and has no significant impact on the ongoing operations of the Company. Additionally, the non-cash, mark-to-market adjustments on financial instruments are difficult to forecast accurately, making comparisons across historical and future quarters difficult to evaluate.
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
•The loss on sale of subsidiary relates to the divestiture of the Company’s former Brazilian subsidiary as of the date of sale, September 30, 2020, and the associated write-off of its assets and liabilities. As previously discussed, gains and losses from divestitures are considered by the Company to be unpredictable and dependent on factors that may be outside of our control. The exclusion of these gains and losses are consistent with the Company’s practice of excluding other non-recurring items associated with strategic transactions.
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
•We exclude certain other costs when evaluating our continuing business performance when such items are not consistently occurring and do not reflect expected future operating expense, nor provide insight into the fundamentals of current or past operations of our business. These include costs related to certain identified initiatives (including technology initiatives) to further streamline the business, improve the Company’s efficiency, create synergies, and globalize the Company’s operations, all with an objective to improve scale and efficiency and increase profitability going forward. For the nine months ended September 30, 2021, other costs additionally included a penalty of $10.3 million incurred on a vendor contract termination. For the nine months ended September 30, 2020, other costs included certain costs incurred in association with the COVID-19 pandemic, including the cost of providing additional health, welfare and technological support to our employees as they work remotely.
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
The following table reconciles net income (loss) attributable to shareholders to adjusted net income attributable to shareholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Net income (loss) attributable to shareholders	$48,318	$(65,840)	$11,897	$(9,438)
Unrealized (gain) loss on financial instruments	(6,424)	(3,774)	(19,470)	32,115
Net foreign currency remeasurement loss	9,962	784	11,375	31,973
Change in fair value of contingent consideration	(2,800)	—	44,900	—
Acquisition-related intangible amortization	46,965	42,831	134,713	127,847
Other acquisition and divestiture related items	3,395	20,328	28,881	36,005
Loss on sale of subsidiary	—	46,362	—	46,362
Stock-based compensation	22,166	18,170	62,771	45,059
Other costs	1,711	1,045	15,653	7,980
Debt restructuring and debt issuance cost amortization	2,879	5,329	19,432	9,989
ANI adjustments attributable to non-controlling interests	2,848	6,233	69,854	(52,101)
Tax related items	(17,904)	(614)	(82,722)	(72,298)
Adjusted net income attributable to shareholders	$111,116	$70,854	$297,284	$203,493
Liquidity and Capital Resources
We believe that our cash generating capability, financial condition and operations, together with the sources of cash listed below, will be adequate to fund our cash needs for at least the next 12 months.
The table below summarizes our primary short-term sources and uses of cash:

Sources of cash	Uses of cash(1)
•Borrowings on our Amended and Restated Credit Agreement •Convertible Notes •Deposits •Borrowed federal funds •Participation debt •Accounts receivable factoring and securitization arrangements
•Payments on our Amended and Restated Credit Agreement
•Payments on maturities and withdrawals of certificates of deposit and money market deposits
•Payments on borrowed federal funds
•Working capital needs of the business
•Capital expenditures

(1) Our long-term cash requirements consist primarily of amounts owed on our Amended and Restated Credit Agreement and various facilities lease agreements.
The table below summarizes our cash activities:

	Nine Months Ended September 30,
(In thousands)	2021	2020
Cash flows (used for) provided by operating activities	$(10,355)	$774,456
Cash flows used for investing activities	$(610,734)	$(74,958)
Cash flows provided by financing activities	$477,739	$42,266
Operating Activities
We fund a customer’s entire receivable as part of fleet and certain of our travel payment processing transactions, while the revenue generated by these transactions is only a small percentage of that amount. Consequently, cash flows from operations are impacted significantly by changes in accounts receivable and accounts payable balances, which directly impact our capital resource requirements.
Cash generated by operating activities for the nine months ended September 30, 2021 decreased $784.8 million as compared to the same period in the prior year. The decrease was substantially related to an increase in accounts receivable balances resulting from higher customer spend volumes and fuel prices, which was partially offset by a corresponding increase in accounts payable balances.

Investing Activities
Cash used for investing activities for the nine months ended September 30, 2021 increased $535.8 million as compared to the same period in the prior year, primarily resulting from $558.2 million of payments made for acquisitions, including the acquisition of certain contractual rights to serve as custodian or sub-custodian of HSAs from Bell Bank and the benefitexpress Acquisition.
Financing Activities
Cash provided by financing activities for the nine months ended September 30, 2021 totaled $477.7 million, due primarily to an increase in deposits of $558.0 million. The early redemption of the Company’s $400.0 million of Notes, as further described within the preceding Summary section of this MD&A, was substantially offset by additional term loan borrowings of $65.0 million, net of quarterly repayments, and net borrowings of $213.4 million against our Revolving Credit Facility (as defined below). Cash provided by financing activities for the nine months ended September 30, 2020 totaled $42.3 million due primarily to the completion of a private placement with Warburg Pincus on July 1, 2020, which netted $389.2 million of proceeds. This increase was partly offset by a decrease in deposits and participation debt.
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
As of September 30, 2021, the Company had an outstanding principal amount of $954.0 million on the Tranche A Term Loans, an outstanding principal amount of $1,434.8 million on the Tranche B Term Loans, borrowings of $213.4 million on the Revolving Credit Facility and letters of credit of $51.6 million drawn against the Revolving Credit Facility.
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
See Part I – Item 1 – Note 9, Financing and Other Debt, in this report for further information regarding the Amended and Restated Credit Agreement.
Convertible Notes Outstanding
On July 1, 2020, the Company closed on a private placement with Warburg Pincus, pursuant to which the Company issued $310.0 million in aggregate principal amount of its Convertible Senior Notes due 2027. The issuance of the Convertible Notes provided the Company with net proceeds of approximately $299.2 million after original issue discount. The Convertible

Notes have a seven-year term and mature on July 15, 2027, unless earlier converted, repurchased or redeemed. Interest on the Convertible Notes is calculated at a fixed rate of 6.5 percent per annum, payable semi-annually in arrears on January 15 and July 15 of each year. At the Company’s option, interest is either payable in cash, through accretion to the principal amount of the Convertible Notes, or a combination of cash and accretion. The Company has paid, and expects to continue to pay interest in cash as it comes due.

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
Deposits
WEX Bank’s regulatory status enables it to raise capital to fund the Company’s working capital requirements by issuing deposits, subject to FDIC rules governing minimum financial ratios. WEX Bank accepts its deposits through: (i) certain customers as required collateral for credit that has been extended (“customer deposits”) and (ii) contractual arrangements for brokered and non-brokered certificate of deposit and money market deposit products. Customer deposits are generally non-interest bearing, certificates of deposit are issued at fixed rates and money market deposits are issued at both fixed and variable rates based on LIBOR or the Federal Funds rate.
Deposits are classified based on their contractual maturities. Certificates of deposit and certain fixed term money market deposit products have fixed contractual maturities. Money market deposits without fixed terms may be withdrawn by the holder at any time, although the allowed number of transactions may be limited and notification may be required. Customer deposits are released at the termination of the relationship, net of any customer receivable, or upon reevaluation of the customer’s credit in limited instances.
As of September 30, 2021 and December 31, 2020 we had $1.6 billion and $1.1 billion, respectively, in deposits. Remaining maturities on the deposits outstanding as of September 30, 2021 ranged from less than 1 month to approximately 4 years. See Part I – Item 1 – Note 8, Deposits, in this report for further information regarding our deposits.
Borrowed Federal Funds
WEX Bank borrows from uncommitted federal funds lines to supplement the financing of the Company’s accounts receivable. Our federal funds lines of credit were $561.0 million and $376.0 million as of September 30, 2021 and December 31, 2020, respectively. There were outstanding borrowings of $40.0 million and $20.0 million as of September 30, 2021 and December 31, 2020, respectively.
Participation Debt
From time to time, WEX Bank enters into participation agreements with third-party banks to fund customers’ balances that exceed WEX Bank’s lending limit to individual customers. Associated unsecured borrowings generally carry a variable interest rate set according to an applicable reference rate plus a margin, which ranged from 225 to 250 basis points as of September 30, 2021.

As of September 30, 2021 and December 31, 2020, the Company had outstanding participation agreements for the borrowing of up to $61.5 million through December 31, 2021. There was $1.5 million borrowed against these participation agreements as of September 30, 2021 with an average interest rate of 2.36 percent. There were no amounts borrowed against participation agreements as of December 31, 2020.
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
WEX Bank Accounts Receivable Factoring
WEX Bank has entered into a receivables purchase agreement with an unrelated third-party financial institution to sell certain of our trade receivables under non-recourse transactions, which extends through August 2022, after which the agreement can be renewed for successive one-year periods assuming WEX provides advance written notice that is accepted by the purchaser. WEX Bank continues to service the receivables post-transfer with no participating interest. The Company obtained a true-sale opinion from an independent attorney, which states that the factoring agreement provides legal isolation upon WEX Bank bankruptcy or receivership under local law. As such, transfers under this arrangement are treated as a sale. Proceeds from the sale are reported net of negotiated discount rates and are accounted for as a reduction in trade accounts receivable because effective control of the receivables is transferred to the buyer.
Securitization Facilities
The Company is a party to two securitized debt agreements. Under these agreements, our subsidiaries sell trade accounts receivable to bankruptcy-remote subsidiaries consolidated by the Company. Amounts collected on the securitized receivables are restricted to pay the securitized debt and are not available for general corporate purposes. See Part I – Item 1 – Note 9, Financing and Other Debt, in this report for more information regarding these facilities.
Regulatory Risk
The Company’s subsidiary, WEX Bank, is subject to various regulatory capital requirements administered by the FDIC and the Utah Department of Financial Institutions. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, WEX Bank must meet specific capital guidelines that involve quantitative measures of WEX Bank’s assets, liabilities and certain off-balance sheet items. WEX Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could limit our business activities and have a material adverse effect on our business, results of operations and financial condition. Qualitative measures established by regulation to ensure capital adequacy require WEX Bank to maintain minimum amounts and ratios as defined in the regulations. As of September 30, 2021, WEX Bank met all the requirements to be deemed “well-capitalized” pursuant to FDIC regulation and for purposes of the Federal Deposit Insurance Act. See Part I – Item 1 – Note 18, Supplementary Regulatory Capital Disclosure, in this report for further information.
Interest Rate Risk
As of September 30, 2021, we had variable-rate borrowings of $2.6 billion under our Amended and Restated Credit Agreement, which bore a weighted average effective interest rate of 2.2 percent. We periodically review our projected borrowings under our Amended and Restated Credit Agreement and the current interest rate environment to determine if we should use interest rate swaps to reduce exposure to interest rate volatility.

As of September 30, 2021, we maintained eleven interest rate swap contracts with a collective notional amount of $2.3 billion that are intended to economically hedge the LIBOR component of future interest payments associated with our variable rate borrowings. The fixed rates on those interest rate swap contracts range between 0.435 percent and 2.413 percent.
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
Undistributed Earnings
Undistributed earnings of certain foreign subsidiaries of the Company amounted to an estimated $116.5 million and $58.5 million as of September 30, 2021 and December 31, 2020, respectively. The Company continues to maintain its indefinite reinvestment assertion for its investments in foreign subsidiaries except for any historical undistributed earnings and future earnings for WEX Australia. Upon distribution of these earnings in the form of dividends or otherwise, the Company would be subject to withholding taxes payable to foreign countries, where applicable, but would generally have no further federal income tax liability. It is not practicable to estimate the unrecognized deferred tax liability, however, it is not expected to be material.
Off–Balance Sheet Arrangements
Even though off-balance sheet arrangements are not recorded as liabilities under GAAP, such arrangements may potentially impact our liquidity, capital resources and results of operations. These arrangements serve a variety of business purposes, however, the Company is not dependent on them to maintain its liquidity and capital resources. We are not aware of any circumstances that are reasonably likely to cause the off-balance sheet arrangements to have a material adverse effect on liquidity and capital resources. As of both September 30, 2021 and December 31, 2020, we had posted letters of credit totaling $51.6 million as collateral under the terms of our lease agreement for our corporate offices, other corporate matters and for payment processing activity at certain foreign subsidiaries.
See Part I – Item 1 – Note 10, Off-Balance Sheet Arrangements, in this report for further information about the Company’s off-balance sheet arrangements.
Contractual Obligations
Certain of the Company’s subsidiaries are required to purchase a minimum amount of fuel from suppliers on an annual basis. If the minimum requirement is not fulfilled, they are subject to penalties based on the amount of spend below the minimum annual volume commitment. The Company incurred penalties of $1.5 million and $4.5 million during the three and nine months ended September 30, 2021, respectively.
With the exception of the changes as a result of the Amended and Restated Credit Agreement and our Notes Redemption, as discussed earlier within this Liquidity and Capital Resources section and in Part I – Item 1 – Note 9, Financing and Other Debt, in this report, there were no material changes to our contractual obligations from the information previously provided in Item 7 of our Annual Report on Form 10–K for the year ended December 31, 2020.
Share Repurchase Program
We currently have authorization from our board of directors to repurchase up to $150 million of our common stock through September 30, 2025, subject to earlier termination by the board of directors. The program is funded either through our future cash flows or through borrowings on our Amended and Restated Credit Agreement. Share repurchases may be made through open market purchases, privately negotiated transactions, block trades or otherwise. The Company’s management, based on its evaluation of market and economic conditions and other factors, determines the timing and number of shares repurchased. As of September 30, 2021, no shares have been repurchased under the program.
Asset and Business Acquisitions
On April 1, 2021, WEX Inc. completed the acquisition from Bell Bank of certain contractual rights to serve as custodian or sub-custodian to HSAs from the Healthcare Bank division of Bell Bank, which is owned by State Bankshares, Inc. This acquisition increases the Company’s role in its customer-directed healthcare ecosystem and aligns with its growth strategy. On the closing of the acquisition, WEX Inc. paid Bell Bank initial cash consideration of $200.0 million. Pursuant to the purchase agreement, WEX Inc. agreed to make an additional deferred cash payment of $25.0 million in July 2023 and a second additional deferred cash payment of $25.0 million in January 2024. As of June 1, 2021, in connection with the acquisition by

WEX Health of Cirrus Holdings, LLC, the second deferred payment of $25.0 million was reduced by the amount of $12.5 million (the “Payment Offset”). As a result of the Payment Offset, WEX Inc. continues to owe Bell Bank $12.5 million for the second additional deferred cash payment, which is due and payable in January 2024.
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
On June 1, 2021, WEX Inc.’s subsidiary, WEX Health, Inc., completed the benefitexpress Acquisition. Pursuant to the terms of the definitive purchase agreement, WEX Health consummated the benefitexpress Acquisition for total consideration of approximately $275 million, subject to certain working capital and other adjustments. WEX Health is owned by PO Holding, which is majority owned by WEX Inc., with a non-controlling interest being held by SBI, which is owned by State Bankshares, Inc., the owner of Bell Bank. To facilitate the benefitexpress Acquisition, WEX Inc., PO Holding, SBI and Bell Bank entered into the Subscription Agreement pursuant to which WEX Inc. purchased approximately $262.5 million in value of shares in PO Holding and SBI acquired approximately $12.5 million in value of shares in PO Holding in exchange for SBI granting the Payment Offset.
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
The Company has certain restrictions on the dividends it may pay under the Amended and Restated Credit Agreement, including pro forma compliance with a consolidated leverage ratio of 2.75:1.00.
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
Under the “if-converted” method, approximately 1.6 million shares of the Company’s common stock associated with the assumed conversion of these Convertible Notes as of the beginning of the period have been excluded from diluted shares outstanding for the three and nine months ended September 30, 2021 as the effect of including such shares would be anti-dilutive.

Recently Adopted Accounting Standards
See Note 1, Basis of Presentation, to the condensed consolidated financial statements included in Part I, Item 1 of this Form 10–Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
As of September 30, 2021, we have no material changes to the market risk disclosures in our Annual Report on Form 10–K for the year ended December 31, 2020.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the principal executive officer and principal financial officer of WEX Inc., evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2021. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2021. “Disclosure controls and procedures” are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal control over financial reporting to minimize the impact on their design and operating effectiveness.

PART II
Item 1. Legal Proceedings.
As of the date of this filing, we are not involved in any material legal proceedings. We also were not involved in any material legal proceedings that were terminated during the three months ended September 30, 2021. However, from time to time, we are subject to legal proceedings and claims in the ordinary course of business, including but not limited to: commercial disputes; contract disputes; employment litigation; disputes regarding our intellectual property rights; alleged infringement or misappropriation by us of intellectual property rights of others; and, matters relating to our compliance with applicable laws and regulations. In addition, we are cooperating with an SEC investigation arising from the revision of our financial statements as noted in our Annual Report on Form 10-K/A for the year ended December 31, 2018 due to issues involving our former Brazil subsidiary, which was sold in September 2020, including financial and disclosure controls and procedures. As of the date of this filing, based in part on recent discussions the Company has had with the SEC regarding the possible settlement of this matter, the current estimate of a reasonably possible loss contingency from these matters is not material to the Company’s consolidated financial position, results of operations, cash flows or liquidity.
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
As a result of the April 1, 2021 acquisition of certain assets from Bell Bank discussed in Part I – Item 1, Note 4, Acquisitions, to the condensed consolidated financial statements of this Form 10-Q, WEX Inc. became the passive non-bank custodian, under designation by the U.S. Department of Treasury, of over $3 billion of custodial assets for individual HSA holders. WEX Inc. has contracted with federally insured bank depository partners to hold custodial cash assets on behalf of its members, one of which is its wholly-owned subsidiary, WEX Bank. On October 14, 2021, WEX Inc. transferred $960 million of the eligible custodial cash assets previously held by third-party depository partners to WEX Bank as a depository partner. Assets held by WEX Bank can be and have been invested in various fixed income securities, in accordance with FDIC policies. WEX Inc., as a non-bank custodian, and WEX Bank, as a depository partner, are subject to certain risks, including those set forth below:
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
A business failure in one or more of WEX Inc.’s primary federally insured depository partners, which include WEX Bank, could materially and adversely affect its business.
As a non-bank custodian, WEX Inc. relies on various federally insured depository partners, including WEX Bank, to hold custodial cash assets. If any material adverse event were to affect one or more of these depository partners, including a significant decline in financial condition, a decline in the quality of service, loss of deposits, inability to comply with applicable banking and financial services regulatory requirements, or systems failure, our business, financial condition, or results of operations could be materially and adversely affected. In addition, if WEX Inc. were required to change depository partners, we could not accurately predict the success of such change or that the terms of our agreements with such new depository partners would be on equal or better terms as the agreements we have with our current depository partners.
WEX Bank’s results may be materially and adversely affected by market fluctuations and significant changes in the value of financial instruments.
In addition to the risk that we fail to adequately assess and monitor credit risks posed by our counterparties and the risk that volatility or adverse conditions in the economy or credit or other financial markets may negatively impact us, as described more completely in our Form 10-K for the year ended December 31, 2020, the value of WEX Bank’s investment of custodial cash assets in securities and other financial instruments can be materially affected by market fluctuations, which could affect our business, financial position or results of operations.
Market volatility, including, but not limited to interest rate volatility, illiquid market conditions and other disruptions in the financial markets may make it extremely difficult to value certain financial instruments. Subsequent valuation of financial instruments in future periods, in light of factors then prevailing, may result in significant changes in the value of these instruments. Any of these factors could cause a decline in the value of WEX Bank’s financial instruments, which may have an adverse effect on WEX Bank’s business, financial conditions, results of operations, cost of capital, capital requirements, and ability to fund customer’s withdrawal of depository assets. In addition, at the time of any future disposition of these financial instruments, the price that WEX Bank ultimately realizes will depend on the demand and liquidity in the market at that time and may be materially lower than their current fair value.
WEX Bank’s risk management and monitoring processes, including its stress testing framework, seek to quantify and control WEX Bank’s exposure to more extreme market moves. However, WEX Bank’s risk management strategies may not be effective, and we could incur significant losses, if extreme market events were to occur.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During August 2021, our board of directors extended the Company’s share repurchase program that was initiated in 2017 and set to expire on September 30, 2021. Under the renewed repurchase program, the Company may repurchase up to $150 million of its outstanding common stock. The repurchase program will expire on September 30, 2025, subject to earlier termination of the program by the board of directors. Share repurchases may be made through open market purchases, privately negotiated transactions, block trades or otherwise. Repurchases, if any, under the program are subject to certain considerations, including but not limited to, market pricing and conditions, business, legal, accounting and other considerations. The repurchase program does not obligate the Company to repurchase any shares. We did not purchase any shares of our common stock during the quarter ended September 30, 2021. The approximate dollar value of shares that were available to be purchased under our share repurchase program was $150 million as of September 30, 2021.

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

WEX INC.

November 8, 2021	By:	/s/ Roberto Simon
Roberto Simon
Chief Financial Officer
(principal financial officer and principal accounting officer)