Form 10-K
period 2021-12-31
WEX Inc.
filed 2022-03-01
CIK 1309108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
    ☐  Yes             ☑  No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (assuming for the purpose of this calculation, but without conceding, that all directors, officers and any 10 percent or greater stockholders are affiliates of the registrant) as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was $8,642,402,604 (based on the closing price of the registrant’s common stock on that date as reported on the New York Stock Exchange).

There were 44,830,224 shares of the registrant’s common stock outstanding as of February 16, 2022.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s definitive Proxy Statement to be delivered to stockholders in connection with the Company's 2022 Annual Meeting of Stockholders (the “2022 Proxy Statement”) are incorporated by reference into Part III of this 10–K. With the exception of the sections of the 2022 Proxy Statement specifically incorporated herein by reference, the 2022 Proxy Statement is not deemed to be filed as part of this Annual Report on 10–K.

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
FORWARD–LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for statements that are forward-looking and are not statements of historical facts. This Annual Report includes forward-looking statements including, but not limited to, statements about management’s plan and goals and statements of strategic priorities included within the “Strategy” section of this Annual Report in Item 1. Any statements in this Annual Report that are not statements of historical facts are forward-looking statements. When used in this Annual Report, the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. Forward-looking statements relate to our future plans, objectives, expectations and intentions and are not historical facts and accordingly involve known and unknown risks and uncertainties and other factors that may cause the actual results or performance to be materially different from future results or performance expressed or implied by these forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Annual Report and in oral statements made by our authorized officers:
•the extent to which the coronavirus (COVID-19) pandemic and measures taken in response thereto impact the Company’s employees, business, results of operations and financial condition in excess of current expectations, particularly with respect to demand for worldwide travel;
•the impact of fluctuations in fuel prices and fuel spreads in the Company’s international markets, including the resulting impact on the Company’s revenues and net income;
•the failure to maintain or renew key customer and partner agreements and relationships, or to maintain volumes under such agreements;
•breaches of, or other issues with, the Company’s technology systems or those of its third-party service providers and any resulting negative impact on its reputation, liabilities or relationships with customers or merchants;
•the actions of regulatory bodies, including banking and securities regulators, or possible changes in banking or financial regulations impacting the Company’s industrial bank, the Company as the corporate parent or other subsidiaries or affiliates;
•the failure to comply with the applicable requirements of Mastercard or Visa contracts and rules;
•the effects of general economic conditions, including a decline in demand for fuel, travel related services, or healthcare services, and payment and transaction processing activity;
•failure to expand the Company’s technological capabilities and service offerings as rapidly as the Company’s competitors;
•limitations on or compression of interchange fees;
•changes in interest rates and the rate of inflation;
•the ability to attract and retain employees;
•the impact and size of credit losses;
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
•unexpected costs, charges, or expenses resulting from an acquired company or business;
•the impact of changes to the Company’s credit standards;
•the impact of foreign currency exchange rates on the Company’s operations, revenue and income;
•the impact of the future transition from LIBOR as a global benchmark to a replacement rate;
•the impact of the Company’s debt instruments on the Company’s operations;
•the impact of leverage on the Company’s operations, results or borrowing capacity generally, and as a result of acquisitions specifically;
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
•Our operations, business, and financial condition have been and are expected to continue to be adversely affected by the COVID-19 pandemic. COVID-19 has impacted, and may further impact, business and consumer spending, particularly in the travel industry, and other habits which result in revenues for us and has impacted and may further impact our workforce and operations and the operations of our customers, suppliers and business partners, particularly impacts caused by any persistent decrease or plateau in workforce participation or global supply chain issues.
•A significant portion of our revenues are related to the dollar amount of fuel purchased by or through our customers and from our fuel retailer partners, and, as a result, a reduction in the demand for fuel and other vehicle products and services, whether due to an increase in usage of alternative fuel vehicles or otherwise and/or volatility in fuel prices could have a material adverse effect on our revenues and financial condition.
•If we fail to comply with the applicable requirements of Mastercard or Visa, they could seek to fine us, suspend us or terminate our registrations. We process transactions through Mastercard and Visa networks through WEX Bank and other licensed institutions. If any of these licensed institutions stop or are unable to provide these services to us, we would need to find other appropriate institutions to provide such services.
•A decline in general economic conditions could substantially affect our business, both in the U.S. and internationally, as we are heavily dependent on the level of overall spending in the economy.
•A substantial portion of our revenue is generated by network processing fees charged to merchants, known as interchange fees, associated with transactions processed using our payment systems. Any limitation, reduction or elimination of these fees, whether by regulation or by private actions or otherwise, could have a material adverse effect on our business, financial condition and operating results.
•If we fail to adequately assess and monitor credit risks posed by our counterparties or there is fraudulent use of our payment cards or systems, we could experience an increase in credit loss and other adverse effects. This could affect our results from operations as well as our business reputation, among other things.
•We operate in a highly competitive business environment. Such competition could have a material adverse effect on the fees we receive, our revenues and margins, and our ability to gain, maintain, or expand customer relationships, all on favorable terms.
•Our business is regularly subject to cyberattacks and we may not be able to adequately protect our information systems, including the data we collect, which could subject us to liability and damage our reputation. Our efforts to implement robust security measures and comply with applicable data privacy laws are costly and time-consuming and they may not provide absolute security against cyberattacks or unauthorized access.

•Unpredictable events, including natural catastrophes or public health crises, dangerous weather conditions, technology failure, political unrest, war, and terrorist attacks in the locations in which we or our customers operate, or elsewhere, may adversely affect our ability to conduct business and could impact our financial condition and operating results.
•WEX Bank operates under an industrial loan charter (ILC), which allows us to issue certificates of deposit, accept money market deposits and borrow on federal funds lines of credit from other banks, which we believe provides us access to lower cost funds than many of our competitors, thus helping us to offer competitive products. The loss or suspension of WEX Bank's industrial loan charter, changes in applicable regulatory requirements, or an increase in the number or type of institutions eligible for an ILC could be disruptive to certain of our operations, increase costs, and increase competition.
•WEX Bank is subject to extensive supervision and regulation that could restrict our activities and impose financial requirements or limitations on the conduct of our business and limit our ability to generate income.
•We currently have a substantial amount of indebtedness and may incur additional indebtedness, which could affect our flexibility in managing our business and could materially and adversely affect our ability to meet our debt service obligations. At December 31, 2021, we had approximately $2,851.1 million of debt outstanding, net of unamortized debt issuance costs and debt discount, including $155.8 million in current liabilities. In addition, we have approximately $3.6 billion worth of indebtedness and swap agreements that use LIBOR tenors for which publication ceases in June 2023.
•Existing and new laws and regulations and enforcement activities could negatively impact our business and the markets we presently operate in or could limit our expansion opportunities. These regulations can negatively impact our revenues and increase our compliance costs. In addition, failure to comply with laws and regulations may result, among other things, in the suspension or revocation of licenses or registrations, the limitation, suspension or termination of services, and/or the imposition of civil and criminal penalties, including fines, among other things.
•If the technologies we use in operating our business and interacting with our customers fail, are unavailable, or do not operate to expectations, or we fail to successfully implement technology strategies and capabilities in connection with our outsourcing arrangements, our business and results of operations could be adversely impacted.
•Provisions in our charter documents, Delaware law, applicable banking law and the Convertible Notes (as defined below) may delay or prevent our acquisition by a third party.
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

ACRONYMS AND ABBREVIATIONS
The acronyms and abbreviations identified below are used in this Annual Report including the accompanying consolidated financial statements and the notes thereto. The following is provided to aid the reader and provide a reference point when reviewing the Annual Report:

2016 Credit Agreement	Credit agreement entered into on July 1, 2016, as amended from time to time, by and among the Company and certain subsidiaries, as borrowers, and Bank of America, N.A., as administrative agent on behalf of the lenders.
2017 Tax Act	Tax Cuts and Jobs Act of 2017
Adjusted Net Income or ANI
A non-GAAP measure that adjusts net income attributable to shareholders to exclude unrealized gains and losses on financial instruments, net foreign currency gains and losses, change in fair value of contingent consideration, acquisition-related intangible amortization, other acquisition and divestiture related items, legal settlement, loss on sale of subsidiary, stock-based compensation, other costs, impairment charges, debt restructuring and debt issuance cost amortization, similar adjustments attributable to our non-controlling interests and certain tax related items.

Amended and Restated Credit Agreement	The 2016 Credit Agreement, as amended and restated on April 1, 2021.
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ASU 2016–13	Accounting Standards Update No. 2016–13 Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
ASU 2020-06	Accounting Standards Update 2020-06-Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)
Australian Securitization Subsidiary	Southern Cross WEX 2015-1 Trust, a special purpose entity consolidated by the Company

benefitexpress	Benefit Express Services, LLC, a provider of highly configurable, cloud-based benefits administration technologies and services, and its indirect and direct parents, which were acquired as part of the benefitexpress Acquisition as defined in Note 4, Acquisitions to Item 8 - Financial Statements
B2B	Business-to-business
CDH	Consumer-directed healthcare
CODM	Chief operating decision maker
Company	WEX Inc. and all entities included in the consolidated financial statements
Convertible Notes	Convertible senior unsecured notes due on July 15, 2027 in an aggregate principal amount of $310 million with a 6.5 percent interest rate, issued July 1, 2020.
COVID-19 or (“coronavirus”)	An infectious disease caused by the SARS-CoV-2 virus. The World Health Organization declared the coronavirus outbreak a global pandemic on March 11, 2020.
CFPB	Consumer Financial Protection Bureau
Discovery Benefits	Discovery Benefits, Inc.
DSUs	Deferred stock units
EBITDA	A non-GAAP measure that adjusts income before income taxes to exclude interest, depreciation and amortization
EFS	Electronic Funds Source, LLC, a provider of customized corporate payment solutions for fleet and corporate customers with a focus on the large and mid-sized over-the-road fleets. On July 1, 2016, the Company acquired WP Mustang Topco LLC, the indirect parent of Electronic Funds Source, LLC and Warburg Pincus Private Equity XI (Lexington), LLC, an affiliated entity, from investment funds affiliated with Warburg Pincus LLC.
eNett	eNett International (Jersey) Limited
European Fleet business	WEX Fleet Europe and WEX Europe Services, collectively
European Securitization Subsidiary	Gorham Trade Finance B.V., a special purpose entity consolidated by the Company
EV	Electric vehicle
FASB	Financial Accounting Standards Board
FCPA	U.S. Foreign Corrupt Practices Act
FDIC	Federal Deposit Insurance Corporation
Federal Reserve Bank Discount Window	Monetary policy that allows WEX to borrow funds on a short-term basis to meet temporary shortages of liquidity caused by internal or external disruptions
FinCEN	Financial Crimes Enforcement Network of the U.S. Department of the Treasury
FleetOne	FleetOne Holdings, LLC and its direct and indirect subsidiaries
FRA	Federal Reserve Act
FSA	Flexible Spending Accounts
Fuel transactions processed	Fuel transactions processed represents the total number of fuel transactions (funded and unfunded) made by fleets.
GAAP	Generally Accepted Accounting Principles in the United States
GILTI	Global Intangible Low Taxed Income
HRA	Health Reimbursement Arrangements
HSA	Health Savings Accounts
ICE	Internal Combustion Engine
ICS	Insured Cash Sweep
Indenture	The Notes were issued pursuant to an indenture dated as of January 30, 2013 among the Company, the guarantors listed therein, and The Bank of New York Mellon Trust Company, N.A., as trustee
Legal Settlement	The settlement of legal proceedings and appeals related to the acquisition of eNett and Optal.
NAV	Net asset value
Net payment processing rate	The percentage of the dollar value of each payment processing transaction that the Company records as revenue from merchants less certain discounts given to customers and network fees
Notes	$400 million senior notes with a 4.75 percent fixed rate, issued on January 30, 2013, which were redeemed in full by the Company on March 15, 2021
NYSE	New York Stock Exchange
OFAC	The United States Treasury’s Office of Foreign Assets Control
Optal	Optal Limited
OTA	Online travel agency
Over-the-road	Typically heavy trucks traveling long distances
Pavestone Capital	Pavestone Capital, LLC
Payment processing $ of fuel	Total dollar value of the fuel purchased by fleets that have a payment processing relationship with the Company
Payment processing transactions	Total number of purchases made by fleets that have a payment processing relationship with the Company, where the Company maintains the receivable for the total purchase
PBRSUs	Performance-based restricted stock units
Redeemable non-controlling interest	The portion of the U.S. Health business’ net assets owned by a non-controlling interest subject to redemption rights held by the non-controlling interest
RSUs	Restricted stock units

SaaS	Software-as-a-service
SBI	SBI Investments, Inc., which is owned by State Bankshares, Inc, and is a minority interest holder in PO Holding, Inc., a subsidiary of WEX Inc. and the direct parent of WEX Health.
SEC	Securities and Exchange Commission
Segment adjusted operating income	A non-GAAP measure that adjusts operating income to exclude specified items that the Company’s management excludes in evaluating segment performance, including unallocated corporate expenses, acquisition-related intangible amortization, other acquisition and divestiture related items, legal settlement, impairment charges, loss on sale of subsidiary, stock-based compensation, debt restructuring costs and other costs.
Topic 320	Accounting Standards Codification Section 320, Debt Securities
Topic 326	Accounting Standards Codification Section 326, Financing Instruments–Credit Losses
Topic 606	Accounting Standards Codification Section 606, Revenue from Contracts with Customers
TSR	Total shareholder return
UNIK or WEX Latin America	UNIK S.A., the Company’s Brazilian subsidiary, which is branded WEX Latin America. This subsidiary was sold on September 30, 2020
U.S. Health business	(i) prior to March 31, 2021, WEX Health, Inc. and Discovery Benefits, collectively, (ii) from March 31, 2021 to June 1, 2021, WEX Health, Inc. and (iii) from June 1, 2021, WEX Health, Inc. and benefitexpress, collectively
Utah DFI	Utah Department of Financial Institutions
VCN	Virtual card number
WEX	WEX Inc., unless otherwise indicated or required by the context
WEX Europe Services	WEX Europe Service Limited, a European Fleet business
WEX Fleet Europe (Go Fuel Card)	A fleet business in Europe acquired from EG Group
WEX Health	WEX Health, Inc. the Company’s healthcare technology and administration solutions provider/business.
WEX Payments	WEX Payments Inc. (formerly known as Noventis, Inc.)

PART I
ITEM 1. BUSINESS
Our Company
WEX is the global commerce platform that simplifies the business of running a business. We currently operate in three reportable segments: Fleet Solutions, Travel and Corporate Solutions, and Health and Employee Benefit Solutions, which are described in more detail below. The Company’s U.S. operations include its parent operating entity WEX Inc., the majority-owned U.S. Health business, and our wholly-owned subsidiaries WEX Bank, FleetOne, WEX Payments and EFS. Our international operations include WEX Europe Services, WEX Australia Pty Ltd, WEX Fuel Cards Australia, WEX Prepaid Cards Australia, Optal Australia Pty Ltd, WEX Canada Inc., WEX Finance Inc., WEX Asia Pty Ltd, Optal Singapore Pte Ltd., Optal Financial Europe Limited, Optal Financial Limited, Optal Limited, eNett International (Singapore) Pte Ltd, and all of their respective operating subsidiaries.
WEX Bank, a Utah industrial bank incorporated in 1998, is an FDIC insured depository institution whose primary regulators are Utah DFI and the FDIC. The functions performed at WEX Bank contribute to the U.S. and Canadian operations of Fleet Solutions and the majority of operations of Travel and Corporate Solutions by providing a funding mechanism, among other services. Additionally, WEX Bank is a depository partner for WEX Inc., who is a non-bank custodian, for certain custodial HSA cash assets.
General Developments in 2021
Below are certain developments that we believe are material to an understanding of the general development of our business during 2021.
Notes Redemption
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
Amended and Restated Credit Agreement
On April 1, 2021, the Company entered into the Amended and Restated Credit Agreement, which amended and restated the 2016 Credit Agreement. As part of the Amended and Restated Credit Agreement, the lenders agreed to (i) increase commitments under the Company’s secured revolving credit facility from $870.0 million to $930.0 million (the “Revolving Credit Facility”), (ii) provide additional senior secured tranche A term loans (the “Tranche A Term Loans”) resulting in an aggregate outstanding principal amount of the Tranche A Term Loans equal to $978.4 million, (iii) re-establish the senior secured tranche B term loans’ aggregate principal amount at $1,442.0 million (the “Tranche B Term Loans”), (iv) eliminate the 0.75 percent eurocurrency rate floor with respect to the Revolving Credit Facility, and (v) make certain other changes to the previously existing 2016 Credit Agreement, including without limitation, (a) extending the maturity dates for the Tranche A Term Loans and Revolving Credit Facility to April 1, 2026 and the maturity date for the Tranche B Term Loans to April 1, 2028, (b) providing additional flexibility with respect to certain negative covenants, prepayments and other provisions of the Company’s previously existing 2016 Credit Agreement, and (c) revising the Company’s maximum consolidated leverage ratio (as defined in the Amended and Restated Credit Agreement) for all future quarters. The Amended and Restated Credit Agreement gives the Company greater financial flexibility and liquidity.
Non-Bank Custodianship and HSA Fund Investments
On April 1, 2021, WEX Inc. completed the acquisition of certain contractual rights to serve as custodian or sub-custodian to certain HSAs from the HealthcareBank division of Bell Bank, which is owned by State Bankshares, Inc. As a result, and as of the time of the acquisition, WEX Inc. became the passive non-bank custodian of over $3 billion of custodial assets for individual HSA holders. This acquisition increases the Company’s role in its customer-directed healthcare ecosystem and aligns with its growth strategy. On the closing of the acquisition, WEX Inc. paid Bell Bank initial cash consideration of $200.0 million. Pursuant to the purchase agreement, WEX Inc. agreed to make an additional deferred cash payment of $25.0 million in July 2023 and a second additional deferred cash payment of $25.0 million in January 2024. As of June 1, 2021, in connection with the acquisition by WEX Health of Cirrus Holdings, LLC further discussed below, the second deferred payment of $25.0 million was reduced by the amount of $12.5 million (the “Payment Offset”). As a result of the Payment Offset, WEX Inc. continues to owe Bell Bank $12.5 million for the second additional deferred cash payment, which is due and payable in January 2024. The purchase agreement also includes potential additional consideration payable annually that is calculated on a quarterly basis and is contingent, and based, upon any future increases in the Federal Funds rate. The contingent payment period began on July 1, 2021 and shall extend until the earlier of (i) the year ending December 31, 2030, or (ii) the date when the cumulative amount paid as contingent consideration equals $225 million.
WEX Inc. has contracted with federally insured bank depository partners, including WEX Bank, to hold these custodial cash assets on behalf of its members. On October 14, 2021, WEX Inc. transferred $960 million of the eligible custodial cash assets previously held by third-party depository partners to WEX Bank as a depository partner. Assets held by WEX Bank can be and have been invested in various fixed income securities in accordance with WEX Bank’s investment policy and applicable FDIC regulations.
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
benefitexpress Acquisition

On June 1, 2021, WEX Inc.’s subsidiary, WEX Health, completed the acquisition of Cirrus Holdings, LLC, the indirect owner of Benefit Express Services, LLC, which is a provider of highly configurable, cloud-based benefits administration technologies and services doing business under the name benefitexpress (the “benefitexpress Acquisition”). The transaction expanded the Company’s role in the healthcare ecosystem, bringing together benefit administration, compliance services, and consumer-directed health and lifestyle spending accounts to form a full-service benefits marketplace. Pursuant to the terms of the definitive purchase agreement, WEX Health consummated the benefitexpress Acquisition for total consideration of approximately $275 million, subject to certain working capital and other adjustments. WEX Inc. indirectly owns 95.47 percent of WEX Health. For further information regarding the structure of the benefitexpress Acquisition refer to Note 4, Acquisitions, to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Executive Leadership Team Reorganization
To enable us to better serve our customers and integrate our solutions and operations across the Company’s expansive platform, we recently re-organized our Executive Leadership Team. As part of the reorganization, which was effective January 1, 2022, Robert Deshaies was appointed Chief Operating Officer, Americas. In this newly created role, Mr. Deshaies will oversee the strategic growth of, and collaboration across the Company’s fleet, health, travel and corporate payments businesses in the Americas with the goal of creating expansive and fully integrated customer relationships by offering a one-touch experience across the Company’s entire product portfolio. In addition, effective January 3, 2022, Carlos Carriedo was appointed the Company’s Chief Operating Officer, International and will oversee WEX’s operations in Europe, the Middle East and Africa (EMEA) and Asia Pacific (APAC) and Karen Stroup was appointed the Company’s Chief Digital Officer, and will focus on expanding digital commerce and product development opportunities.
The segment discussion following, and included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations within this Annual Report on 10-K, reflects information about our business as of and through December 31, 2021.
FLEET SOLUTIONS SEGMENT
Overview
Our Fleet Solutions segment is a leader in fleet vehicle payment processing, transaction processing and information management services specifically designed for the needs of fleets of all sizes from small businesses to federal and state government fleets and over-the-road carriers. As of December 31, 2021, approximately 17 million vehicles used our solutions for fleet management.
Solution
Payment processing transactions are the primary revenue source in Fleet Solutions. Revenue is earned based on a percentage of the aggregate dollar amount of the customer’s purchase, a fixed amount per transaction, or a combination of both. In a typical domestic payment processing transaction for which we extend short-term credit to the fleet cardholder, we pay the merchant for the purchase price, less the fees we retain and record as revenue, according to their specific merchant agreement, which generally occurs within ten days. Revenue from our WEX Europe Services and Go Fuel Card operations is primarily derived from the difference between the negotiated price of the fuel from the supplier and the price charged to the fleet customer. In both types of transactions, we collect the total purchase price from the fleet customer, normally within 25 days from the billing date.
The following illustration1 depicts our business process for a typical closed-loop North American fleet domestic fuel payment processing transaction and a breakdown of how the revenue derived therefrom relates to Fleet Solutions revenue streams.

1 Illustration assumes payment method via fleet card, however, payment may be initiated by card, chip, cell phone application and/or onboard computer.
In our over-the-road business, the amount of time between when we pay the merchants and collect from our customers is significantly reduced relative to the illustration above. Additionally, there are instances in which WEX processes a fleet customer transaction, with the merchant bearing the credit risk and collecting the receivable from the fleet. These unfunded transactions represented approximately 18 percent of total fuel transactions processed.
At the point-of-sale, we capture an array of information. Examples of information captured, which varies by type of customer, includes the amount of the expenditure, the driver, the vehicle, the odometer reading, the fuel or vehicle maintenance provider and the items purchased. We provide standard and personalized information to customers through monthly vehicle analysis reports, custom reports and our websites. We also alert customers of unusual transactions or transactions that fall outside of pre-established parameters. Customers can access their account information through our website including account history and recent transactions and download the related details. In addition, fleet managers can elect to be notified when limits are exceeded in specified purchase categories, including limits on transactions within a time range and gallons per day.
In the over-the-road space, we offer fleets of all sizes customizable payment solutions including real-time interactive and seamless interfaces delivering data integrity, alternative payment and money transfer options, comprehensive settlement solutions, real-time reports and analytics for compliance and cost-optimization and fuel reconciliation and mobile optimization tools.
In addition to revenue derived from payment processing transactions, we recognize account servicing revenue, finance fee revenue and other revenue through the following products and services:
•Customer service, account activation and account retention: We offer around the clock customer service, account activation and account retention services to fleets, fleet management companies and the fuel and vehicle maintenance providers on our network. Our services include promoting the adoption and use of our products and programs and account retention programs on behalf of our customers and partners.
•Authorization and billing inquiries and account maintenance: We handle authorization and billing questions, account changes and other issues for fleets through our dedicated customer contact centers, which are available 24 hours a day, seven days a week. Fleet customers also have self-service options available to them through our websites.
•Account management: We assign designated account managers to businesses and government agencies with large fleets. These representatives have in-depth knowledge of both our programs and the operations and objectives of the fleets they service.
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

•Merchant services: Our representatives work with fuel and vehicle maintenance providers to enroll these providers in our network, to test all network and terminal software and hardware, and to provide training on our sale, transaction authorization and settlement processes.
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
Distribution
We market our fleet products and services both directly and indirectly to commercial and government vehicle fleet customers with small, medium and large fleets, and over-the-road, long haul fleets. Our direct product suite includes payment processing and transaction processing services, WEX branded fleet cards in North America and Motorpass/Motorcharge-branded fleet cards in Australia. Additionally, the WEX products and services are marketed under the EFS, EFS Transportation Services, T-Chek and Fleet One network brands.
We also market our products and services using the WEX network indirectly through co-branded and private label relationships. With a co-branded relationship product, we market our products and services for, and in collaboration with, fuel providers and fleet management companies using their brand names and our logo on a co-branded fleet card. These companies seek to offer our payment processing and information management services as a component of their total offering to their fleet customers.
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

TRAVEL AND CORPORATE SOLUTIONS SEGMENT
Overview
Our Travel and Corporate Solutions segment focuses on the complex payment environment of global B2B payments. Our capabilities and solutions broadly fall into two categories:
•Embedded Payments. Our primary service offering is to enable customers to utilize our highly scalable, and vertically integrated payments solutions to integrate into their own workflows. Customers access our capabilities primarily via application programming interface (API). We combine wholly-owned and developed cloud-based technology along with our wholly-owned and operated global financial services capabilities, inclusive of WEX Bank and our various electronic money institutions around the world, to satisfy the commercial payments needs of our customer base.
•Accounts Payable (AP) Automation and Spend Management. Built on top of our embedded payment capabilities, our AP Automation and Spend Management capabilities provide an enhanced user interface and Enterprise Resource Planning (ERP) software integration points for organizations to manage their AP Automation and Spend Management functions. Our solutions in this space address corporations of all sizes and are white-labeled by leading financial institutions.

Solution

The Travel and Corporate Solutions segment allows businesses to centralize purchasing, simplify complex supply chain processes, and eliminate the paper check writing associated with traditional purchase order programs. It also enables technology companies and innovators across the globe to streamline their payment needs with a single, integrated technology and issuing partner.

At the core of our Travel and Corporate Solutions product set is a virtual card. Our virtual payments capability is used for transactions where no physical card is presented, including transactions that are increasingly completed online in a digitally connected world, but can also be used over the telephone, by mail, by email, or by fax. Each transaction is assigned a unique VCN on either the Mastercard or Visa networks, with a customized spend limit, expiration date, and various other purchase controls. These controls are in place to limit fraud and unauthorized spending. The unique VCN limits purchase amounts and tracks, settles, and reconciles purchases more easily, creating efficiencies and cost savings for our customers. Our virtual card solution combines (i) wholly-owned, end-to-end highly reliable technology; (ii) global currency capabilities with over 20 currencies active, (iii) wholly-owned global compliance and funding mechanism that allows WEX to be the issuer in addition to the payment processor, and (iv) being a direct member of both the Mastercard and Visa networks.

We surround our core virtual card capabilities with a set of additional solution features to serve our customers. For our Embedded Payments solution, these capabilities include: (i) customized data fields that allow customers to tie together data such as invoice numbers, booking numbers, or purchase orders that ease reconciliation, (ii) a wide variety of different virtual card products with each of the card associations to optimize card acceptance and interchange yield, (iii) bank transfer and check issuance capabilities, (iv) modern, RESTful API, with associated, developer-focused explanation of use, and (v) the ability to optimize our systems and processes for bespoke solutions to large customer needs. For our AP Automation and Spend Management solution, these capabilities include: (i) customizable integrations with different ERPs, (ii) enhanced AP data analysis and supplier enablement teams focused on increasing card acceptance, (iii) a wide variety of different virtual card products with each of the card associations to optimize card acceptance and interchange yield, (iv) bank transfer and check issuance capabilities allowing WEX to fulfill full AP file needs, and (v) different user interfaces oriented toward more simple small business needs as well as complex corporate needs.
Distribution

We market our Travel and Corporate Solutions segment products and services both directly and indirectly to new and existing customers in a variety of models.

Within our Embedded Payments solutions, we focus on direct sales to leading companies in the travel, fintech, insurance, consumer bill pay, and media verticals. Our customers’ product set is largely focused on aggregating and managing large amounts of payments where a commercial payment solution is required. The use of a commercial virtual card is particularly appealing for its ability to easily reconcile, provide chargeback rights, have global currency capabilities, and generate rebates through interchange economics. Due to their inability to stand in the funds flow, either as a merchant of record or as a regulated money transmitter, a minority of customers who utilize our Embedded Payments offering also integrate our capability for us to have a direct financial relationship with their customers, and most often includes the provision of commercial credit.

Within our AP Automation and Spend Management solutions, we focus on both direct sales to businesses as well as empowering financial institutions to serve their customers directly on the back of our technology. Our direct sales team focuses on new sales directly to mid- and large- market opportunities where our custom ERP integration and supplier enablement functions help corporations turn their AP function from a highly manual and costly endeavor to a highly automated and revenue generating function. Our direct sales force also focuses on cross selling our AP Automation and Spend Management solutions to existing customers in our Fleet Solutions and Health and Employee Benefit Solutions segments. Our AP Automation and Spend Management solutions are made to be white labeled for financial institutions and we power some of the world’s leading financial institutions offering our white labeled technology to their corporate customers.

HEALTH AND EMPLOYEE BENEFIT SOLUTIONS SEGMENT
Overview
Our Health and Employee Benefit Solutions segment provides a SaaS platform for consumer directed healthcare benefits and a full-service benefit enrollment solution, bringing together benefits administration, certain compliance services and consumer-directed and benefits accounts. Additionally, the Company provides non-bank custodial services to certain HSA assets.
Solution
Our healthcare products provide consumer-directed benefits in the complex healthcare market. We partner with employers, health plans, third-party administrators, financial institutions, payroll companies and the public sector to provide a

SaaS product to support healthcare benefit programs, to administer COBRA, flexible spending, health saving and reimbursement accounts, enrollment, benefits administration and compliance services, as well as non-bank custodial services for HSAs.
Revenue is generated primarily from SaaS licensing fees and servicing fees charged to partners and employers as well as interchange fees on customer debit cards issued under flexible spending, health savings and reimbursement accounts. Cards are branded with either Visa or Mastercard and operate on a restricted open loop network.
The following illustration depicts our business process and parties involved in our healthcare benefits solution:

PARTNERS/DISTRIBUTERS
SAAS Fees
BPO Fees
Pro Services Fees
FUNDERS:
Customers
Employers
(Portals)
Consumers
(Portal, Mobile Communications)
Government Programs
wex™
PAYEES:
Providers, Carriers
Interchange Revenue
Deposits Revenue
SOLUTION PARTNERS

Employers and Consumers are the funders providing payments to Partners. Money is made on interchange and deposit revenue.

BPO: Business Process Outsourcing
Distribution
We market our Health and Employee Benefit Solutions products and services to consumers through an extensive partner network, which includes health plans, third-party administrators, financial institutions, payroll companies benefits consultants, and software providers, as well as individual employer groups.

OTHER ITEMS
Markets

We face competition in all of our segments. Our competitors vie with us for prospective customers as well as for companies with which to form strategic relationships. The most significant competitive factors include the breadth of features offered, functionality, servicing capability and price. We compete with companies that perform payment and transaction processing or similar services. Financial institutions that issue Visa, Mastercard and American Express credit and specialized proprietary cards currently compete primarily with our Fleet Solutions and Travel and Corporate Solutions segments. Our Health and Employee Benefit Solutions segment also competes with other healthcare payment service providers, as well as benefits administration services providers.

The demand for our products and services combined with significant operating scale has historically driven strong revenue growth and earnings potential. We have an extensive history of organic revenue growth driven by our various marketing channels, our salesforce, and our growth in transaction volume and other recurring drivers (for example, number of fuel cardholders or software platform participants within our Health and Employee Benefit Solutions segment). Further, we have completed a number of strategic acquisitions to expand our product and service offerings, which have contributed to our revenue growth and diversification of our products and services. We have an experienced and committed management team that has substantial industry knowledge and a proven track record of financial success. The team has been successful in driving strong growth with consistent operating performance. We believe that our management team positions us well to continue successfully implementing our growth strategy and capturing operating efficiencies. In addition, we believe that the following factors, by reportable segment, distinguish us from our competitors and place us in a strong competitive position.
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
•Our long-standing strategic relationships, multi-year contracts and high contract renewal rates have contributed to the stability and recurring nature of our revenue base. We believe that we offer a compelling value to our customers relative to our competitors given the breadth and quality of our products and services and our deep understanding of our customers’ operational needs. We have a large installed customer base and co-branded strategic relationships with some of the largest U.S. fleet management providers and with various oil companies and convenience store operators that use our private label solutions. Our wide site acceptance, together with our private-label portfolios and value-added product and service offerings, drive high customer satisfaction levels, as evidenced by high customer retention rates.
•Our digital marketing services help increase sales leads and build loyalty for their branded card programs, thereby increasing average usage and spend on those programs.
•Our capabilities in the over-the-road market space enhance our ability to serve fleet customers who operate both heavy duty trucks and cars or light duty vehicles in the U.S. and Canada as well as to blend the small fleet and private label businesses for greater scale.
•Our European commercial fuel card programs, which use a closed-loop network, combined with long term supply agreements to serve the current and future European Fleet business, provide us with a strong foundation in the large European fleet market.
•As our customers transition to mixed-fleets of traditional internal combustion engine vehicles and EVs, we are increasingly deploying integrated solutions to help them manage end-to-end reporting and payment needs. Our current offering, in partnership with a leading charging network operator, includes en-route, depot and at-home charging solutions, streamlined program enrollment, centralized reporting and billing, and real-time data to support reimbursement and installation services.
Travel and Corporate Solutions
•WEX has one of the widest arrays of commercial payments technologies available in the marketplace today - from integrated payables applications, to card processing, to modern API-driven embedded payments offerings, to merchant receivables gateways. Our solutions are highly customizable, can be white-labeled, and are built for scale and resilience to meet the unique needs of our global customers and partners.
•With our modern API solutions, WEX provides scale and stability to help our fintech and payments technology partners fully streamline their end-to-end payment processes. Because WEX platforms process millions of transactions for some of the world’s largest B2B payments aggregators and OTAs, the immediate scalability of our technology platforms represents a continued source of competitive advantage.
•Our solutions offer our partners and direct clients with enhanced security and controls across their complex and global payment activities. As WEX also provides technology solutions to major financial institutions, we ensure that our proprietary payment gateway solutions and internal information security protocols make transaction processing both highly scalable and secure. Our customizable authorization controls bring audit controls and security to global B2B virtual card transactions.
•WEX offers one of the strongest ranges of global commercial card issuing capabilities available in the market today. As of December 31, 2021, we settle transactions in over 20 currencies in more than 200 countries and territories across the world. The broad coverage and diversity of financial capabilities is a key source of differentiation for WEX, and is critical to delivering on the promise of global reach that our travel and corporate payments customers demand.
•Our strategic relationships include an extremely diverse set of client and partner relationships - across buyers, suppliers, networks, and corporations of all sizes. WEX is one of the largest issuers of commercial cards and integrated payments solutions in the world, and as such, benefits from significant economies of scale across areas of pricing, cost, processing, network co-investment, and supplier enablement.
•WEX’s commercial payments expertise, across issuing, acquiring, carded, and non-carded payment types, enables us to react quickly to evolving market and customer needs. WEX’s payments experts have a deep understanding of the global payments marketplace and we leverage that expertise to help our clients and partners unlock the hidden value in their payments flows.
Health and Employee Benefit Solutions
•The U.S. Health business uses an industry leading proprietary cloud-based platform to simplify healthcare benefits administration for partners, employers and consumers. We also provide employer and consumer services, such as claims processing and a call center, on either a WEX-branded or fully white-labeled basis. For employers, this means simplified benefits administration. For consumers, this means a personalized, intuitive experience that helps them maximize their benefits to improve their health and financial wellness. For partners, this means high-value benefit offerings powered by the WEX benefits platform and expert guidance to grow their business.
•We provide a comprehensive suite of products and services that can be customized to fit the needs of the complex healthcare space. WEX offers technology and solutions that meet employers’ end-to-end benefits needs, help employees get the most value from their benefit plans, and power partners’ benefit offerings and business growth. Our products and services, which fall under the four broad categories of payment processing, benefit analytics, data integration and security, include employee benefits administration and enrollment outsourcing, consumer-directed health and lifestyle spending account administration, COBRA administration and compliance services, and direct billing and payment solutions. As a result of this complete solution, which distinguishes us from competitors, we have high customer retention rates.
•We have one of the industry’s largest benefits databases. Using our benefit analytics, partners, consultants, brokers, and employers can continually refine their offerings to optimize engagement, usage, and cost savings. In addition, we provide responsive service via phone, email, live chat and around-the-clock chatbot virtual assistance.
•WEX is an industry leader in bringing benefit administration, compliance services, and consumer-directed health and lifestyle accounts together to form a full-service benefits solution. While others may excel in one area, WEX has proven solutions to offer across the spectrum of employer benefits needs. Our commitment to innovation, service, and trusted partnerships solidifies our strong competitive position.
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
Strategy

The Company’s performance during the year ended December 31, 2021, was shaped by our refined corporate strategy and the continued impacts of the global COVID-19 pandemic. Our strategy is a simplified articulation of our approach to growing our business and more specifically outlines how we will continue to meet the needs of an evolving landscape.

•Global Commerce Platform. A key foundation to the solutions we deliver to our customers is our platform, through which we deliver the solutions that serve our customers’ businesses. We continue to focus on differentiating ourselves through the global scale and reliability of our underlying infrastructure, and by anticipating our customers’ technology needs. We attempt to do this through integrating and continuously improving our payment and software technologies and by embedding intelligence, agility, and resiliency everywhere across the organization. To drive operational efficiency, we attempt to optimize operations by improving technological capabilities and risk management. To accomplish this, we maximize the value of shared services, streamline and standardize our technologies, and automate whenever possible.

•Personalized Solutions, Seamlessly Embedded. Through our platform, we deliver a suite of solutions specifically tailored to help our customers tackle some of their most complex pain points. Through our deep industry expertise we try to differentiate ourselves from the market through customer-focused innovation, working alongside customers to ensure our solutions are relevant to their specific needs. One example is the recent expansion of our partnership with ChargePoint, a large electric vehicle (“EV”) charging network, to expand vehicle charging to fleets throughout the U.S. Together, our companies have developed an EV payment system that is integrated into ChargePoint’s existing systems and processes. This allows WEX’s North American fleet customers to pay for charges at sites within ChargePoint’s network, while enabling our customers to manage their EVs in an integrated way with their internal combustion engine fleet vehicles. Going further, we enhance the value we deliver by seamlessly embedding our solutions into our customers’ operations, which enables customers to access our capabilities through systems and interfaces they already use. Going forward, we expect to employ a ChargePoint solution in Europe. These solution enhancements are expected to allow our customers global access to over 200,000 sites in North America and Europe.

•Insights that Power Success. The value of the solutions we provide is further amplified by the insights we deliver through the extensive data we maintain and the specialized expertise of our employees. Through these insights, we enable our customers to make better, more informed decision, move more quickly and mitigate risk. One example is the recent upgrade of our customer servicing platform to enable more automation and utilization of newer, AI technologies to drive better service levels and efficiency. We expect to continue to expand our use of AI, machine learning, and other innovative tools to ensure we can scale with our growth while managing risk both for ourselves and our customers.

While our strategy articulates the choices we are making to grow our business in the market and competitive landscape we play in, we expect those choices to deliver growth across five drivers:

•Win New Customers. We seek to drive organic growth across our segments by nurturing our customer relationships and ensuring we are a trusted strategic partner. We have a robust sales organization to attract new customers and we had key customer wins and renewals in 2021 such as AvidXchange, JB Hunt, the State of California, American Express, one of the largest U.S.-based multinational corporations in package delivery, and a large, higher education institution customer of our Health and Employee Benefit Solutions segment. Our support and service capabilities continue to enable us to grow with existing customers and win new customers.
•Grow Share of Wallet. We seek to expand our relevance and the value we deliver to our customers by growing the services we provide to them. Through our broad and diverse solution suite, we have a unique combination of solutions that can serve our customers in multiple areas. While we have proven cases of customers consuming our solutions across our product suite, there is continued opportunity to more deeply penetrate our customer base across all our solutions.

•Expand & Diversify Offerings. We continuously seek to identify, experiment and launch products in new solution spaces. As business models evolve, we seek to adapt our solution suite to stay relevant, and at the forefront of serving our customers’ needs.

•Deepen Global Presence. As a global business, we have an established footprint around the world. Through the scalability of our platform, we seek to leverage capabilities across geographies to continue growing our international business.

•Strategic M&A. Along with our organic growth, we expect to seek to achieve growth through strategic acquisitions, which brings further scale and diversification to our offerings. This past year we continued our work on integrating the eNett and Optal acquisition, which complements our existing travel business by expanding our presence in Europe and entering into new markets in Asia. We also acquired benefitexpress, a provider of highly configurable, cloud-based benefits administration technologies and services to complement our existing health-related offerings.

Human Capital
As of December 31, 2021, WEX Inc. and its subsidiaries had over 5,600 employees, of which approximately 4,800 were located in the United States. None of our U.S.-based employees are subject to a collective bargaining agreement. Certain non U.S.-based employees are members of trade unions or works councils.
Everything we do is dependent on the talent and culture of our Company. By leveraging our winning, inclusive, and values-based culture, we will mine, grow, and maximize talent that adapts to our future business. We strive to achieve a fully inclusive workplace that unifies and celebrates the diversity of our people. As of December 31, 2021, our global workforce was 45 percent male and 55 percent female, and approximately 18 percent of our workforce in the U.S. were people of color. Females represented approximately 44 percent of our executive officers, while approximately 11 percent of our executive officers were people of color. Females represented approximately 42 percent of our board of directors, while approximately 25 percent of our board of directors were people of color.
Talent, Recruitment and Development, Strategy and Culture
Maintaining our continued growth and position as the global commerce platform that simplifies the business of running a business requires a strategy focused on attracting, developing and retaining exceptional talent. The growth of our people has always been and will always be one of our top priorities. We believe our core values of community, execution, innovation, integrity and relationships differentiate us from our competitors and meaningfully contribute to our growth and business success. Collaboration is essential to doing business and is encouraged and rewarded, as is our culture of curiosity and respectful questioning and direct dialogue. These are essential ingredients to an environment that attracts superior talent and provides the space for innovation that creates business growth.

We take pride in prioritizing and maintaining a positive environment where our employees enjoy their work, respect and support their colleagues, and are encouraged to innovate and collaborate. We foster a culture in which employees are motivated to recognize the value of their contributions—and of our business—to support the growth and development of the communities in which we operate.

We are committed to a core set of shared beliefs and desired behaviors to drive consistency across our organization. Through our Great Leader Behaviors Program, employees are provided a baseline of behaviors and qualities to embody in their daily interactions with colleagues, customers, and partners. It’s not just what we do, but how we do it that matters, and our Great Leader pillars lay the foundation for clear and consistent behavior at all levels. In turn, we are better able to maintain an inclusive, innovative, and collaborative environment for all employees to work, live and thrive.

WEX employees have access to comprehensive training programs, tools and education, including online self-service learning platforms, professional development programs, leadership and mentoring programs, incentives to foster community and engagement, dedicated well-being campaigns, and personal financial counseling. Furthermore, we offer a sabbatical program to rejuvenate and enrich curiosity and personal development. Through these programs, we strive to foster improved individual and business performance, employee engagement, satisfaction and fulfillment.

Thrive in My Career was designed as a virtual learning resource to help employees be self-sufficient and in control of their own growth and development with a focus on leadership development programs. As the COVID-19 pandemic hit, our robust program allowed us to quickly pivot to our online platform and remote resources. We facilitated forums and discussions to share ideas and best practices on how to work from home, how to lead from a distance, how to lead through disruption and how to maintain resilience.

We care deeply about employee engagement and satisfaction and we capture employee feedback through employee surveys, which measure cultural and engagement indicators. We utilize the survey results to guide our decisions throughout the organization.

We are proud of our talent retention and it is an important component of our talent and management strategy. WEX offers a competitive Total Rewards program for our employees and career development opportunities including access to over 180,000 skill-based training modules. WEX’s robust Total Rewards program includes salary, a 6 percent 401(k) employer match, cash bonuses, and equity awards, as well as health and wellness, career, social, community, and overall well-being benefits. Furthermore, our board of directors and management team regularly evaluate succession planning in order to ensure consistent leadership and growth over time. We actively manage succession plans for our Executive Leadership Team and we are well positioned to have the right talent in place to drive future growth.
Diversity, Equity and Inclusion
At WEX, diversity, equity and inclusion is a strategic priority that is central to our culture, embedded in our values and integral to our business. We are making strides in achieving our vision of a fully-inclusive global workplace that celebrates diversity and fosters a sense of belonging by providing equal access, opportunities and treatment. We embrace our employees’ unique experiences and backgrounds - the cultural influences and identities that make up who we are - to enable a fully engaged and thriving workplace to drive our business forward. Our Board Chair and Chief Executive Officer, along with our Executive Leadership Team, set the expectations, goals and tone, with all employees playing a role in bringing our diversity and inclusion framework to life. Our global diversity, equity and inclusion framework has four focus areas: workplace (create a culture of inclusion to drive innovation), workforce (build tomorrow’s diverse workforce today), community (embrace the diversity in our communities), and marketplace (provide thought leadership to broaden awareness of diversity and inclusion initiatives). This framework is reflected in the following key ways:
•Our Leadership team’s diversity ensures that a broad range of viewpoints are considered in our strategic and operational practices. As of December 31, 2021, over half of our board of directors and over half of our executive officers were comprised of women or people of color. In addition, women, who are a key part of WEX’s business at all levels, represent over half of our global workforce.
•Employee Resource Groups (“ERGs”) are part of our long-term strategy of maintaining an inclusive workplace and community. ERGs serve as a key partner for the recruitment of minority employees, raising diversity awareness across the Company, and driving strategic discussions about employee advancement. Priorities include talent recruiting and retention, professional development, mentorship and skill building, employee engagement and education. We are proud to sponsor ERGs and employees are encouraged to form groups to help support their individual needs, including for example: LatinX, NexGen, WEXPride, WEXVets, Black Growth Council, WEXccessibility, and Women of WEX. In 2021, our ERGs grew to over 1,000 employee members and hosted 75 events with greater than 2,300 attendees.
•Focused recruitment efforts are reflected in our college outreach (1,000+ campuses in 2021). Our recruiting efforts include inner-city schools and Historically Black Colleges and Universities (HBCUs) and we require that all recruiting agencies provide us with a diverse slate of candidates. Additionally, during 2021 we engaged in Disrupting Unconscious Bias training with approximately 99+% employee completion to focus on hiring diverse teams and fostering an inclusive environment.
•Internships and early career development introduce young, diverse talent to WEX. Our Summer Internship Program earned a spot on Vault.com’s “100 Best Internships of 2020” and “100 Best Internships of 2021” lists, ranked #15th in “Best Tech & Engineering Internship” in 2021 for Vault.com and was named to WayUp’s list of Top 100 Internship Programs in the U.S. in 2019, 2020 and 2021.

•Retention of diverse and underrepresented talent. We track training, measure diversity, equity and inclusion program outcomes and our inclusive culture’s impact on business results and corporate brand. In conjunction with these efforts, we provide robust benefits, which include good pay and meaningful work.

•Pay equity. WEX is committed to pay equity and conducts global pay equity analyses on an annual basis. WEX strives to ensure that, regardless of gender, race or ethnicity, employees earn the same pay for the same work.

In addition, this past year we also released our inaugural Environment, Social and Governance (ESG) Report on how we are addressing the ESG impacts that are more important to our investors, employees and communities. We will continue to increase focus and improve public disclosures related to our environmental commitment, diversity and inclusion initiatives, social responsibility, talent management and development, and governance. This will include the release of a new ESG Report during 2022.
Employee Health, Wellness and Safety - COVID-19 and Return-to-Work
We are committed to the health, safety, and well-being of our employees, contractors, and visitors and to ensuring compliance with health and safety regulations. The COVID-19 pandemic created unique challenges that we managed with employee health and safety as the primary objective. During the first quarter of 2020, the Company took a number of precautionary steps to safeguard its business and employees from the effects of COVID-19 including restricting business travel, temporarily closing offices and canceling participation in various industry events. As of the date of this filing, we have implemented the return of limited business travel and allowed limited participation in various industry events. In addition, we have reopened those offices that were closed and all offices have implemented modified safety protocols; although the vast majority of our employees have largely continued to work remotely in most geographies. Further, we have established policies and guidance on vaccines, masking, and social distancing as well as policies and practices for working from home, business travel, returning to offices, and dividing the workweek between home and office. We surveyed employees to determine the ways of work that best suited them and implemented flexible work arrangements.
Our Health and Safety Policy provides a framework designed to prevent work-related accidents, injuries and illnesses. We provide safety awareness training when onboarding new employees, local emergency evacuation awareness training, and periodic reviews of safety topics. Our Emergency Response Action Plan is reviewed and updated annually. The purpose of this plan is to ensure the protection of all employees in an emergency situation, and it includes emergency evacuation procedures and protocols for how to report various types of emergencies. Our Organizational Resilience Team enlists and trains our authorized Emergency Response Team. Our Incident or Injury Investigation Guidelines establish when, how, and by whom incident and/or injury investigations are processed. The primary focus of such an investigation is to understand why the incident occurred and provide a response within 24 hours of the incident.
We provide competitive and valuable benefits that help our employees thrive while protecting what is most important: health and wellness, families, and overall well-being. Our Total Rewards program consists of five elements: social, health, community, financial, and career, and is designed to support employees in reaching their personal and professional goals. Elements of the Total Rewards program include Company-subsidized health insurance, and fitness facilities along with virtual wellness offerings, recognition programs, paid volunteer time off, and paid time off among other benefits.

Technology
We believe that investment in technology is crucial to maintaining and enhancing our competitive position in the marketplace. Our technology infrastructure is supported by secure and redundant data centers and cloud services distributed globally, including locations in the United States, Europe, Australia and Singapore. We are in the process of implementing a Cloud First strategy, consolidating our data centers and migrating our computer workloads to public cloud service providers, with the goal of realizing a number of benefits, including reduced energy usage. Through 2021 we have closed 19 data centers out of our target goal of 27 by the end of 2023.
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
Our Information Security Program consists of a comprehensive set of policies, procedures and guidelines across standard information security domains and all policies are reviewed and updated at least annually to meet applicable federal and state regulations. Our secure networks are designed to isolate our data from unauthorized access. We use secure protocols among all applications, and our employees access critical components on a need-to-know basis. We are continually improving our technology to enhance customer experience and to increase efficiency and security. We also review technologies and services provided by others in order to maintain the high level of service expected by our customers and continue to invest in our technology infrastructure.
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
Resources
We rely on a combination of patent, copyright, trade secret and trademark laws, confidentiality procedures, contractual provisions and other similar measures to protect the proprietary information and technology used in our business. We generally enter into agreements with clients, consultants, service providers and other partners, whether current or prospective, that contain provisions restricting use and disclosure of our proprietary information and technology. Operationally, we have implemented certain safeguards designed to control access to and distribution of our proprietary information and technology. Despite these efforts, unauthorized parties may attempt to access or use our proprietary information and technology, and third parties may develop similar and/or competing technology independently. We pursue registration and protection of certain trademarks in the U.S. and other countries in which we operate or plan to operate. We market our products and services using the WEX brand name globally, as well as other brand names such as FleetOne, EFS, and benefitexpress in the U.S. and eNett, Go Card and Motorpass internationally, in Europe, and in Australia, respectively.
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
Regulation - United States
Exemption from Certain Requirements of the Bank Holding Company Act
As an industrial bank organized under the laws of the State of Utah that does not accept demand deposits that may be withdrawn by check or similar means, WEX Bank currently meets the criteria for exemption as an industrial bank from the definition of “bank” under the Bank Holding Company Act. As a result, the Company is generally not subject to the Bank Holding Company Act.
Restrictions on Intercompany Borrowings and Transactions
Sections 23A and 23B of the FRA and the implementing regulations limit the extent to which the Company can borrow or otherwise obtain credit from or engage in other “covered transactions” with WEX Bank. These rules also require that the Company or any of its affiliates engage in transactions with WEX Bank only on terms and under circumstances that are substantially the same, or at least as favorable to WEX Bank, as those prevailing at the time for comparable transactions with nonaffiliated companies. “Covered transactions” include loans or extensions of credit, purchases of or investments in securities, purchases of assets, including assets subject to an agreement to repurchase, acceptance of securities as collateral for a loan or extension of credit, or the issuance of a guarantee, acceptance, or letter of credit. Although the applicable rules do not serve as an outright ban on engaging in “covered transactions,” they do limit the amount of covered transactions WEX Bank may have with any one affiliate and with all affiliates in the aggregate. Furthermore, with certain exceptions, each loan or extension of credit by WEX Bank to the Company or its other affiliates must be secured by collateral with a market value ranging from 100 percent to 130 percent of the amount of the loan or extension of credit, depending on the type of collateral.

WEX Inc. and WEX Bank have entered into a master service agreement, which establishes the parameters of services provided between them. Under the agreement, WEX Bank provides the financing and makes credit decisions that enable the Fleet Solutions and Travel and Corporate Solutions segments to extend credit to customers. WEX Bank approves customer applications, maintains appropriate credit lines for each customer, is the account issuer, and is the counterparty for the customer relationships for most of WEX Inc.’s U.S. programs. WEX Inc. and its other subsidiaries perform operations such as sales, marketing, merchant relations, customer service, software development and IT services.
The Dodd-Frank Act, Consumer Financial Protection Bureau, Federal Trade Commission Act, and State UDAP Laws
The Dodd-Frank Act granted the CFPB general authority to prevent covered persons or service providers from committing or engaging in unfair, deceptive or abusive acts or practices under federal law in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service. In addition, the Federal Trade Commission Act, prohibits unfair or deceptive acts or practices in or affecting commerce for entities including WEX Inc. and its subsidiaries that are not directly regulated by CFPB. Additionally, all fifty states and the District of Columbia have their own laws prohibiting unfair or deceptive acts and practices, many of which also include a private right of action.
The CFPB is also engaged in regulating the payments industry, including with respect to prepaid cards under Regulation E, which impose requirements on general-use prepaid cards, store gift cards and electronic gift cards. The extensive nature of these types of regulations and the implementation dates for any such additional rulemaking may result in additional compliance obligations and expense for our business and our customers. From an enforcement perspective, the Dodd Frank Act also gives the state attorneys general the ability to enforce applicable federal consumer protection laws, expanding the sources of regulatory oversight. Relatedly, the Utah DFI is responsible for examining and supervising WEX Bank's compliance with state consumer protection laws and regulations.
In addition, the Durbin Amendment to the Dodd-Frank Act provided that interchange fees that a card issuer or payment network receives or charges for debit transactions will now be regulated by the Federal Reserve and must be “reasonable and proportional” to the cost incurred by the card issuer in authorizing, clearing and settling the transaction. Payment network fees may not be used directly or indirectly to compensate card issuers in circumvention of the interchange transaction fee restrictions. Federal Reserve rules governing debit card interchange fees published in 2011 capped debit card interchange rates at $0.21 per transaction, subject to certain exemptions, plus an additional five basis points (0.0005) times the transaction’s value to reflect a portion of the issuer’s fraud losses plus, for qualifying issuing financial institutions, an additional $0.01 per transaction in debit interchange for fraud prevention costs. As of December 31, 2021, WEX Bank qualified for the small issuer exemption and was not subject to the debit card interchange fees cap. However, on its balance sheet for the year and quarter ended December 31, 2021, WEX Bank, together with its affiliates, including WEX Inc., surpassed total assets of $10 billion thereby making it ineligible for continued exemption as a small issuer. Accordingly under the terms of the Durbin Amendment, WEX Bank will be subject to the debit interchange cap effective on July 1, 2022. As of the date of this filing, WEX Bank has nominal annual revenue from debit card products that would be subject to the interchange fee cap.
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
Brokered Deposits
As of December 31, 2021, the most recent FDIC exam report categorized WEX Bank as “well capitalized” under the regulatory framework for prompt corrective action. Section 29 of the Federal Deposit Insurance Act (FDI Act) restricts the acceptance of brokered deposits by an insured depository institution unless the institution is “well capitalized.” For insured depository institutions that are “less than well capitalized,” certain interest rate cap restrictions are imposed.
Anti-Money Laundering and Counter Terrorist Regulations
The applicable laws and regulations in the various jurisdictions in which we operate impose significant anti-money laundering compliance and due diligence obligations on its local entities. We must verify the identity of customers, monitor and report unusual or suspicious account activity, as well as transactions involving amounts in excess of prescribed limits, and refrain from transacting with designated persons or in designated regions, in each case as required by the applicable laws and regulations (such as the Bank Secrecy Act and regulations of the United States Treasury Department and the Internal Revenue Service in the United States). Financial regulators have issued various implementing regulations and have made enforcement a high priority. We have implemented, and will continue to implement, measures designed to comply with these extensive and evolving requirements.
The U.S. federal government has imposed economic sanctions that affect transactions with designated foreign countries, foreign nationals and others. These sanctions, which are administered by OFAC, take many different forms but generally include one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (for example, property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. We have implemented, and will continue to implement, measures designed to ensure compliance with these sanctions.
Privacy and Information Security Regulations
Under the Financial Services Modernization Act of 1999, also referred to as the Gramm-Leach-Bliley Act or GLBA, and certain state laws, we and WEX Bank are required to maintain a comprehensive written information security program that includes administrative, technical and physical safeguards relating to consumer information. This requirement generally does not extend to information about companies or about individuals who obtain financial products or services for business, commercial, or agricultural purposes. In October 2021, the FTC updated the GLBA Safeguards Rule to specify new safeguards that financial institutions must include in their information security programs, including limits on who can access consumer data, requiring encryption to secure data, and requiring financial institutions to designate a single qualified individual to oversee their information security program and to report periodically to the entity’s board of directors or a senior officer in charge of information security
The GLBA also requires us and WEX Bank to provide initial and annual privacy notices to customers that describe in general terms our information sharing practices. If we or WEX Bank intend to share nonpublic personal information about consumers with affiliates and/or nonaffiliated third parties, we and WEX Bank must provide customers with a notice and a reasonable period of time for each customer to “opt out” of any such disclosure.
In addition to U.S. federal privacy laws with which we must comply, states also have adopted statutes, regulations and other measures, such as the California Consumer Protection Act (CCPA), governing the collection and distribution of nonpublic personal information about customers. In November 2020, California voters approved the California Privacy Rights Act (CPRA), which will amend and update the CCPA effective January 1, 2023. Under the CPRA, a new California Privacy Protection Agency will issue rules and enforce the revised CCPA. In 2021, Virginia and Colorado adopted their own comprehensive privacy laws, which will take effect in 2023. Several other states are considering privacy legislation during their 2022 legislative sessions. In some cases, these state measures are preempted by federal law such as the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) or GLBA, for example, but if not, we and WEX Bank must monitor and seek to comply with individual state privacy laws in the conduct of our businesses.
In November 2021, U.S. federal banking regulators including the Office of the Comptroller of the Currency, Treasury, the Board of the Governors of the Federal Reserve Board and the FDIC issued a final rule effective April 1, 2022, that requires banking organizations to notify their primary federal regulators of any “computer-security incident” that rises to the level of a “notification incident,” as soon as possible but no later than 36 hours after the banking organization determines that the incident has occurred.
Email and Text Marketing Laws

We use direct email marketing and text-messaging to reach out to current or potential customers and therefore are subject to various statutes, regulations, and rulings, including the Telephone Consumer Protection Act (TCPA), the Controlling the Assault of Non-Solicited Pornography and Marketing Act (CAN-SPAM Act) and related Federal Communication Commission (FCC) orders. Several states have enacted additional, more restrictive and punitive laws regulating commercial email. Foreign legislation exists as well, including Canada’s Anti-Spam Legislation, the European laws that have been enacted pursuant to European Union Directive 2002/58/EC and its amendments (“GDPR”), the UK GDPR, and The Spam Act 2003 in Australia. Although we believe that our email practices comply with the relevant regulatory requirements, violations could result in enforcement actions, statutory fines and penalties, and class action litigation.
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
Money Transmission and Payment Instrument Licensing Regulations
We are subject to various U.S. laws and regulations governing money transmission and the issuance and sale of payment instruments relating to certain aspects of our business. In the United States, most states license money transmitters and issuers of payment instruments. Through our subsidiaries, we are licensed in all states where required for business. Many states exercise authority over the operations of our services related to money transmission and payment instruments and, as part of this authority, subject us to periodic examinations, which may include a review of our compliance practices, policies and procedures, financial position and related records, privacy and data security policies and procedures, and other matters related to our business. Following these periodic examinations, state agencies can issue us findings and recommendations, prompting us to make changes to our operations and procedures.
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
In addition, non-banks that provide certain financial services are required to register with FinCEN as “money services businesses” (“MSBs”). Through a subsidiary we are registered as an MSB. As a result, we have established anti-money laundering compliance programs that include: (i) internal policies and controls; (ii) designation of a compliance officer; (iii) ongoing employee training; and (iv) an independent review function. We have developed and implemented compliance programs comprised of policies, procedures, systems and internal controls to monitor and address various legal requirements and developments.
Government agencies may impose new or additional requirements on money transmission and sales of payment instruments, and we expect that compliance costs will increase in the future for our regulated subsidiaries.
Third Party Administration Licensing Regulations
We are subject to various U.S. laws and regulations governing third party administration of employee benefit plans. In the U.S., most states license third party administrators. Many states exercise authority over the operations of our services related to third party administration of employee benefit plans and, as part of this authority, may subject us to periodic examinations, which may include a review of our policies and procedures, financial position and related records, and other matters related to our business. Following these periodic examinations, state agencies can issue us findings and recommendations, prompting us to make changes to our operations and procedures.
As a licensee, we are subject to certain restrictions and requirements, which vary by state, including surety bond requirements and record keeping and reporting requirements.
Escheatment Laws
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
Restrictions on Dividends

WEX Bank is subject to various regulatory requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums. Further, a banking regulator may determine that the payment of dividends would be inappropriate and could impose other conditions on the payment of dividends or even prohibit their payment. Further, WEX Bank may not pay a dividend if it is undercapitalized or would become undercapitalized as a result of paying the dividend. Utah law permits WEX Bank to pay dividends out of the net profits of the industrial bank after providing for all expenses, losses, interest, and taxes accrued or due, but if WEX Bank’s surplus account is less than 100 percent of its capital stock, WEX Bank must transfer up to 10 percent of its net profits to the surplus account prior to the payment of any dividends.
 Company Obligations to WEX Bank
Any non-deposit obligation of WEX Bank to the Company is subordinate, in right of payment, to deposits and other indebtedness of WEX Bank. In the event of the Company’s bankruptcy, any commitment by the Company to a federal bank regulatory agency to maintain the capital of WEX Bank will be assumed by the bankruptcy trustee and entitled to priority of payment.
Restrictions on Ownership of WEX Inc. Common Stock
WEX Bank, and therefore the Company, is subject to banking regulations that impose requirements on entities that might control WEX Bank through control of the Company. These requirements are discussed in Item 1A under the heading “Provisions in our charter documents, Delaware law, applicable banking laws and the Convertible Notes may delay or prevent our acquisition by a third party.”
Healthcare Regulation
The federal and state governments in the U.S. continue to enact and consider many broad-based legislative and regulatory proposals that could materially impact various aspects of our health-related business. The plans that our partners and clients administer feature consumer accounts that pay for out-of-pocket expenses incurred by employees and qualified dependents. These accounts include CDH accounts such as HSAs, FSAs and HRAs, as well as wellness incentives, commuter benefits, and other account-based arrangements. Most of these accounts are tax-advantaged under the appropriate law.
Employers are continuing to use CDH approaches to manage the rate of increase in healthcare expenditures and to enable employees to make decisions about the use of their healthcare savings. CDH programs provide consumers with visibility into and control over payment for healthcare expenses.
The products that WEX Health’s software and payment solutions support are subject to various state and federal laws, including the Patient Protection and Affordable Care Act (the “ACA”) and the Health Care and Education Reconciliation Act (collectively referred to as “Health Care Reform”), and regulations promulgated by the Internal Revenue Service, the Department of Health and Human Services, the Department of Labor, and the Consumer Financial Protection Bureau, and similar state laws and regulatory authorities. As such, changes in the status of tax-advantaged CDH accounts could affect the attractiveness of these products.
In addition to tax-related regulation, the Health Care Reform law imposes coverage standards affecting insured and self-insured health benefit plans that impact our current business model, including our relationships with current and future customers, producers and health care providers, products, services, processes and technology. Health Care Reform left many details to be established through regulations. Since the enactment of Health Care Reform, there has been persistent political pressure to significantly modify or repeal Health Care Reform and its associated implementing regulations. The 2017 Tax Act repealed certain provisions of Health Care Reform, including reducing to zero the tax penalty for individuals who decline to obtain Health Care Reform-compliant healthcare coverage. There have been judicial and Congressional challenges to certain aspects of Health Care Reform, and we expect there will be additional challenges and amendments to the ACA in the future. Such challenges may lead to uncertainty and unpredictability in the U.S. health care market, which may materially affect the availability and cost of health coverage, the viability of health care providers and health benefit plans, and the proportion of persons in the U.S. who have health insurance; the distribution between privately funded and government funded health insurance; and the future demand for, and profitability of, the offerings of our health-related business under our current business model.
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
We are also subject to state privacy, security, and breach notification laws that may apply to health information among other categories of personally identifiable information.
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
Non-Bank Custodian Regulations

As a U.S. Internal Revenue Service approved passive non-bank custodian for health savings accounts, we are subject to the provisions of Treasury Regulations Section 1.408-2(e) (the “Treasury Regulations”), including the net worth, surety bond, recordkeeping, audit, and administration of fiduciary duties requirements, among other requirements. The Internal Revenue Service exercises authority over our operations related to the non-bank custodian designation and, as part of this authority, subjects us to periodic examinations, which may include a review of our operational practices, policies and procedures, net worth and related records, and other matters related to our business. Following these periodic examinations, the Internal Revenue Service can issue us findings and recommendations, prompting us to make changes to our operations and procedures.
Regulation - Foreign Jurisdictions
Australia

The Company’s Australian operations are subject to laws and regulations of the Commonwealth of Australia governing banking and payment systems, financial services, credit products and Anti-Money Laundering/Combating the Financing of Terrorism (“AML/CTF”). WEX entities may be regulated in Australia under the Corporations Act 2001 (the “Corporations Act”) by the Australian Securities and Investments Commission as Australian Financial Services License (“AFSL”) holders. The AFSL authorizes WEX entities to provide a non-cash payment facility. Optal Australia Pty Limited holds an intermediary authorization under eNett International (Singapore) Pte. Limited’s AFSL. Any material failure by us to comply with the rules and regulations to which AFSL holders are subject could result with us incurring sanctions up to and including suspension or relinquishment of our applicable licenses.

WEX Australia, WEX Fuel Cards Australia and WEX Prepaid Cards Australia operate within a framework of regulatory relief and exemptions afforded them on the basis that they satisfy the requisite conditions. The Company’s Australian operations are also subject to the Privacy Act (1988) and the Australian Privacy Principles. In addition, all entities regulated by the Corporations Act must comply with strict protections for whistleblowers and anti-bribery laws in Australia or face significant penalties.

East and South East Asia

The Company’s operations in East and South East Asia are subject to the operation of the laws and regulation of the countries in which we operate, including laws with regard to banking and payment systems, financial services, AML/CTF and privacy and data protection. In Singapore, WEX Finance Inc., WEX Asia Pte Ltd and Optal Singapore Pte Ltd are licensed under the Banking (Credit Card and Charge Card) Regulations 2013. These entities are supervised by the Monetary Authority of Singapore and must comply with regulations related to the prevention of anti-money laundering and countering the financing of terrorism, as well as regulatory obligations related to cyber hygiene, business conduct, outsourcing, risk management and guidelines on fitness and proper criteria, amongst others. Any material failure by us to comply with these regulations could result with us incurring sanctions up to and including suspension or relinquishment of our applicable licenses. In addition, all of

WEX’s Singapore entities must comply with the Personal Data Protection Act 2012, Prevention of Corruption Act 1960 and Companies Act 1967.

European Union

The Company’s European operations are subject to laws and regulations of the European Union and the countries in which we operate including, among others, those governing (a) payment services, including the Payment Services Directive (EU 2015/2366 PSD2) and the European Union (Payment Services) Regulations 2018, (b) GDPR, anti-money laundering and counter terrorist regulations, including the Criminal Justice (Money Laundering and Terrorist Financing) Act 2010 (as amended) in Ireland and the Financial Supervision Act (Wet financieel toezicht – Wft) in the Netherlands, and (c) information security and consumer credit. All European operations must also be compliant with Directive 2018/843/EU - Fifth Money Laundering Directive.

In addition to the above regulations applicable to entities operating in the European Union, we are subject to the local laws of EU member states in which we are authorized electronic money institutions, including the following:

Netherlands – WEX Europe (Netherlands) B.V. is an authorized electronic money institution under the Financial Supervision Act. In addition, WEX Europe (Netherlands) B.V. must comply with multiple laws and regulations, the most significant of which are the Netherlands Financial Supervision Act (Wet op het financieel toezicht, Wft); The Netherlands Anti-Money Laundering and Anti-Terrorist Financing Act (De Wet ter voorkoming van witwassen en financieren van terrorisme, Wwft); and The Market Access Financial Institutions Decree (Besluit Markttoegang financiële ondernemingen Wft). Any material failure by us to comply with these regulations could result with us incurring sanctions up to and including suspension or relinquishment of our applicable licenses.

Ireland – Optal Financial Europe Limited (OFEL) is an authorized electronic money institution, under the European Communities (Electronic Money) Regulations 2011, as amended (EMR). In addition, OFEL must be compliant with multiple other general regulations in Ireland as part of being an authorized electronic money institution, of which the Criminal Justice (Money Laundering and Terrorist Financing) Act 2010, as amended by Part 2 of the Criminal Justice Act 2013 and by the Criminal Justice (Money Laundering and Terrorist Financing) (Amendment) Act 2018 (“the CJA 2010””) is the most significant. Any material failure by us to comply with these regulations could result with us incurring sanctions up to and including suspension or relinquishment of our applicable licenses.

United Kingdom

The Company’s operations in the United Kingdom are subject to applicable laws and regulations in this jurisdiction. WEX Europe UK Limited (WEX UK) and Optal Financial Limited (OFL) are both authorized as e-money institutions under, and must comply with, the Payment Services Regulations 2017 (“PSRs”) and the Electronic Money Regulations 2011 (“EMRs”). These entities are supervised by the Financial Conduct Authority (“FCA”). Among other obligations, the PSRs and EMRs require WEX UK and OFL to safeguard the relevant funds of their customers. A material failure to comply with these regulations could result with us incurring sanctions up to and including suspension or relinquishment of our applicable licenses.

In addition to the PSRs and the EMRs, WEX UK and OFL must also comply with the following anti-money laundering and counter-terrorist regulations: The Money Laundering, Terrorist Financing and Transfer of Funds (Information on the Payer) Regulations 2017; The Money Laundering and Terrorist Financing (Amendment) Regulations 2019; The Money Laundering and Terrorist Financing (Amendment) (EU Exit) Regulations 2020; and the Proceeds of Crime Act 2002, which was amended by the Terrorism Act 2000 and Proceeds of Crime Act 2002 (Amendment) Regulation 2007. Further, WEX UK and OFL must comply with general guidance for financial sanctions under the Sanctions and Anti-Money Laundering Act 2018; Sanctions and Anti-Money Laundering Act 2018; and Terrorist Asset-Freezing etc. Act 2010. The UK sanctions regime imposes serious and extensive restrictions on dealing with designated persons or entities. The law restricts WEX’s entities from receiving payment from or making funds available to persons or entities on the sanctions list, dealing with their economic resources, and making even legitimate payments to those persons or entities.

GDPR is the governing legislation for collecting and processing personal data in the EU. Following the end of the Brexit transition period on December 31, 2020, most of the EU GDPR was retained in UK law by the European Union (Withdrawal) Act 2018. The retained GDPR is known as the “UK GDPR”. The UK GDPR is supplemented by the Data Protection Act 2018. The UK registered companies must be able to demonstrate their compliance with the data protection principles listed in regulations above.

The main legislation in the UK governing bribery and corruption is the Bribery Act 2010 (the “Act”), which came into force on July 1, 2011. This legislation requires WEX to identify key areas of risk in its trading practices, keep under review the adequacy of its anti-bribery procedures, and train sales staff to ensure they understand what they can and cannot do under the Act.

WEX must also comply with the UK Modern Slavery Act 2015, which sets out the UK Government’s legal requirements for how organizations must address and report on modern slavery.

Available Information
The Company’s principal executive offices are located at 1 Hancock St, Portland, ME 04101. Our telephone number is (207) 773-8171, and our Internet address is www.wexinc.com. The Company’s annual, quarterly and current reports, proxy statements and certain other information filed with the SEC, as well as amendments thereto, may be obtained free of charge from our website. These documents are posted to our website as soon as reasonably practicable after we have filed or furnished these documents with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The Company’s Audit Committee Charter, Leadership Development and Compensation Committee Charter, Finance Committee Charter, Corporate Governance Committee Charter, Technology Committee Charter, Corporate Governance Guidelines and Code of Business Conduct and Ethics are available without charge through the “Governance” portion of the Investor Relations page of the Company’s website. Copies will also be provided, free of charge, to any stockholder upon written request to Investor Relations at the address above or by telephone at (866) 230-1633.
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
Risks Relating to Our Business and Industry
Our operations, business, and financial condition have been and are expected to continue to be adversely affected by the COVID-19 pandemic, particularly our travel business.
The spread and continued outbreak of the COVID-19 pandemic has significantly increased economic uncertainty while reducing economic activity. The pandemic has resulted in transformational change in business and consumer behavior, as well as the implementation by authorities and businesses around the world of numerous measures aimed at containing the virus, at various times, such as travel bans and restrictions, quarantines, shelter in place orders, business shutdowns, vaccination requirements, and mask mandates, among others, while some markets have also implemented multi-step policies with the goal of resuming activities that are or have previously been restricted. The effects of the pandemic, along with the measures implemented to combat the pandemic, continue to change and evolve as the pandemic changes and evolves. The regions in which we operate are continuously in varying stages of dealing with, and suffering impacts from, the COVID-19 pandemic. Certain jurisdictions and industries have experienced recoveries from the various stages of the pandemic, only to then face a resurgence or increase in new COVID-19 cases. Vaccination requirements, childcare needs and other issues, have led to individuals exiting the workforce, either permanently or temporarily. New variants of the virus that causes COVID-19 have been discovered and people continue to fall ill to COVID-19. These events have not only impacted and disrupted, and may continue to impact and disrupt, business and consumer spending and other habits, they have also impacted, and may further impact, our workforce and operations and the operations of our customers, suppliers and business partners.
In particular, we expect that we may continue to experience impacts on our business and results of operations due to a number of factors, including, but not limited to:
•The effect of COVID-19 on worldwide economic and financial market conditions, including conditions in the regions in which we operate.
•The negative impact of COVID-19 on the demand for worldwide travel and the length of time it may take for the travel industry to rebound after the effects of the COVID-19 pandemic have subsided.
•Volatility in the demand for, and the price of, fuel, caused by declines in demand as a result of the impact of COVID-19.
•Losses arising from customer, partner and merchant failures, and credit settlement risks.
•Revenue impacts driven by employee shortages or lack of employee growth caused or exacerbated by the COVID-19 pandemic and any persistent decrease or plateau in workforce participation, such as, among other things, the shortage of truck drivers, which in turn affects the amount of trucking services in both the U.S. and the U.K., or a reduction of, or limited growth in, the number of workers eligible to utilize the products offered by our U.S. Health business.
•Risk of a lower or uneven demand for trucking services due to global supply chain issues created or exacerbated by the COVID-19 pandemic.
•The modification of our business practices (including restricting employee travel, social distancing and remote working plans for our employees, and the cancellation of physical participation in meetings, events and conferences).
These and other factors may remain prevalent for a significant and unknown period of time and may continue to materially affect our business, results of operations and financial condition even after the COVID-19 pandemic has subsided. There are no comparable recent events that provide guidance as to the ultimate and total impact of the COVID-19 global pandemic and its direct and indirect effects, and therefore the ultimate effects are highly uncertain and subject to change. The extent to which the COVID-19 pandemic will continue to impact our business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and spread of the pandemic, its continued severity, whether resultant changes in business and consumer behavior continue for extended periods of time or, indefinitely, the success of the actions to contain the virus or treat its impact, the emergence and effect of new virus variants, the return of people to the workforce, the speed with which supply chain issues are resolved and how quickly and to what extent normal economic and operating conditions can resume.
In addition, increased volatility or significant disruption of global financial markets due in part to the lasting effect of the pandemic could have a negative impact on our ability to access capital markets and other funding sources on acceptable terms or at all and impede our ability to comply with debt covenants. Even after the COVID-19 pandemic has subsided, we may continue to experience impacts to our business as a result of the virus’s global economic impact and its potential effect on the ways people and businesses conduct themselves, including the continued reduced demand for worldwide travel, permanent shifts in the workforce, the availability of credit, impacts on our liquidity, continued governmental restrictions, and continued volatility in fuel demand and prices.
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
Our Fleet Solutions segment is our largest segment and customers and fuel retailer partners in this segment primarily purchase or sell fuel. Accordingly, a significant part of our overall revenue is derived from fuel purchases, making our revenues in this segment subject to historically volatile fuel prices. A portion of our total revenues result from fees paid to us by fuel providers based on a negotiated percentage of the purchase price of fuel purchased by our customers. We estimate that during 2022, each one cent decline in average domestic fuel prices below average actual prices would result in a $1.5 million decline in 2022 revenue. We are currently exposed to the full impact of fuel price declines and our net income is exposed to fuel price volatility. Therefore, extended declines in the price of fuel, as well as declines in the amount of fuel purchased by our customers or sold by our fuel retailer partners would have a material adverse effect on our total revenues and therefore our business, financial condition, and operating results.
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
•excess or overbuilt infrastructure;
•geo-political conditions, including revolution, insurgency, environmental activism, terrorism, or war, such as, the ongoing conflict between Russia and Ukraine;
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
Some of these factors can vary by region and may change quickly, adding to market volatility, while others may have longer-term effects. The long-term effects of these and other factors on prices for fuel could be substantial. The recent Russian military invasion into Ukraine, and the resulting sanctions imposed on Russia by the U.S. and certain other countries, could significantly affect worldwide fuel prices, the long-term effects of which we cannot predict.
Another component of our revenue stream comes from the late fees that our customers pay on past due balances. As a result, a decrease in the price of fuel may lead to a decline in the amount of late fees we earn from customers who fail to pay us timely. Alternatively, an increase in the price of fuel could lead to higher amounts of receivables or payables we fund, thereby increasing the risk of and our exposure to a failure to pay by our counterparty. See Item 1A - Risk Factors - “If we fail to adequately assess and monitor credit risks posed by our counterparties or there is fraudulent use of our payment cards or systems, we could experience an increase in credit loss and other adverse effects.”
In addition to its impact on the price of fuel, the market demand for and supply of fuel and other vehicle products and services may affect the number of transactions or the volume of fuel sold. Fewer gallons sold equates to a lesser purchase price of fuel on which our negotiated percentage revenue is determined. Another of our revenue streams comes from a flat fee derived from a fuel purchase transaction. Accordingly, in a soft fuel demand environment, which could be caused by a number of factors, including higher prices and domestic and global economic conditions, fewer transactions will occur resulting in less revenue to us. The factors that affect the demand for and supply of fuel are beyond our control and include general local, regional, or worldwide economic conditions, the implementation of fuel efficiency standards, legislation and regulation of greenhouse gases, and the development by vehicle manufacturers and adoption by our fleet customers and others of vehicles with greater fuel efficiency, or alternative fuel sources, such as electric, hydrogen, or natural gas powered vehicles, including hybrid vehicles, among other factors. Although alternative fuel vehicles currently make up a small fraction of overall vehicle sales, and the effectiveness of certain alternative fuels usage with various vehicle types is still being developed, there is a trend, which we expect to continue, toward the adoption of alternative fuel vehicles, particularly electric vehicles, by fleets. This trend in forecasted uptake in the usage of electric vehicles, while noticeable in North America, is more pronounced in Europe. Therefore, the continued adoption of alternative fuel vehicles by our customers or others, an increase in the speed at which such adoption occurs, or any material expansion in the usage of alternative fuel vehicles to heavier duty vehicles such as over-the-road trucks, could adversely affect our revenues through reduced fossil fuel demand. Moreover, at present, there is a continued trend toward increased vehicle hybridization and increased fuel efficiency of ICE vehicles that may have a negative impact on the amount of fossil fuel sold and, therefore, our revenues. On the supply side, disruptions to supply caused by factors such as geopolitical issues, war (such as the ongoing conflict between Russia and Ukraine), weather, climate change, infrastructure, labor shortages, or economic conditions could also affect the amount of fuel purchased by our customers. To the extent that our customers require, or have access to, less fossil fuel, that decline in purchase volume or transactions could reduce our revenues, or any growth in our revenues, and have a material adverse effect on our business, financial condition and operating results. In addition, if we are unable to develop products and introduce them to the market to service the trend toward alternative fuel vehicles, then we may not be able to replace a decrease in revenue caused by any decrease in fossil fuel volume, which could have a material adverse effect on our business, financial condition and operating results. For further information on how legislation and regulation of greenhouse gases could affect our business and in particular result in the decrease of the volume of fossil fuels sold, see Item 1A - Risk Factors “Legislation and regulation of, and private business actions related to, greenhouse gases (“GHG”) and related divestment and other efforts could adversely affect our business.”
If we fail to comply with the applicable requirements of Mastercard or Visa, they could seek to fine us, suspend us or terminate our registrations. We process transactions through the Mastercard and Visa networks through WEX Bank and other licensed institutions. If any of these licensed institutions stop or are unable to provide these services to us, we would need to find other appropriate institutions to provide such services.
A significant source of revenue in our Travel and Corporate Solutions segment and Health and Employee Benefit Solutions segment, and a small but increasing source of revenue in our Fleet Solutions segment, comes from processing transactions through the Mastercard and Visa networks. Licensing with the Mastercard and Visa schemes is achieved through WEX Bank and its regulated subsidiaries, our regulated and other subsidiaries in Singapore, Japan and Australia, and our Dutch, UK, and Irish licensed e-money institutions. In the case of the Health and Employee Benefit Solutions segment, the scheme license is held by a third party sponsor bank. We may from time to time establish additional licensed e-money institutions, regulated subsidiaries or other subsidiaries to license with the Mastercard and Visa schemes as necessary. If our licensed, regulated or other subsidiaries or our third party sponsor bank should stop providing, or are otherwise unable to provide, services, for any reason, or, in the case of our third party sponsor bank, determine to provide sponsorship on materially less favorable terms, we would need to find other appropriate institutions to provide those services in the applicable jurisdictions.
In addition, Mastercard and Visa routinely update and modify their requirements. Changes in the requirements may make it significantly more expensive for us to maintain compliance with our license conditions. In addition we have agreed to deliver a certain percentage of our transaction volume in certain of our business areas to certain networks. If we do not comply with Mastercard’s or Visa’s requirements, as the case may be, we could face fines, additional fees, suspensions or termination of registration. Any suspension of a license could limit or eliminate our ability to provide Mastercard or Visa payment processing services in a given jurisdiction, which would materially affect our operations and revenues. Further, the termination of a registration, or any changes in the payment network rules that would impair a registration, could require us to stop providing Mastercard or Visa payment processing services in the applicable jurisdictions. If we are unable to find a replacement financial institution to provide sponsorship, we may no longer be able to provide such payment processing services to affected customers, which would materially affect our operations and have a material adverse effect on our business, financial condition and operating results.
A decline in general economic conditions, and in particular, a decline in demand for fuel, travel related services or health care services, and other business related products and services would adversely affect our business, operating results and financial condition.
Our business and operating results are materially affected by general conditions in the economy, both in the U.S. and internationally. We generate a substantial part of our revenue based on the volume of purchase and other transactions we process. Our transaction volume is correlated with general economic conditions and the amount of business activity in the economies in which we operate, particularly in the U.S., Europe, the United Kingdom, Asia, Australia, and New Zealand. Downturns in these economies are generally characterized by reduced commercial activity and, consequently, reduced demand and use of fuel, travel related services, health care services, CDH accounts, and other business related products and services by our customers or partners and our customers' or partners' customers. The commercial payments industry in general, and our commercial payment solutions business specifically, depend heavily upon the overall level of spending. Unfavorable changes in economic conditions, which are typically beyond our control and include declining consumer confidence, increasing unemployment, a restructured workforce and business patterns, inflation, recession, changes in the political climate, war (including the conflict between Russia and Ukraine) or other changes, may lead to a reduction or plateau in spending by those whose spending directly or indirectly contributes to our revenues, resulting in reduced or stagnant demand for, or use of, our products and services. As a result, a sustained decline in general economic conditions in the U.S. or internationally could have a material adverse effect on our business, financial condition, and operating results.
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
In addition, effective July 1, 2022, WEX Bank will become subject to the caps on debit card interchange fees set forth in the Durbin Amendment to the Dodd-Frank Act. Although WEX Bank’s debit card products are a minimal part of its business at present, the applicability of the Durbin Amendment interchange fee caps may limit the viability or profitability of any prepaid or debit scheme product WEX may want to develop in the future.
If we fail to adequately assess and monitor credit risks posed by our counterparties or there is fraudulent use of our payment cards or systems, we could experience an increase in credit loss and other adverse effects.
We are subject to credit risks posed by our counterparties, many of which are small-to mid-sized businesses. Because we often fund a counterparty’s entire receivable or payable, as the case may be, while our revenue is generated from only a small percentage of that amount, our risk of loss is amplified by a counterparty’s failure to pay. Although we use various formulas and models to screen potential counterparties and establish appropriate credit limits, these formulas and models cannot eliminate all potential credit risks and may not prevent us from approving applications that are fraudulently completed. Moreover, businesses that are good credit risks at the time of application may deteriorate over time and we may fail to detect such changes. In addition, changes to our policies on the types and profiles of businesses to which we extend credit could also have an adverse impact on our credit losses. In times of economic slowdown, the number of our counterparties who default on payments owed to us tends to increase. Inflationary market conditions and rising interest rates may also have an effect on the amount of receivables or payables we fund and our counterparty’s ability to pay. Accordingly, if we fail to adequately manage our credit risks, or if economic conditions affect the businesses of our counterparties or of their customers, credit defaults could increase and our provision for credit losses on the income statement could be significantly higher, all of which could have a material adverse effect on our business, financial condition and operating results.

When we fund transactions with counterparties, we may also bear the risk of substantial losses due to fraudulent use of our payment cards or payment systems. We are also subject to risk from fraudulent acts of employees or contractors. Although we maintain insurance for certain types of losses, the coverage may be insufficient or limited and may not fully protect against those losses. Additionally, criminals use sophisticated illegal activities to target us, including “skimming”, counterfeit cards and accounts, and identity theft. A single, significant incident or a series of incidents of fraud or theft could lead to, among other things, increased overall levels of fraud; direct financial losses as a result of fraudulent activity; reputational harm; decreased desirability of our services; greater regulation; increased compliance costs; the imposition of regulatory sanctions; or significant monetary fines. Accordingly, if material fraud, as described above or otherwise, were to occur, the result could be a material adverse effect on our business, financial condition and operating results.
Our failure to effectively implement new technology could jeopardize our competitive position.
As a global commerce platform, we must constantly adapt and respond to the technological advances offered by our competitors and the requirements of our partners, customers, and potential partners and customers, including those related to the Internet and the cloud, in order to maintain and improve upon our competitive position. We may not be able to expand our technological capabilities and service offerings as rapidly as our competitors, or at all, which could jeopardize our competitive position.
We operate in a highly competitive business environment. Such competition could adversely affect the fees we receive, our revenues and margins, and our ability to gain, maintain, or expand customer relationships, all on favorable terms.
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
Our services are currently focused on the fleet, travel, corporate payments, and health businesses. Some of our competitors are larger than we are and have successfully garnered significant share in these businesses. To the extent that our competitors are regarded as leaders in specific businesses, they may have an advantage over us as we attempt to further penetrate these businesses.

We also face increased competition in our efforts to enter into new customer agreements or strategic relationships, renew or maintain existing agreements or relationships on similar or favorable terms, and grow volumes under existing relationships on favorable terms. For example, the termination of agreements with major oil companies, fuel retailers, and truck stop merchants, would reduce the number of locations where our payment processing services are accepted. As a result, we could lose our competitive advantage and our operating results could be adversely affected. While we regularly monitor these relationships, there can be no guarantee that we will be able to maintain them in the future. In addition, we are also subject to risks as a result of changes in business habits of our vendors and customers as they adjust to the competitive marketplace. Because many of our standing arrangements and agreements with customers or other partners contain no minimum purchase, sale or volume obligations and may be terminable by either party upon no or relatively short notice, customers or other partners may not be required to use the services that we provide to a specific degree or at all, even though we are under contract with them. Accordingly, we are subject to significant risks associated with the loss or change in the business habits and financial condition of these key constituencies as they consider changes in the market or different or less expensive services from competitors or otherwise.
As set forth above, the competitive landscape in which we operate could affect our revenues and margins and have a material adverse effect on our business, financial condition, and operating results.
Our ability to attract, motivate, and retain qualified employees is critical to our success and the failure to do so may materially adversely affect our performance.
We believe our employees, including our executive leadership team, are our most important resource. The market for workers and leaders of all skill levels in the workplace today, but especially in fintech, technology and other specialized areas, and in the geographic areas in which our operations are centralized, is intensely competitive. We may be unable to attract highly qualified and diverse employees as we grow, retain the individuals we employ, or, as the workplace undergoes a structural shift largely due to the pandemic, to attract other highly qualified and diverse employees, particularly if we do not offer employment terms, benefits and conditions that are competitive with the rest of the labor market, which has become more expensive as the competitive nature of the labor market has and will likely continue to drive up labor costs. Failure to attract, hire, develop, motivate, and retain highly qualified and diverse employee talent; to meet our goals related to fostering an inclusive and diverse culture; to make successful hires to fill our leadership ranks and other positions; to maintain a corporate culture that fosters innovation, collaboration and inclusion; or to design and successfully implement flexible work models that meet the expectations of today’s employees and prospective employees, could disrupt our operations and adversely affect our business and our future success. These challenges may be further amplified by the ongoing pandemic and its potential resulting requirements, such as prescribed vaccinations or other policies.
Legislation and regulation of, and private business actions related to, greenhouse gases (“GHG”) and related divestment and other efforts could adversely affect our business.
We are aware of the increasing focus of local, state, regional, national and international regulatory bodies on GHG emissions and climate change issues. Legislation to regulate GHG emissions has periodically been introduced in the U.S. Congress, and there has been a wide-ranging policy debate, both in the U.S. and internationally, regarding the impact of these gases and possible means for their regulation. The Biden Administration has made climate change and the limitation of GHG emissions one of its initial and primary objectives. For example, in January 2021, U.S. President Biden signed a number of executive orders with respect to GHGs, including one recommitting the United States to the Paris Agreement, pursuant to which nearly 200 nations have committed to reduce global emissions. Several states and geographic regions in the U.S. have adopted legislation and regulations to reduce emissions of GHGs. Additional legislation or regulation by these states and regions, the U.S. Environmental Protection Agency, and/or any international agreements to which the U.S. may become a party, that control or limit GHG emissions or otherwise seek to address climate change could adversely affect our partners’ and our merchants’ operations. Finally, private businesses, including vehicle manufacturers, are increasingly taking proactive steps to control or limit GHG emissions, including by producing vehicles that operate fully using alternative fuels or hybrid electric vehicles. Many auto and truck manufacturers have announced plans to electrify large portions of their fleet over the next decade and the trend toward use of hybrid electric vehicles continues to grow. Because our business is currently heavily reliant on the level of fossil fuels purchased and sold, existing or future laws or regulations or business actions related to GHGs and climate change, including incentives to conserve energy or use alternative energy sources, could have a negative impact on our business if any of the same serve to reduce demand for fossil fuels and we do not or are unable to develop products or relationships to adapt to such potential events. For further information on how the increase in usage of alternative fuels in vehicles affects our business, please see Item 1A - Risk Factors - “A significant portion of our revenues is related to the dollar amount of fuel purchased by or through our customers and from our fuel retailer partners, and, as a result, a reduction in the demand for fuel and other vehicle products and services and/or volatility in fuel prices could have a material adverse effect on our revenues and financial condition.”
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
In evaluating and determining the purchase price for a prospective acquisition, we estimate, among other things, the future revenues and profits from that acquisition based largely on historical financial performance as well as any synergies that we believe we may benefit from as a result of the acquisition. Following an acquisition, we may not operate the acquired business as successfully as it was previously operated, or adequately address all of the risks uncovered during the due diligence process. We may also experience some attrition in the number of clients serviced by the acquired business, causing us to not achieve the forecasted revenues and profits from an acquisition or to not achieve the level of synergies that we anticipated when entering into an acquisition. Moreover, although we perform a due diligence review of each of our acquisition partners, this review may not adequately uncover all of the contingent, undisclosed, or previously unknown liabilities or risks we may incur as a consequence of the acquisition, exposing us to potentially significant, unanticipated costs, as well as potential impairment charges. An acquisition may also subject us to additional regulatory burdens that may significantly affect our business in unanticipated and negative ways.
Further, an acquisition may affect our financial condition in that it may require us to incur other charges, such as severance expenses, restructuring charges or change of control payments, and substantial debt or other liabilities. An acquisition may also cause adverse tax consequences, substantial depreciation and amortization or deferred compensation charges, goodwill and other intangible assets, may include substantial contingent consideration payments or other compensation that could reduce our earnings during the quarter in which incurred, or may not generate sufficient financial return to offset acquisition costs. These expenses, charges or payments, as well as the initial costs of integrating the personnel and facilities of an acquired business with those of our existing operations, may adversely affect our operating results.
In addition, the process of integrating and operating any acquired business, technology, service or product requires significant management attention and resources and integration may take longer than desired. If we fail to timely or effectively integrate an acquired business, its technology or other assets, this failure may lead to us not achieving certain or all of the desired benefits of the acquisition or may otherwise expose us to any shortcomings or risks of the acquired business, its technology systems or assets prior to their integration into our established systems. Thus, the integration may divert significant management attention from our ongoing business operations and could lead to a disruption of our ongoing business or inconsistencies in our services, standards, controls, procedures and policies, any of which could affect our ability to achieve the anticipated benefits of an acquisition or otherwise adversely affect our business and financial results.
We may not be able to successfully execute our strategy of growth through acquisitions.
We have been an active acquirer of assets and businesses, and, as part of our growth strategy, we expect to seek to continue to acquire businesses, commercial account portfolios and other assets in the future. We have substantially expanded our overall business, operating segments, customer base, headcount and operations through acquisitions. Our future growth and profitability depend, in part, upon our continued successful expansion within the business segments in which we currently operate. As part of our strategy to expand, we look for acquisition opportunities and partnerships with other businesses that will allow us to increase our market penetration, technological capabilities, product offerings and distribution capabilities.

Any or all of the following risks could adversely affect our growth strategy, including that:

•we may not be able to identify suitable acquisition candidates or acquire additional assets or businesses on favorable terms;

•we may compete with others to acquire assets or businesses, which competition may increase, and any level of competition could result in decreased availability or increased prices for acquisition candidates;

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
In addition to our operations in the United States, we conduct operations and use contractors and vendors internationally in many foreign countries. In addition, we are subject to risks from operating internationally, some of which we may not typically encounter in the United States, including:
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
•political, social, and economic instability and war; and
•local labor conditions and regulations.
We cannot assure you that our investments, businesses, or operations (including through third parties) outside the United States will produce desired levels of revenue or costs or that they will not be disrupted or affected by one or more of the factors listed above. Any further expansion of our international operations could impose substantial burdens on our resources, divert management’s attention from U.S. operations and otherwise harm our business.
Fluctuations in foreign currency exchange rates could affect our financial results.
We earn revenues, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar. Such currencies include, but are not limited to, the Australian dollar, the Canadian dollar, the Euro, British Pound sterling, the Singapore dollar, and the New Zealand dollar. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues, income and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Realized and unrealized gains and losses on foreign currency transactions as well as the re-measurement of our cash, receivable and payable balances that are denominated in foreign currencies, are recorded directly in the consolidated statements of operation. Therefore, increases or decreases in the value of the U.S. dollar against other major currencies that we use to conduct our business will affect our revenues, net income and the value of balance sheet items denominated in those currencies. Volatility in foreign currency exchange rates, particularly fluctuations in the U.S. dollar against other currencies, could have a material adverse effect on our business, financial condition, and operating results.
The United Kingdom’s departure from the EU, or Brexit, and the resulting Trade Agreement could adversely affect us.

The uncertainty with respect to the ultimate effect on the U.K.’s legal, political and economic relationship with the EU as a result of its departure from the EU, known as Brexit, and the subsequent Trade and Cooperation Agreement (the “Trade Agreement”) reached between the EU and the UK, could contribute to instability in global financial and foreign exchange markets, including volatility in the value of the British Pound Sterling and Euro, which in turn could adversely affect us or our customers and companies that do business with us. Such uncertainties could also trigger a general deterioration in credit conditions, a downturn in consumer sentiment and overall negative economic growth. Any of these scenarios could have an adverse effect on our business or on our customers.

The long-term effects of Brexit will depend on the effects and implementation of the Trade Agreement. A withdrawal from the EU, such as Brexit, is unprecedented, and it currently remains unclear how the implementation of the Trade Agreement and the U.K.’s access to the European single market for goods, capital, services and labor within the EU and the wider commercial, legal and regulatory environment, will impact our U.K. operations. Since its implementation toward the beginning of 2021 we have not been materially affected by the Trade Agreement, however we cannot be certain that will continue to be the case.

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
These and other factors related to Brexit and the Trade Agreement could, individually or in the aggregate, have a material adverse impact on our business, financial condition, and results of operations
As a non-bank custodian WEX Inc. is subject to regulation and noncompliance could render it unable to maintain its non-bank custodian status.
As of December 31, 2021, WEX Inc. is the passive non-bank custodian, under designation by the U.S. Department of the Treasury, of approximately $3.82 billion of custodial assets for individual HSA holders. WEX Inc. has contracted with federally insured bank depository partners, one of which is its wholly-owned subsidiary, WEX Bank, to hold custodial cash assets from approximately 1.8 million HSA accounts.
As a non-bank custodian, WEX Inc. is required to comply with the provisions of Treasury Regulations Section 1.408-2(e) (the “Treasury Regulations”), including the net worth and administration of fiduciary duties requirements, among other requirements. If WEX Inc. should fail to comply with the Treasury Regulations, including the net worth and administration of fiduciary duties requirements, such failure would materially and adversely affect its ability to maintain its current custodial accounts and to grow by adding additional custodial accounts, and it could result in the institution of procedures for the revocation of its authorization to operate as a non-bank custodian, any or all of which could materially adversely affect our business, financial condition, or results of operations.
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

If we determine the fair value of the reporting units is less than their carrying value as a result of the annual or interim goodwill tests, or the carrying value of our definite-lived intangible asset exceeds the undiscounted cash flows generated from the use of the asset, an impairment loss may be recognized. Any such write-down would adversely affect our results of operations. While we currently believe that the fair values of our reporting units exceed their respective carrying values and that our goodwill will contribute indefinitely to the cash flows of the Company, materially different assumptions regarding future performance of our reporting units and the weighted-average cost of capital used in the annual valuation could result in impairment losses. In addition, while we believe that the expected future cash flows to the Company resulting from the use of our definite-lived intangible assets exceeds the carrying value of such assets, material changes in business strategy, customer attrition in excess of expectations, and technological obsolescence could result in impairment losses and/or an acceleration of amortization expense.
Unpredictable events, including natural catastrophes or public health crises, dangerous weather conditions, technology failure, political unrest, war, and terrorist attacks in the locations in which we or our customers operate, or elsewhere, may adversely affect our ability to conduct business and could impact our financial condition and operating results.
In addition to public health crises, such as the COVID-19 global pandemic, other unpredictable events, such as political unrest, war, including the conflict between Russia and Ukraine, terrorist attacks, power failures, natural disasters (such as wildfires or hurricanes) and severe weather, including conditions arising from climate change could interrupt our operations by causing disruptions in global markets, economic conditions, fuel supply or demand, travel and tourism, and the use of health care services. Such events could also trigger large-scale technology failures, delays, or security lapses. Such events, if continuing or significant, could affect our revenues by reducing the demand for our products and services, by limiting our ability to provide our services or by resulting in security or other issues to our technology systems and the information contained therein. As a result, such events could cause a material adverse effect on our business, financial condition, and operating results.
The recent Russian military invasion into Ukraine, and the resulting sanctions imposed on Russia by the U.S. and certain other countries, could damage or disrupt international commerce and the global economy and significantly affect worldwide fuel prices and supply, the spreads on fuel transactions, the global demand for travel and the financial health of our customers. These effects could cause a material adverse effect on our business, financial condition and operating results.
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
Revenue from our European Fleet business is primarily derived from transactions in which our revenue is tied to the difference between the negotiated price of the fuel from the supplier and the price charged to the fleet customer. The merchant’s cost of fuel and the amount we charge to our fleet customer for fuel are dependent on several factors including, among others, the factors described elsewhere in this Item 1A, “Risk Factors” affecting fuel prices. We experience fuel price related revenue contraction when the merchant’s cost of fuel increases at a faster rate than the fuel price we charge to our fleet customers, or the fuel price we charge to our fleet customers decreases at a faster rate than the merchant’s cost of fuel. If the foregoing scenarios exist or persist we would generate less revenue, which could have a material adverse effect on our business, financial condition and operating results.
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
Risks related to WEX Bank
The loss or suspension of WEX Bank's industrial loan charter or changes in applicable regulatory requirements could be disruptive to certain of our operations, increase costs and increase competition.
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
WEX Bank operates under a uniform set of state lending laws, and its operations are subject to extensive state and federal regulation. The bank’s primary regulators are the Utah DFI and the FDIC. Continued licensing and federal deposit insurance are subject to ongoing satisfaction of compliance and safety and soundness requirements. Adverse changes to its ILC could impact WEX Bank's ability to operate and/or attract funds or limit our ability to provide competitive offerings to our customers. If industrial loan charters were eliminated or if changes to such charters limited or effectively prohibited us from operating as we currently operate, without our operations being “grandfathered”, we would either need to outsource our credit support activities or perform these activities ourselves, which would subject us to the credit laws of each individual state in which we conduct business. Furthermore, we could not be a Mastercard and/or Visa issuer and would have to work with another financial institution to issue the product or otherwise sell the portfolio. Any such changes would be disruptive to our operations and could result in significant incremental costs and reduce or eliminate any perceived or actual competitive advantage, resulting in a material adverse effect on our business, financial condition and operating results. In addition, changes in the bank regulatory environment, including the implementation of new or varying measures or interpretations by the State of Utah or the federal government, may significantly affect or restrict the manner in which we conduct business in the future, could subject us to greater regulatory oversight requirements or could create a default under our Amended and Restated Credit Agreement.
WEX Bank is subject to extensive supervision and regulation that could restrict our activities and impose financial requirements or limitations on the conduct of our business and limit our ability to generate income.
WEX Bank is subject to extensive federal and state regulation and supervision, including that of the FDIC, the CFPB, and the Utah DFI. Banking regulations are primarily intended to protect depositors, depositors’ funds, federal deposit insurance funds and the banking system as a whole, not shareholders or noteholders. These regulations affect our payment operations, capital structure, investment practices, dividend policy, and growth, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, damages, civil money penalties or reputational damage, which could have a material adverse effect on our business, financial condition and operating results. While we have policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. The U.S. Congress, federal regulatory agencies and state legislatures and regulatory agencies frequently revise banking and securities laws, regulations and policies. We cannot predict whether, or in what form, any other proposed regulations or statutes will be adopted or the extent to which our business may be affected by any new regulation or statute. Such changes could subject our business to additional costs, limit the types of financial services and products we may offer and increase the ability of non-banks to offer competing services and products, among other things.
Volatility or adverse conditions in the economy or credit or other financial markets may negatively impact WEX Bank’s ability to attract and retain deposits.
Volatility or adverse conditions in the economy or credit or other financial markets may limit WEX Bank’s ability to attract and retain deposits at a time when it would like or need to do so. Currently there are a limited number of industrial banks. Recently, other entities have received ILCs and have begun operating industrial banks and several more have applied for an ILC. If our competitors acquire an ILC and begin to operate an industrial bank, this could increase other entities’ access to these lower cost deposits. In addition, a significant credit rating downgrade, material capital market disruptions, or significant withdrawals by depositors at WEX Bank, among other things, could impact our ability to maintain adequate liquidity and impact our ability to provide competitive offerings to our customers. Further, any such limitation on the availability of deposits to WEX Bank could have an impact on our ability to fund our customers' purchases, which could have a material adverse effect on the Company's business, financial condition, and operating results.
In an environment of increasing interest rates and changes in the deposit market, WEX Bank’s cost of capital would increase.
WEX Bank uses collectively brokered and non-brokered deposits, including certificates of deposit and interest-bearing money-market deposits, to finance its operations, which primarily involves financing payments on behalf of our customers. Certificates of deposit carry fixed interest rates from issuance to maturity, which vary and are relatively short term in duration. The interest-bearing money market deposits are issued at both fixed and variable rates. Upon maturity, the deposits will likely be replaced by issuing new deposits to the extent that they are needed. In a rising interest rate environment, WEX Bank would not be able to replace maturing deposits with deposits that carry the same or lower interest rates. Therefore, rising interest rates would result in reduced net income to the extent that certificates of deposit and interest-bearing money market deposits mature and are replaced with deposits that carry higher interest rates and we are otherwise unable to increase the fees we otherwise receive under contracts. Rising interest rates could also therefore limit our ability to offer competitive product offerings to our customers. At December 31, 2021, WEX Bank had outstanding $566.4 million in contractual deposits, consisting of certificates of deposit and certain money market deposits that have fixed maturity and interest rates, maturing within one year, $652.2 million in such contractual deposits maturing between one and 3.5 years, $960.0 million in HSA cash assets which have been deposited with WEX Bank by its custodian, WEX Inc., and are invested by WEX Bank in certain financial instruments, and $370.8 million in interest-bearing money market deposits, for an aggregate exposure of $2,549.5 million in deposits at WEX Bank.
WEX Bank is subject to funding risks associated with its reliance on brokered deposits.
As of December 31, 2021, the most recent FDIC exam report categorized WEX Bank as “well capitalized” under the regulatory framework for prompt corrective action. Under applicable regulations, however, if WEX Bank were to be no longer categorized as “well capitalized” under such framework, it would not be able to finance its operations through the acceptance of brokered deposits without the approval of the FDIC and/or could be subject to rate cap on the deposits. WEX Bank’s inability to accept brokered deposits, or a loss of a significant amount of its brokered deposits, could adversely affect its liquidity and therefore its ability to support and fund the Company's operations it currently supports and funds. Additionally, such circumstances could require WEX Bank to raise deposit rates in an attempt to attract new deposits, or to obtain funds through other sources at higher rates, which would affect the Company's ability to offer competitive products to our customers in our segments served by WEX Bank and would have a material adverse effect on our business, financial condition, and operating results.
WEX Bank is subject to regulatory capital requirements that may require us to make capital contributions to WEX Bank and that may restrict WEX Bank's ability to make cash available to us.
WEX Bank must maintain minimum amounts of regulatory capital. If WEX Bank does not meet these capital requirements, its regulators have broad discretion to institute a number of corrective actions that could have a direct material effect on our financial condition. WEX Bank, as an institution insured by the FDIC, must maintain certain capital ratios, paid-in capital minimums and adequate allowances for loan losses. Under the Dodd-Frank Act, we are also required to serve as a source of financial strength for WEX Bank. If WEX Bank were to fail to meet any of the capital requirements to which it is subject, or if required under Dodd-Frank’s source of strength requirements, we may be forced to provide WEX Bank with additional capital, which could impair our ability to service our indebtedness or may not be permitted under the terms of our Amended and Restated Credit Agreement.
In addition, substantially all of the transactions of, and therefore the revenues derived from, the U.S. and Canadian operations of our Fleet Solutions segment and the global operations of our Travel and Corporate Solutions segment flow through WEX Bank. Due to the applicable regulatory regime, WEX Bank is limited in the ways it can transfer its cash or other assets to WEX Inc. One of the primary methods by which funds are transferred to WEX Inc. is through the payment of a dividend by WEX Bank to us. However, WEX Bank is subject to various regulatory requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums. Further, a banking regulator may determine that the payment of dividends would be inappropriate and could impose other conditions on the payment of dividends or even prohibit their payment. Accordingly, WEX Bank may be unable to make any, or may only be able to make limited amounts, of its cash or other assets available to us, which could affect our ability to service our indebtedness, make acquisitions, enhance product offerings, or fund corporate needs, among other things, any of which could have a material adverse effect on our business, operations, or financial condition.

If WEX Bank fails to meet certain criteria, we may become subject to regulation under the Bank Holding Company Act, which could force us to divest WEX Bank or cease all of our non-banking activities, which could have an adverse effect on our revenue and business or could create a default under our Amended and Restated Credit Agreement.
WEX Bank currently meets the criteria for exemption of an industrial bank from the definition of “bank” under the Bank Holding Company Act. Elimination of this exemption or WEX Bank’s failure to qualify for this exemption in the future would cause us to become subject to regulation under the Bank Holding Company Act. This would require us to divest WEX Bank or become a Bank Holding Company and to possibly cease certain non-banking activities which may be impermissible for a Bank Holding Company and could create a default under our Amended and Restated Credit Agreement. Failure to qualify for or the elimination of this exemption could thus have an adverse effect on our revenue and business.
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
In addition to the risk that we fail to adequately assess and monitor credit risks posed by our counterparties and the risk that volatility or adverse conditions in the economy or credit or other financial markets may negatively impact us, the value of WEX Bank’s investment of custodial cash assets in securities and other financial instruments can be materially affected by market fluctuations, which could affect our business, financial position or results of operations.
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

At December 31, 2021, we had approximately $2.9 billion of debt outstanding, net of unamortized debt issuance costs and debt discount, including $155.8 million in current liabilities. Such amounts outstanding include obligations under (i) our Convertible Notes, (ii) our Amended and Restated Credit Agreement, which consists of a tranche A term loan facility, a tranche B term loan facility, and a secured revolving credit facility, and (iii) our securitized and participation debt. In addition to our outstanding debt, as of December 31, 2021, we had outstanding letters of credit of $51.4 million issued under the Amended and Restated Credit Agreement. We have additional indebtedness in the form of deposits held by WEX Bank and other liabilities outstanding.

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

We may also incur substantial additional indebtedness in the future. The Convertible Notes were issued in July 2020, and consist of $310.0 million in initial aggregate principal amount in notes to an affiliate of Warburg Pincus LLC (together with its affiliated entities, “Warburg Pincus”) in a private placement. Under the terms of the Convertible Notes, we may elect to satisfy our bi-annual interest payment obligations through the payment of interest in cash or by increasing the principal amount of the Convertible Notes by an amount equal to any interest we elect to satisfy in kind. As a result, the outstanding principal amount of the Convertible Notes may increase over time. Although, as of the date of this filing, the Company has met its interest payment obligations through the payment of cash, there can be no assurance we will continue to do so in the future. Finally, we had $758.8 million of available borrowing capacity remaining under the revolving credit facility of the Amended and Restated Credit Agreement as of December 31, 2021. We are also permitted under our credit facilities to incur additional indebtedness, subject to specified limitations, including compliance with covenants contained in our Amended and Restated Credit Agreement. If new debt is incurred under any circumstance, the associated risks faced by the Company, such as those set forth above, could intensify.

Furthermore, the Convertible Notes are convertible by their holders at any time prior to maturity, or earlier redemption or repurchase, based upon an initial conversion price of $200 per share of the Company’s common stock. We may settle conversions of Convertible Notes, at our election, in cash, shares of our common stock, or a combination of cash and shares of common stock. If we are unable, or it is undesirable, due to market or other conditions, to issue shares of common stock to satisfy a conversion request, then we will be required to settle the conversion in cash, which could reduce our cash position to a point that would materially adversely affect our business, operations, and financial condition. Moreover, if we are unable to meet any of our principal, interest, or other payment or settlement obligations under any of our debt agreements, we could be forced to restructure or refinance our obligations, seek additional equity financing or sell assets, which we may not be able to do on satisfactory terms or at all. Our default on any of our debt agreements could have a material adverse effect on our business, financial condition and results of operations.
In addition, the Amended and Restated Credit Agreement requires that we meet certain financial covenants, including a consolidated EBITDA to consolidated interest charge coverage ratio and a consolidated leverage ratio, as described in Item 8, Note 16, Financing and Other Debt, Debt Covenants. The Amended and Restated Credit Agreement also contains various affirmative and negative covenants that, subject to certain customary exceptions, restrict our ability to, among other things, create liens over our property, incur additional indebtedness, enter into sale and lease-back transactions, make loans, advances or other investments, make non-ordinary course asset sales, declare or pay dividends or make other distributions with respect to equity interests, change the nature of our business, enter into certain agreements which restrict our ability to pay dividends or other distributions or create liens on our property, transact business with affiliates and/or merge or consolidate with any other person.
Our ability to comply with these provisions may be affected by events beyond our control, including prevailing economic, financial, and industry conditions. Failure to comply with the financial covenants or any other non-financial or restrictive covenants in our Amended and Restated Credit Agreement, for any reason, could create a default. Upon a default, our lenders could accelerate the indebtedness under the facilities (except only the requisite lenders under the revolving credit facility and the tranche A term loan facility may accelerate the revolving credit facility due to a breach of the financial covenants), foreclose against their collateral or seek other remedies, which could trigger a default under the Convertible Notes and would jeopardize our ability to continue our current operations. The Convertible Notes also contain customary negative and affirmative covenants, including, without limitation, certain covenants placing certain limitations on our ability to incur additional debt, and events of default that if breached could allow the requisite noteholders to accelerate the maturity of the

Convertible Notes, and to exercise their rights and remedies under the Convertible Notes, and could also trigger a cross-default under the Amended and Restated Credit Agreement.
Fluctuations in interest rates could materially affect the interest expense on our Amended and Restated Credit Agreement and an other contingent payment.
Because a significant portion of our debt under the Amended and Restated Credit Agreement bears interest at variable rates, increases in interest rates could materially increase our interest expense. Under our Amended and Restated Credit Agreement, we had $2.5 billion of indebtedness outstanding at December 31, 2021, of which approximately 26 percent was at variable interest rates for which we had not entered into interest rate swap agreements to fix the future interest payments and reduce interest rate volatility. An increase in interest rates would increase the cost of borrowing under that portion of our Amended and Restated Credit Agreement. As of December 31, 2021, outstanding interest rate swap contracts are intended to fix the future interest payments associated with $1.9 billion of the $2.5 billion of outstanding borrowings under the Amended and Restated Credit Agreement. However, these swap agreements expire at various points prior to the maturity of the Amended and Restated Credit Agreement, including $300 million of swap agreements which expire on December 31, 2022, which we may not be able to effectively replace. If we are able to enter into new swap agreements, such agreements might fix a portion of our interest payments at a rate higher than the expired swaps. Moreover, any swaps we enter into may not be effectively mitigate the risk of increasing interest rates.
Our Amended and Restated Credit Agreement uses LIBOR as a reference rate for our term loans and revolving credit facility, such that the interest due pursuant to such loans may be calculated using LIBOR (subject to a stated minimum value). On July 17, 2017, the United Kingdom’s Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that it intended to stop encouraging or compelling banks to submit rates for the calibration of LIBOR by the end of 2021. On November 30, 2020, ICE Benchmark Administration, the administrator of LIBOR, with the support of the United States Federal Reserve and the FCA, announced that it planned to consult on ceasing publication of LIBOR on December 31, 2021 for only the one week and two month LIBOR tenors (for which publication has now ceased), and on June 30, 2023 for all other LIBOR tenors, including the LIBOR tenors that we use. While this announcement extends the transition period to June 2023, including with respect to the LIBOR tenors that we use, the United States Federal Reserve concurrently issued a statement advising banks to stop new LIBOR issuances by the end of 2021. In light of these recent announcements, the future of LIBOR at this time is uncertain and any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR's phaseout could cause LIBOR to perform differently than in the past or cease to exist. In June 2017, the Alternative Reference Rates Committee selected the Secured Overnight Financing Rate (“SOFR”), a new index calculated by reference to short-term repurchase agreements backed by Treasury securities, as its preferred replacement for U.S. dollar LIBOR. Whether or not SOFR attains market acceptance as a LIBOR replacement tool remains in question. As such, the future of LIBOR and the potential alternatives at this time are uncertain. If the method for calculation of LIBOR changes, if LIBOR is no longer available after June 2023 or if lenders have increased costs due to the phase-out of LIBOR or changes in law, we may suffer from potential increases in interest rate costs on our floating debt rate and our hedging arrangements may not perform as expected.
Since the above announcements, the Company has taken steps to identify and assess the potential impact of the prospective cessation of LIBOR publication. Some of the Company’s financial instruments have been moved to reference rates other than LIBOR. However, as of December 31, 2021, approximately $1.1 billion in notional value of our swap agreements and the approximately $2.5 billion outstanding under our Amended and Restated Credit Agreement use LIBOR tenors for which publication ceases in June 2023. As such, our Amended and Restated Credit Agreement, which was executed in 2021, as well as the affected swap agreements, contain provisions that provide for the transition of the reference rate from LIBOR to SOFR under certain circumstances. However, as stated above there is no guarantee that SOFR attains market acceptance. Accordingly, we may need to renegotiate our Amended and Restated Credit Agreement and the variable rate loans thereunder, and/or our swap agreements, if SOFR does not obtain market acceptance and/or if other LIBOR alternatives are established, which may have the adverse effects set forth above.
In addition, the purchase agreement by which WEX Inc. purchased certain contractual rights to serve as custodian or sub-custodian to certain HSAs from HealthcareBank includes certain potential additional consideration payable annually that is calculated on a quarterly basis and is contingent, and based, upon any future increases in the Federal Funds rate. Accordingly, if the Federal Funds rate increases, we may owe the seller under this agreement an amounts equalling up to $225 million. For more information, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Liquidity - Asset Acquisition and HSA Investments.
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
Risks Related to Regulation
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
We also conduct business with other highly regulated businesses such as banks, payment card issuers, and health insurance providers. These industries are subject to significant potential new regulations, laws, or reforms that could negatively affect these businesses, their ability to maintain or expand their products and services, and the costs associated with doing so. These developments could also negatively impact our business
Our business is subject to a wide variety of laws, rules, regulations and government policies under the Dodd-Frank Act, which may have a significant impact on our business, results of operations and financial condition.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, was enacted into law. Since enactment, the Dodd-Frank Act has generally resulted in increased government regulation and supervision, and including in the regulation of derivatives and capital market activities. The ultimate impact of the Dodd-Frank Act continues to evolve as regulations that are intended to implement the Dodd-Frank Act are adopted and further amended, and the text of the Dodd-Frank Act is further analyzed by stakeholders and the courts. In particular, the Dodd-Frank Act establishes federal oversight and regulation of the over-the-counter derivatives market and entities that participate in that market. Derivatives regulations have added costs to our business, and any additional requirements, such as future registration requirements or increased regulation of derivative contracts, may add additional costs or may require us to change any fuel price, currency and interest rate hedging practices we may then use to comply with new regulatory requirements. Additionally, we are required to pay to the lenders under the Amended and Restated Credit Agreement, any increased costs associated with the Dodd-Frank Act and other changes in laws, rules or regulations, subject to the terms of the Amended and Restated Credit Agreement.
The Dodd-Frank Act also created the CFPB to regulate the offering of consumer financial products or services under the federal consumer financial laws. The CFPB assumed rulemaking authority under the existing federal consumer financial protection laws, and enforces those laws against and examines certain non-depository institutions and insured depository institutions with total assets greater than $10 billion and their affiliates. In addition, the CFPB was granted general authority to prevent covered persons or service providers from committing or engaging in unfair, deceptive or abusive acts or practices under federal law in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service. The CFPB is also engaged in rulemaking and regulation of the payments industry, in particular with respect to prepaid cards. The CFPB amended several aspects of its prepaid accounts rule, which became effective on April 1, 2019. The extensive nature of these types of regulations and the implementation dates for any such additional rulemaking may result in additional compliance obligations and expense for our business and our customers. The

CFPB also has broad rulemaking authority for a wide range of consumer protection laws, which it has exercised as described in Item 1 under the heading “Other Items – Regulation - United States – The Dodd Frank Act, Consumer Financial Protection Bureau, Federal Trade Commission Act, and State UDAP Laws.” It is unclear what future regulatory changes may be promulgated by the CFPB and what effect, if any, such changes would have on our business and operations.

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
WEX Inc., and its U.S. subsidiaries are also subject to the Federal Trade Commission Act and similar state laws and regulations, which prohibit unfair or deceptive acts or practices in or affecting commerce. The Federal Trade Commission Act applies to all businesses operating in the United States, and WEX Bank is subject to FDIC jurisdiction as it relates to the Federal Trade Commission Act.
Compliance with anti-money laundering laws and regulations creates additional compliance costs and reputational risk.
The applicable laws and regulations in the various jurisdictions in which WEX operates impose significant anti-money laundering compliance and due diligence obligations on the local entities, including WEX Bank, WEX Payments, Inc., WEX Europe UK Limited, Optal Financial Europe Limited, Optal Financial Limited, and WEX Europe (Netherlands) B.V., as well as our other regulated subsidiaries. We must verify the identity of customers, monitor and report unusual or suspicious account activity, as well as transactions involving amounts in excess of prescribed limits, and refrain from transacting with designated persons or in designated regions, in each case as required by the applicable laws and regulations (such as the Bank Secrecy Act and regulations of the United States Treasury Department and the Internal Revenue Service regulations in the United States, the Money Laundering and Terrorist Financing Regulations 2019 in the U.K. and the Act on Financial Supervision in the Netherlands). Financial regulators have issued various implementing regulations and have made enforcement a high priority. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could result in the imposition of fines or penalties and other serious legal and reputational consequences, including restrictions on regulated subsidiaries’ ability to take on new business, which may impact our business, financial condition, and operating results.
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
Regulations and industry standards intended to protect or limit access to personal information could adversely affect our ability to effectively provide our services and expose us to liability for security incidents involving personal information.
Governmental bodies in the United States and abroad have adopted, or are considering the adoption of, laws and regulations restricting the transfer of, and requiring safeguarding of, non-public personal information. For example, in the United States, all financial institutions must undertake certain steps to ensure the privacy and security of consumer financial information. In November 2021, U.S. federal banking regulators issued a final rule effective April 1, 2022, that requires banking organizations to notify their primary federal regulators within 36 hours of certain computer security incidents. The California Consumer Privacy Act, or CCPA, which became effective on January 1, 2020, and the California Privacy Rights Act, which will expand the CCPA when it becomes effective on January 1, 2023, impose additional restrictions on the collection, processing and disclosure of personally-identifiable data, including imposing breach reporting requirements and increased penalties on data privacy incidents. In 2021, Virginia and Colorado adopted their own comprehensive privacy laws, which will take effect in 2023. Several other states are considering privacy legislation during their 2022 legislation sessions. In Europe, the adoption of General Data Protection Regulation (commonly referred to as GDPR) also requires additional privacy protections and extends the scope of the EU data protection laws to all companies processing data of EU residents, regardless of the company’s location. In connection with providing services to our clients, we are required by regulations and arrangements with payment networks and certain clients to provide assurances regarding the confidentiality and security of non-public consumer information. These arrangements require periodic audits by independent companies regarding our compliance with industry standards such as payment card industry standards and also allow for similar audits regarding best practices established by regulatory guidelines. The compliance standards relate to our infrastructure and operational procedures designed to safeguard the confidentiality and security of non-public consumer personal information received from our customers. Our ability to maintain compliance with these standards and satisfy these audits will affect our ability to attract and maintain business in the future. If we fail to comply with these regulations, we could be exposed to suits for breach of contract or to governmental enforcement proceedings. In addition, our client relationships and reputation could be harmed, and we could be inhibited in our ability to obtain new clients. If more restrictive privacy laws or rules are adopted by authorities in the future on the federal or state level, our compliance costs may increase, our opportunities for growth may be curtailed by our compliance capabilities or reputational harm and our potential liability for security and data privacy breaches may increase, all of which could have a material adverse effect on our business, financial condition and operating results.
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
Our increased presence in foreign jurisdictions increases the possibility of foreign law violations or violation of the FCPA and the United Kingdom’s Bribery Act 2010.
We are subject to the FCPA and the United Kingdom’s Bribery Act 2010 (“UKBA”), as we own subsidiaries organized under UK law, which serve as holding companies for other subsidiaries. The FCPA generally prohibits U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining business. The UKBA is broader in its reach and prohibits bribery in purely commercial contexts in addition to bribery of government officials, and it does not allow certain exceptions that are permitted by the FCPA. Other countries in which we operate or have operated, including Brazil, and other countries where we intend to operate, also have anti-corruption laws, which we are, have been or will be subject to.

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
In recent years, there have been significant regulatory reviews and actions taken by the United States and other regulators related to anti-bribery laws, and the trend appears to be applying greater scrutiny around payments to, and relationships with, foreign entities and individuals, and companies’ controls and procedures related to compliance with anti-bribery laws.
Although we have policies and procedures designed to ensure that we, our employees, agents and intermediaries comply with the FCPA and UKBA, such policies or procedures may not work effectively all of the time or protect us against liability for actions taken by our employees, agents and intermediaries with respect to our business or any businesses that we may acquire. In the event that we believe, or have reason to believe, that our employees, agents or intermediaries have or may have violated applicable anti-corruption laws, we may be required to investigate or have a third party investigate the relevant facts and circumstances, which can be expensive and require significant time and attention from senior management. Our continued operation and expansion outside the United States could increase the risk of such violations in the future. Violations of the FCPA, the UKBA or similar laws and regulations, can result in significant expenses, require implementation of new and additional controls and procedures, divert management attention, and otherwise have a negative impact on us. Any determination that we have violated the FCPA, UKBA or laws of any other jurisdiction can subject us to, among other things, penalties and legal expenses that could harm our reputation and have a material adverse effect on our financial condition and results of operations. The possibility of violations of the FCPA, UKBA or other similar laws or regulations may increase as we expand globally and into countries with recognized corruption problems.
Risks Related to our Dependence on Technology
Our business is regularly subject to cyberattacks and we may not be able to adequately protect our information systems, including the data we collect, which could subject us to liability and damage our reputation. Our efforts to implement robust security measures and comply with applicable data privacy laws are costly and time-consuming and they may not provide absolute security against cyberattacks, security breaches or unauthorized access.
Increased global cybersecurity vulnerabilities and threats and more sophisticated and targeted cyber-related attacks pose an ongoing risk to the security of our information systems and networks. Although we have security measures in place to address and mitigate cyber-related risks, we have experienced cyber attacks and expect we will continue to experience additional attacks in the future. Although we have not experienced a material loss from such an attack to date, there can be no assurance that we will not suffer such a loss in the future.

We collect and store sensitive data about third parties, including healthcare related information, bank account information, and spending data. We are expected to keep this information in our confidence. The information we collect often includes social security numbers and tax identification numbers. As a result of applicable laws, we are required to take commercially reasonable measures to prevent and mitigate the impact of cyberattacks, as well as the unauthorized access, acquisition, release and use of “personally identifiable information,” such as social security numbers. While social security numbers and tax identification numbers constitute only a part of the data we keep, in the event of a security breach we are required to determine the types of information compromised and determine corrective actions and next steps under applicable laws, which requires us to expend capital and other resources to address the security breach and protect against future breaches. In addition, as outsourcing, specialization of functions, third-party digital services and technology innovation within the payments industry increase (including with respect to mobile technologies, tokenization, big data and cloud storage solutions), more third parties are involved in processing card transactions and there is a risk that the confidentiality, integrity, privacy and/or security of data held by, or accessible to, third parties, including merchants that accept our cards, payment processors and our business partners, may be materially compromised, which could lead to unauthorized transactions on our cards and costs associated with responding to such an incident. In addition, high profile data breaches could change consumer behaviors, impact our ability to access data to make product offers and credit decisions, result in legislation and additional regulatory requirements, and result in increases in our compliance and monitoring costs.

The techniques used in attempts to obtain unauthorized, improper or illegal access to our systems, our data or our customers’ data, to degrade service, or to sabotage our systems are constantly evolving, are difficult to detect quickly, and may not be recognized until after a successful penetration of our information security systems. Cyber threats include, but are not limited to: malicious software; destructive malware; ransomware; attempts to gain unauthorized access to systems or data; disruption to operations or critical systems; denial of service attacks; unauthorized release of confidential, personal or otherwise protected information (ours or that of our employees, customers or partners); corruption or encryption of data, networks or systems; harm to individuals; and loss of assets. Unauthorized parties attempt to gain access to our systems or facilities through various means, including, among others, targeting our systems or facilities or our third-party vendors or customers, or attempting to fraudulently induce our employees, partners, customers or others into disclosing user names, passwords, payment card information, or other sensitive information, which may in turn be used to access our information technology systems. Certain efforts may be state-sponsored and supported by significant financial and technological resources, making them even more difficult to detect. Our security measures may also be breached due to employee error, malfeasance, system errors or vulnerabilities, or other irregularities. We have developed robust systems and processes that are designed to protect our data and customer data and to prevent data loss and other security breaches, and we will continue to expend significant additional resources to bolster these protections. However, these security measures cannot provide absolute security and may be insufficient, circumvented or become obsolete.

Any actual or perceived breach of our security could interrupt our operations; result in our systems or services being unavailable; result in platform, information and network shutdowns; result in improper disclosure of data; materially harm our reputation and brand; result in significant legal and financial exposure; lead to loss of customer confidence in, or decreased use of, our products and services; and, adversely affect our business and results of operations. Any breaches of network or data security at our partners, some of whom maintain information about our customers, or breaches of our customers’ systems could have similar effects. In addition, our customers could have vulnerabilities on their own computer systems that are entirely unrelated to our systems, but could mistakenly attribute their own vulnerabilities to us. While we take commercially appropriate steps to safeguard data used by and contained on the systems of our partners, customers and vendors, we cannot control all access to those systems and they are therefore subject to the risk of cyberattacks and fraud.
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
The GLBA also requires us and WEX Bank to provide initial and annual privacy notices to customers that describe in general terms our information sharing practices. If we or WEX Bank intend to share nonpublic personal information about consumers with affiliates and/or nonaffiliated third parties, we and WEX Bank must provide customers with a notice and a reasonable period of time for each customer to “opt out” of any such disclosure. In addition to U.S. federal privacy laws with which we must comply, states also have adopted statutes, regulations and other measures, such as the CCPA and CPRA, governing the collection and distribution of nonpublic personal information about customers. In some cases, these state measures are preempted by federal law, but if not, we and WEX Bank must monitor and seek to comply with individual state privacy laws in the conduct of our businesses.
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
Our efforts to comply with existing and future health and financial data laws and regulations, both in the U.S. and abroad, are costly and time-consuming. In addition, any cybersecurity incident, any incident involving our handling of protected and sensitive information, failure to comply with applicable breach notification and reporting requirements, or any violation of international, federal or state privacy laws could consume significant financial and managerial resources, expose us to liability in excess of any applicable insurance policies, litigation, regulatory scrutiny, and/or cause damage to our reputation which may discourage customers from using, renewing, or expanding their use of our services or cause us to be in breach of our contracts with them. We may also be required to expend significant resources to implement additional data protection measures or to modify the features and functionality of our system offerings in a way that is less attractive to customers.
If the technologies we use in operating our business and interacting with our customers fail, are unavailable, or do not operate to expectations, or we fail to successfully implement technology strategies and capabilities in connection with our outsourcing arrangements, our business and results of operations could be adversely impacted.

We utilize a combination of proprietary and third-party technologies, including third-party owned and operated “cloud” technologies or third-party managed technology platforms, data-centers, and processing systems, to conduct our business and interact with our customers, partners and suppliers, among others. This includes technology that we have developed, have contracted with others to develop, have outsourced to a single provider to operate or have obtained through third-parties by way of service agreements. As we have increased the number of platforms as well as the size of our networks and information systems, our reliance on these technologies has become increasingly important to our operating activities.
The potential negative impact that a platform, network or information system shutdown may have on our operating activities has increased. To the extent that our proprietary technology or a third-party providers’ technology does not work as agreed to or as expected, or if we experience outages or unavailability resulting from ours or our third-party providers’ operations and the services provided, our ability to efficiently and effectively deliver services could be adversely impacted and our business and results of operations could be adversely affected. Shutdowns may be caused by cyberattacks or unexpected catastrophic events such as natural disasters or other unforeseen events, such as software or hardware defects, including defects in software or hardware provided by third party vendors. Any failure by our customers or partners to access the technology that we develop internally could have an adverse effect on our business, results of operations and financial condition. Although we make substantial investments in technology, there is no guarantee that it will function as intended once it is placed into operation. Lastly, given our reliance on technology, we regularly assess our technology plans, including both platforms and technology infrastructure. To the extent that we conclude that certain technologies should be retired, that existing platforms should be consolidated, or that we should change our technology strategies, we may be required to impair or accelerate depreciation on certain assets. Any of these potential changes or failures in our technology strategies may also divert management’s attention and have a material adverse effect on our business and results of operations.
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
Risks Relating to Ownership of Our Common Stock
The failure to maintain effective systems of internal control over financial reporting and disclosure controls and procedures could result in the inability to accurately report our financial results or prevent material misstatement due to fraud, which could cause current and potential shareholders to lose confidence in our financial reporting, adversely affect the trading price of our securities, harm our operating results, trigger a default under the Amended and Restated Credit Agreement or result in regulatory proceedings against us.
Effective internal control over financial reporting and disclosure controls and procedures are necessary for us to provide reliable financial reports and effectively prevent fraud and operate successfully as a public company. The failure to develop or maintain effective internal control over financial reporting and disclosure controls and procedures could harm our reputation or operating results, or cause us to fail to meet our reporting obligations, or trigger a default under the Amended and Restated Credit Agreement.
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

Ineffective internal control over financial reporting and disclosure controls and procedures could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our securities or affect our ability to access the capital markets and could result in regulatory proceedings against us by, among others, the SEC. WEX recently settled an investigation by the SEC with respect to the revision of WEX’s financial statements noted in its Annual Report on Form 10K/A for the year ended December 31, 2018, due to issues involving WEX’s formal Brazil subsidiary. For more information about this settlement, please see Item 3 - Legal Proceedings.
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
Provisions in our charter documents, Delaware law, applicable banking laws and the Convertible Notes may delay or prevent our acquisition by a third party.

Our certificate of incorporation and by-laws contain several provisions that may make it more difficult for a third party to acquire control of us without the approval of our board of directors. These provisions include, among other things, a classified board of directors (which as a result of last year’s annual meeting of shareholders will be fully declassified commencing with the 2024 annual meeting of shareholders), the prohibition of stockholder action by written consent, advance notice requirements for raising business or making nominations at meetings of stockholders and “blank check” preferred stock. Blank check preferred stock enables our board of directors, without stockholder approval, to designate and issue additional series of preferred stock with such special dividend, liquidation, conversion, voting or other rights, including the right to issue convertible securities with no limitations on conversion, and rights to dividends and proceeds in a liquidation that are senior to the common stock, as our board of directors may determine. In addition, under the indenture governing the Convertible Notes, upon the occurrence of a “fundamental change” (as defined in the indenture, and which includes, among other things, certain change of control transactions with respect to the Company), holders may require the Company to repurchase all or a portion of their Convertible Notes at a repurchase price equal to the sum of (i) 105 percent of then accreted principal amount of the Convertible Notes to be repurchased, plus accrued interest and (ii) the sum of the present values of the scheduled remaining payments of interest had such Convertible Notes remained outstanding through maturity. These provisions may make it more difficult or expensive for a third party to acquire a majority of our outstanding voting common stock or change control of our board of directors. We also are subject to certain provisions of Delaware law, which could delay, deter or prevent us from entering into an acquisition, including Section 203 of the Delaware General Corporation Law, which prohibits a Delaware corporation from engaging in a business combination with an interested stockholder unless specific conditions are met. These provisions also may delay, prevent or deter a merger, acquisition, tender offer, proxy contest or other transaction that might otherwise result in our stockholders receiving a premium over the market price for their common stock.

In addition, under Utah banking law, no entity may (i) acquire direct or indirect control of more than 10% of any class of our voting securities, or (ii) vote such amount of shares, without first receiving the formal written approval of Utah DFI’s commissioner. Utah law grants the commissioner up to 60 days (which may be lengthened or shortened) within which to issue findings of fact, conclusions, and an order with respect to an application. Finally, the law grants the commissioner broad authority to disapprove of any application for a number of enumerated reasons.

Federal banking law also prohibits a person or group of persons from acquiring “control” of us unless the FDIC has been given prior notice and has not objected to the transaction within 60 days, unless the FDIC extends the review period. Under the FDIC’s regulations, the acquisition of 10% or more of a class of our voting stock would generally create a rebuttable presumption of control. Federal law further prohibits any person who has not previously received approval from acquiring “control” at 25% or more of a class of our voting stock unless the FDIC has been given prior notice and has not objected to the transaction within 60 days unless the FDIC extends the review period. Any person filing a notice must publish an announcement seeking public comment and the FDIC has the authority to disapprove of the notice for a number of reasons. In addition, the FDIC recently adopted regulations that impose additional requirements on certain investors that are not subject to consolidated supervision by the Board of Governors of the Federal Reserve System before such investors may acquire 10% or more of a class of our voting stock. Such requirements include, but are not limited to, entering into one or more agreements with the FDIC that (i) impose reporting and recordkeeping requirements on such investors, (ii) allow the FDIC to examine such investors and (iii) require such investors to maintain capital and liquidity at WEX Bank above certain minimum levels.

Finally, our certificate of incorporation requires that if any stockholder fails to provide us with satisfactory evidence that any required approvals have been obtained, we may, or will if required by state or federal regulators, restrict such stockholder’s ability to vote such shares with respect to any matter subject to a vote of our stockholders.

The requirements that an investor generally must obtain the prior approval or non-objection of the Utah DFI and the FDIC in order to acquire 10% or more of our common stock may preclude,delay or dissuade the purchase of a relatively large ownership stake by potential investors. Further, as a result of these requirements, certain existing and potential stockholders may choose not to invest in our stock at all or invest further in our stock. This could limit the number of potential investors and impact our ability to attract further funds.
The issuance by us of additional shares of common stock or equity-linked securities, including in connection with conversions of our outstanding Convertible Notes, may cause dilution to our stockholders.

To the extent that we issue additional shares of common stock or equity-linked securities, the ownership interests of our stockholders may be diluted. In July 2020, we issued $310.0 million in initial aggregate principal amount of the Convertible Notes and $90.0 million of our common stock to Warburg Pincus in a private placement. The Convertible Notes are convertible by the holders at any time prior to maturity, or earlier redemption or repurchase, based upon an initial conversion price of $200 per share of common stock. We may settle conversions of Convertible Notes, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock. The number of shares issuable upon conversion of the Convertible Notes is subject to increase, including as a result of our ability to elect to satisfy interest obligations under the Convertible Notes by increasing the principal amount of the Convertible Notes rather than paying cash interest and as a result of adjustments to the conversion price under the Convertible Notes in connection with certain events. The conversion price is subject to adjustments customary for convertible debt securities and is also subject to a weighted average adjustment in the event of issuances of equity and equity linked securities by the Company at prices below the then applicable conversion price for the Convertible Notes or the then market price of the Company’s common stock, subject to certain exceptions, including exceptions for underwritten offerings, Rule 144A offerings, private placements at discounts not exceeding a specified amount, issuances as acquisition consideration and equity compensation related issuances. To the extent we issue shares of our common stock in satisfaction of our conversion obligations under the Convertible Notes, our stockholders will experience dilution. Our ability to settle conversions of Convertible Notes in cash may be limited, including as a result of our available cash resources at the time of any conversions and as a result of restrictions in our then existing debt agreements on our ability to satisfy conversions in cash (for example, pursuant to restricted payment covenants similar to those contained in our existing debt agreements).

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

In connection with our July 2020 private placement with Warburg Pincus, we filed a registration statement registering under the Securities Act of 1933, as amended, the Convertible Notes and the shares of common stock issued in the private placement and issuable pursuant to conversions of the Convertible Notes. The purchase agreement for the Convertible Notes provides that Warburg Pincus be restricted from transferring the Convertible Notes or shares of common stock issued in the private placement or upon conversion of the Convertible Notes until July 1, 2021, subject to certain exceptions (including, among other exceptions, transfers pursuant to pledge arrangements that may be entered into by Warburg Pincus in connection with certain financing arrangements). Currently, transfers by Warburg Pincus generally are not restricted, subject to certain limitations on transfers to certain categories of transferees. The sale or other dispositions of a substantial number of our shares by Warburg Pincus or other holders of our common stock or the Convertible Notes, or the market perception that such sales or other dispositions may occur, could have an adverse impact on the price of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
All of our facilities are leased, with the bulk of our operations consisting of office space. Our Portland, Maine campus, consisting of 179,041 square feet pursuant to leases that expire between 2034 and 2035, is home to our global headquarters. We also lease facilities in various other locations in the United States and around the world, including 60,016 square feet and 164,525 square feet of space in Minnesota and North Dakota, respectively, primarily for WEX Health operations. These leases expire at various dates through 2028.

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
In the fourth quarter of 2021, WEX settled claims arising from the previously disclosed investigation by the SEC with respect to the revision of WEX’s financial statements noted in its Annual Report on Form 10-K/A for the year ended December 31, 2018, due to issues involving WEX’s former Brazil subsidiary (which was sold in September 2020). WEX agreed to entry of an administrative order, which the SEC disclosed on December 13, 2021, in which the SEC made findings that WEX neither admitted nor denied, including that WEX did not comply with provisions of the federal securities laws requiring public companies to file accurate periodic reports, to make and keep accurate books, records, and accounts, and to maintain a system of internal accounting controls sufficient to provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles. WEX believes it has fully remediated these issues, and paid a civil penalty of $350,000 in connection with the settlement.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
The principal market for the Company’s common stock is the NYSE and our ticker symbol is WEX. As of February 16, 2022, the closing price of our common stock was $172.90 per share, there were 44,830,224 shares of our common stock outstanding and there were 8 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers or nominees.
Dividends
The Company has not declared any dividends on its common stock since it commenced trading on the NYSE on February 16, 2005. The timing and amount of future dividends, if any, will be (i) dependent upon the Company’s results of operations, financial condition, cash requirements and other relevant factors; (ii) subject to the discretion of the board of directors; and (iii) payable only out of the Company’s surplus or current net profits in accordance with the General Corporation Law of the State of Delaware.
The Company has certain restrictions on the dividends it may pay under its Amended and Restated Credit Agreement, including pro forma compliance with a consolidated leverage ratio, testing consolidated funded indebtedness less (i) an amount up to $400.0 million of consolidated funded indebtedness due to permitted securitization transactions, (ii) the amount of consolidated funded indebtedness constituting the non-recourse portion of permitted factoring transactions, and (iii) an amount up to $400.0 million of unrestricted cash and cash equivalents denominated in U.S. dollars or other lawful currencies (provided that such other currencies are readily convertible to, and deliverable in, U.S. dollars) held by the Company and its subsidiaries) to consolidated EBITDA of less than 2.75:1.00 for the most recent period of four fiscal quarters.
Share Repurchases
We currently have authorization from our board of directors to repurchase up to $150 million of our common stock through September 30, 2025, subject to earlier termination by the board of directors. Share repurchases may be made through open market purchases, privately negotiated transactions, block trades or otherwise. The Company’s management, based on its evaluation of market and economic conditions and other factors, determines the timing and number of shares repurchased. We did not repurchase any shares of our common stock during the year ended December 31, 2021. The dollar value of shares that were available to be repurchased under our share repurchase program was $150 million as of December 31, 2021.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The discussion below focuses on the factors affecting our consolidated results of operations for the years ended December 31, 2021 and 2020, financial condition at December 31, 2021 and 2020 and, where appropriate, factors that may affect our future financial performance, unless stated otherwise. This discussion should be read in conjunction with the consolidated financial statements, and notes to the consolidated financial statements.
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is presented in the following sections:
•2021 Highlights and Year in Review
•Recent Events
•Our Segments
•Results of Operations
•Application of Critical Accounting Policies and Estimates
•Recently Adopted and New Accounting Standards
•Liquidity and Capital Resources
2021 Highlights and Year in Review
Our Company’s management regularly monitors key performance indicators to measure our current performance and project future performance. A recurring, more extensive list of key performance indicators is included by segment within the Results of Operations section of this MD&A. Management believes the following key performance indicators by segment were of particular importance to our overall performance in 2021 as they provide enhanced information and data underlying our financial results.

Key Performance Indicators			Increase
	2021	2020	Amount	Percent
Fleet Solutions
Fuel transactions processed (in millions)	628.6	576.0	52.6	9.1%
Payment processing transactions (in millions)	515.4	463.9	51.5	11.1%
Average U.S. fuel price (US$ / gallon)	$3.11	$2.29	$0.82	35.8%
Provision for credit losses (in millions)	$37.8	$56.6	$(18.8)	(33.2)%
Travel and Corporate Solutions
Purchase volume (in millions)	$38,559.3	$20,877.2	$17,682.1	84.7%
Health and Employee Benefit Solutions
Purchase volume (in millions)	$5,115.7	$4,805.4	$310.3	6.5%
Average number of U.S. SaaS accounts (in millions)	16.3	14.5	1.8	12.4%
Fleet Solutions
•Fuel transactions processed increased 9 percent from 2020 to 628.6 million in 2021, substantially as a result of increased transactions processed in North America.
•Payment processing transactions, which represents the total number of purchases made by fleets that have a payment processing relationship with WEX, increased 11 percent from 2020 to 515.4 million in 2021, substantially as a result of increased transactions processed in North America.
•The average U.S. price per gallon of fuel was $3.11 during 2021, a 36 percent increase as compared to 2020.
•Provision for credit losses in the Fleet Solutions segment decreased 33 percent to $37.8 million during 2021, as compared to $56.6 million during 2020. Our credit losses were 7.6 basis points of fuel expenditures for 2021, as compared to 16.7 basis points of fuel expenditures for 2020, a decrease of 54 percent primarily due to increased collections efforts in 2021 resulting from initiatives implemented in late 2020 and overall improvements in the collection environment due to the availability of government stimulus monies that helped support customers during 2021.

Travel and Corporate Solutions
•Purchase volume, which represents the total dollar value of all WEX issued transactions that use WEX corporate card products and virtual card products, was $38.6 billion in 2021, an 85 percent increase from 2020, driven primarily by the acquisition of eNett and Optal. Increased volumes in our corporate payment solutions business also contributed in part to the increase year over year.
Health and Employee Benefit Solutions
•Purchase volume, which represents the total U.S. dollar value of all transactions where interchange is earned by WEX, increased $310.3 million in 2021 resulting from continued recovery from the COVID-19 pandemic combined with customer acquisition.
•Average number of SaaS accounts, which represents the number of active Consumer-Directed Health, COBRA, and billing accounts on our U.S. SaaS platforms, grew 12% to 16.3 million in 2021 from 14.5 million in 2020 resulting from existing partner growth, the impact of new partner and employer group enrollments and the acquisition of benefitexpress.
Recent Events
Amended and Restated Credit Agreement
On April 1, 2021, the Company entered into the Amended and Restated Credit Agreement, which amended and restated its 2016 Credit Agreement. Information regarding this amendment and restatement, and its impact on the Company’s operations and financial condition, is included within our Liquidity and Capital Resources discussion later in MD&A.
Asset Acquisition and HSA Investments
On April 1, 2021, WEX Inc. completed the acquisition of certain contractual rights to serve as custodian or sub-custodian to certain HSAs from the HealthcareBank division of Bell Bank, which is owned by State Bankshares, Inc. This acquisition increases the Company’s role in its customer-directed healthcare ecosystem and aligns with its growth strategy. On October 14, 2021, under its rights as non-bank custodian, WEX Inc. transferred $960.0 million of custodial cash assets previously held by a third-party depository partner to WEX Bank to be managed and invested. Financial impacts resulting from this acquisition and transfer of assets are reflected within the Company’s Health and Employee Benefit Solutions segment. Additional information regarding this acquisition, including the initial cash consideration paid, deferred cash payments and the potential for additional consideration payable is included within our Liquidity and Capital Resources discussion later in MD&A.
Acquisition of remaining interest in WEX Europe Services
On April 13, 2021, the Company acquired the remaining 25 percent non-controlling interest in WEX Europe Services, which operates part of our European Fleet business within our Fleet Solutions segment. This transaction further streamlines the European Fleet business in order to create revenue synergies and manage the associated cost structure. For further information, including purchase price paid, see the discussion of this acquisition within the Liquidity and Capital Resources section later in MD&A.
benefitexpress Acquisition

On June 1, 2021, WEX Inc.’s subsidiary, WEX Health, completed the acquisition of Cirrus Holdings, LLC, the indirect owner of Benefit Express Services, LLC, which is a provider of highly configurable, cloud-based benefits administration technologies and services doing business under the name benefitexpress. The transaction expanded the Company’s role in the healthcare ecosystem, bringing together benefit administration, compliance services, and consumer-directed health and lifestyle spending accounts together to form a full-service benefits marketplace. Financial impacts resulting from this acquisition are reflected within the Company’s Health and Employee Benefit Solutions segment. Additional information regarding this acquisition, including the initial cash consideration paid, is included within our Liquidity and Capital Resources discussion later in MD&A. For further information regarding the structure of the benefitexpress Acquisition refer to Item 8 - Note 4, Acquisitions, to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Our Segments
WEX currently operates in three reportable segments: Fleet Solutions, Travel and Corporate Solutions, and Health and Employee Benefit Solutions. Our Fleet Solutions segment is a leader in fleet vehicle payment processing, transaction processing and information management services specifically designed for the needs of fleets of all sizes from small businesses to federal and state government fleets and over-the-road carriers. Our Travel and Corporate Solutions segment focuses on the complex payment environment of B2B payments, enabling customers to utilize our payments solutions to integrate into their own workflows and manage their accounts payable automation and spend management functions. Our Health and Employee Benefit Solutions segment provides a SaaS platform for consumer directed healthcare benefits and a full-service benefit enrollment solution, bringing together benefits administration, certain compliance services and consumer-directed and benefits accounts. Additionally, the Company serves as a non-bank custodian to certain HSA assets. Our Health and Employee Benefit Solutions segments provided payroll related benefits to customers in Brazil until September 30, 2020, the date of sale of our former subsidiary UNIK S.A.
The Company's segment-allocated operating expenses consist of the following:
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
•Operating interest - The Company incurs interest expense on the operating debt obtained to provide liquidity for its short-term receivables or used for investing purposes in fixed income debt securities.
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
•Legal settlement - Represents the consideration paid to the sellers of eNett and Optal in excess of the businesses’ fair values. See Item 8 – Note 4, Acquisitions, of our consolidated financial statements for more information.
•Impairment charges - During our annual goodwill assessment completed in the fourth quarter of 2020, we recorded a non-cash goodwill impairment charge for our WEX Fleet Europe reporting unit. See Item 8 – Note 9, Goodwill and Other Intangible Assets, of our consolidated financial statements for more information.
•Loss on sale of subsidiary - The loss on sale of subsidiary relates to the divestiture of the Company's former Brazilian subsidiary as of the date of sale, September 30, 2020, and the associated write-off of its assets and liabilities.
The Company does not allocate foreign currency gains and losses, financing interest expense, unrealized gains and losses on financial instruments, change in fair value of contingent consideration, other income, income taxes, and adjustments attributable to non-controlling interests to our operating segments as management believes these items are unpredictable and can obscure a segment's operating trends and results. In addition, the Company does not allocate certain corporate expenses to our operating segments, as these items are centrally controlled and are not directly attributable to any reportable segment.

Impacts from COVID-19 Pandemic
A novel strain of coronavirus (COVID-19) was first identified in Wuhan, China in January 2020, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. During the first quarter of 2020, the Company took a number of precautionary steps to safeguard its business and employees from the effects of COVID-19 including restricting business travel, temporarily closing offices and canceling participation in various industry events. Additionally, in an effort to rescale the business and safeguard shareholder value, we took certain measures during 2020 to both permanently reduce headcount and furlough employees across our worldwide offices where necessary. Aside from the employee furloughs, which ended during the third quarter of 2020, we continued to suspend most travel for employees during 2021, our office capacity generally remained limited and, since mid-March 2020, our employees have largely continued to work remotely in most geographies.
The spread of COVID-19, and conditions arising in connection with it, including restrictions on businesses and individuals and wider changes in business and customer behavior, had a negative impact on the Company’s businesses during the year ended December 31, 2020. During 2021 we generally saw recovery across our reportable segments with improvements in transaction volumes, revenues and earnings, as further discussed within the following Results of Operations section. As of December 31, 2021, the COVID-19 pandemic is continuing to evolve and its impact on the business going forward cannot reasonably be foreseen as it will depend on many factors outside of our control.
Results of Operations

Year Ended December 31, 2021, Compared to the Year Ended December 31, 2020
Fleet Solutions
Revenues
The following table reflects comparative revenue and key operating statistics within Fleet Solutions:

	Twelve Months Ended December 31,		Increase (Decrease)
(In thousands, except per transaction and per gallon data)	2021	2020	Amount	Percent
Revenues[1,2]
Payment processing revenue	$513,365	$404,843	$108,522	27%
Account servicing revenue	168,350	153,823	14,527	9%
Finance fee revenue	254,306	197,307	56,999	29%
Other revenue	175,394	162,337	13,057	8%
Total revenues	$1,111,415	$918,310	$193,105	21%

Key performance indicators
Fuel transactions processed[3]	628,559	576,028	52,531	9%
Payment processing transactions[4]	515,416	463,864	51,552	11%
Payment processing $ of fuel[5]	$44,680,341	$29,924,535	$14,755,807	49%
Average U.S. fuel price (US$ / gal)	$3.11	$2.29	$0.82	36%
Net payment processing rate[6]	1.15%	1.35%	(0.20)%	(15)%
Net late fee rate[7]	0.45%	0.53%	(0.09)%	(16)%
1 Foreign currency exchange rate fluctuations had a $7.6 million favorable impact on Fleet Solutions’ revenue for the twelve months ended December 31, 2021, as compared to the prior year.
2 Favorable impact from domestic fuel prices was partially offset by unfavorable European fuel price spreads resulting in an increase of $115.6 million in revenue for the year ended December 31, 2021, as compared to 2020.
3 Fuel transactions processed represents the total number of fuel transactions (funded and unfunded) made by fleets.
4 Payment processing transactions represents the total number of purchases made by fleets that have a payment processing relationship with WEX.
5 Payment processing $ of fuel represents the total dollar value of the fuel purchased by fleets that have a payment processing relationship with WEX.
6 Net payment processing rate represents the percentage of the dollar value of each payment processing transaction that WEX records as revenue from merchants less certain discounts given to customers and network fees.
7 Net late fee rate represents late fee revenue as a percentage of fuel purchased by fleets that have a payment processing relationship with WEX.
Fleet Solutions payment processing revenue increased $108.5 million for 2021, as compared to 2020. Revenues were favorably impacted by higher domestic fuel prices as well as increased volumes from the pandemic-driven lows of 2020.

Fleet Solutions account servicing revenue increased $14.5 million for 2021, as compared to 2020, due to an increase in miscellaneous card fees. Such increases were driven by volume recoveries in the North American fleet and over-the-road businesses, which had been impacted by the COVID-19 pandemic, and increased monthly fees resulting from increased card penetration.
Finance fee revenue is comprised of the following components:

	Twelve Months Ended December 31,		Increase (Decrease)
(In thousands)	2021	2020	Amount	Percent
Finance income	$199,590	$159,944	$39,646	25%
Factoring fee revenue	54,716	37,363	17,353	46%
Finance fee revenue	$254,306	$197,307	$56,999	29%
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
Finance income increased $39.6 million in 2021, as compared to 2020. Increases in average unpaid invoice balances, attributable primarily to improvement in spend and increased fuel prices, contributed to over half the increase in finance income, as compared to 2020. The remaining increase was driven by higher weighted average late fee rates. For both 2021 and 2020, monthly late fee rates and minimum finance charges ranged up to 9.99 percent and $75, respectively. The weighted average late fee rate, net of related charge-offs, was 6.1 percent and 5.7 percent for 2021 and 2020, respectively. Concessions to certain customers experiencing financial difficulties may be granted and are limited to extending the time to pay, placing a customer on a payment plan or granting waivers of late fees. There were no material concessions granted to customers experiencing financial difficulties during 2021 or 2020.
The primary source of factoring fee revenue is calculated as a negotiated percentage fee of the receivable balance that we purchase. A secondary source of factoring fee revenue is a flat rate service fee to our customers that request a non-contractual same day funding of the receivable balance. Factoring fee revenue for 2021 increased $17.4 million, as compared to 2020, due to increased shipping demand and increased rates, leading to an increase in the size and volume of factored invoices.
Other revenue increased $13.1 million in 2021, as compared to 2020, due primarily to the increase in transaction processing volumes in our over-the-road business and an increase in domestic servicing revenues due to higher levels of spend as compared to the lows of 2020, which resulted from travel bans and restrictions as a result of the COVID-19 pandemic.

Operating Expenses
The following table compares line items within operating income and presents segment adjusted operating income and segment adjusted operating income margin for Fleet Solutions:

	Twelve Months Ended December 31,		Increase (Decrease)
(In thousands)	2021	2020	Amount	Percent
Cost of services
Processing costs	$221,729	$200,734	$20,995	10%
Service fees	$7,743	$7,216	$527	7%
Provision for credit losses	$37,808	$56,620	$(18,812)	(33)%
Operating interest	$6,835	$18,360	$(11,525)	(63)%
Depreciation and amortization	$49,862	$48,958	$904	2%

Other operating expenses
General and administrative	$92,587	$92,268	$319	—%
Sales and marketing	$175,563	$148,478	$27,085	18%
Depreciation and amortization	$78,413	$89,642	$(11,229)	(13)%
Impairment charges	$—	$53,378	$(53,378)	NM

Operating income	$440,875	$202,656	$238,219	118%

Segment adjusted operating income[1]	$557,083	$383,502	$173,581	45%
Segment adjusted operating income margin[2]	50.1%	41.8%	8.3%	20%
1 Our CODM evaluates the financial performance of each segment using segment adjusted operating income, which excludes: (i) unallocated corporate expenses; (ii) acquisition-related intangible amortization and other acquisition and divestiture related items; (iii) legal settlement; (iv) impairment charges; (v) loss on sale of subsidiary; (vi) debt restructuring costs; (vii) stock-based compensation; and (viii) other costs. See “Non-GAAP Financial Measures That Supplement GAAP Measures” later in this Item 7 for a reconciliation of total segment adjusted operating income to income (loss) before income taxes. See also Item 8 – Note 24, Segment Information, of our consolidated financial statements for more information regarding our segment determination.
2 Segment adjusted operating income margin is calculated by dividing segment adjusted operating income by segment revenue. The 2021 increase in segment adjusted operating income margin reflects revenue growth, higher fuel prices and scale in the expense base.
NM - Not meaningful
Cost of services
Processing costs increased $21.0 million for 2021, as compared to 2020, primarily driven by higher business support costs incurred as a result of the increased volumes experienced, coupled with increased employee compensation costs.
Service fees for 2021 were generally consistent with service fees in 2020.
Provision for credit losses decreased $18.8 million for 2021, as compared to 2020. The reduction in credit losses stemmed from a number of factors including increased collections efforts in 2021 resulting from initiatives implemented in late 2020 and overall improvements in the collection environment due to the availability of government stimulus monies that helped support customers during 2021. We generally measure our credit loss performance by calculating fuel-related credit losses as a percentage of total fuel expenditures on payment processing transactions. This metric for credit losses was 7.6 basis points of fuel expenditures for 2021, as compared to 16.7 basis points of fuel expenditures for 2020.
Operating interest expense decreased $11.5 million in 2021, as compared to 2020. The decrease is primarily due to lower interest rates.
Depreciation and amortization expenses remained generally consistent between 2021 and 2020.
Other operating expenses
General and administrative expenses remained consistent between 2021 and 2020.
Sales and marketing expenses increased $27.1 million in 2021, as compared to 2020. This increase was primarily driven by higher partner commissions due to volume growth and a rise in segment expenses as the Company relaxed prior year cost containment initiatives enacted as a result of the COVID-19 pandemic.

Depreciation and amortization expenses decreased $11.2 million in 2021, as compared to 2020, due primarily to lower ongoing amortization over time resulting from the impact of the accelerated method of amortization on certain acquired customer relationships.
Impairment charges consisted of a non-cash goodwill impairment charge of $53.4 million for our WEX Fleet Europe reporting unit, which was identified during the annual goodwill assessment completed in the fourth quarter of 2020. No impairment to any of our reporting units was identified during the year ended December 31, 2021. See Item 8 – Note 9, Goodwill and Other Intangible Assets, of our consolidated financial statements for more information.

Travel and Corporate Solutions
Revenues
The following table reflects comparative revenue and key operating statistics within Travel and Corporate Solutions:

	Twelve Months Ended December 31,		Increase (Decrease)
(In thousands, except per transaction data)	2021	2020	Amount	Percent
Revenues[1]
Payment processing revenue	$274,092	$229,144	$44,948	20%
Account servicing revenue	44,157	41,927	2,230	5%
Finance fee revenue	873	1,079	(206)	(19)%
Other revenue	5,796	5,690	106	2%
Total revenues	$324,918	$277,840	$47,078	17%

Key performance indicators
Payment processing revenue:
Purchase volume[2]	$38,559,264	$20,877,234	$17,682,030	85%
Net interchange rate[3]	0.71%	1.10%	(0.39)%	(35)%
1 Foreign currency exchange rate fluctuations had a $0.9 million favorable impact on Travel and Corporate Solutions revenues in 2021, compared to the prior year.
2 Purchase volume represents the total dollar value of all WEX-issued transactions that use WEX corporate card products and virtual card products.
3 Net interchange rate represents the percentage of the dollar value of each payment processing transaction that WEX records as revenue from merchants, less certain discounts given to customers and network fees.
Travel and Corporate Solutions total revenue increased $47.1 million for 2021, as compared to 2020. The increase was primarily driven by travel-related revenues attributable to the acquisition of eNett and Optal and increased purchase volumes in our corporate payments business as a result of continued strength in the partner channel. These increases were in part offset by a reduction in net interchange rate due to rate changes for travel-related customers and unfavorable product mix. Additionally, the net interchange rate was driven lower by the impact of an accounting change in the fourth quarter of 2021, which required a shift from gross revenue presentation to net for one customer.
Finance fee revenue was not material to Travel and Corporate Solutions’ operations in 2021 or 2020. Concessions to certain customers experiencing financial difficulties may be granted and are limited to extending the time to pay, placing a customer on a payment plan or granting waivers of late fees. There were no material concessions to customers experiencing financial difficulties during either 2021 or 2020.

Operating Expenses
The following table compares line items within operating income (loss) and presents segment adjusted operating income and segment adjusted operating income margin for Travel and Corporate Solutions:

	Twelve Months Ended December 31,		Increase (Decrease)
(In thousands)	2021	2020	Amount	Percent
Cost of services
Processing costs	$69,869	$57,735	$12,134	21%
Service fees	$14,851	$17,442	$(2,591)	(15)%
Provision for credit losses	$6,967	$21,610	$(14,643)	(68)%
Operating interest	$2,251	$5,331	$(3,080)	(58)%
Depreciation and amortization	$25,861	$20,271	$5,590	28%

Other operating expenses
General and administrative	$75,727	$31,534	$44,193	140%
Sales and marketing	$102,934	$81,958	$20,976	26%
Depreciation and amortization	$24,528	$23,341	$1,187	5%
Legal settlement	$—	$162,500	$(162,500)	NM

Operating income (loss)	$1,930	$(143,882)	$145,812	(101)%

Segment adjusted operating income[1]	$86,860	$62,096	$24,764	40%
Segment adjusted operating income margin[2]	26.7%	22.3%	4.4%	20%

1 Our CODM evaluates the financial performance of each segment using segment adjusted operating income, which excludes: (i) unallocated corporate expenses; (ii) acquisition-related intangible amortization and other acquisition and divestiture related items; (iii) legal settlement; (iv) impairment charges; (v) loss on sale of subsidiary; (vi) debt restructuring costs; (vii) stock-based compensation; and (viii) other costs. See “Non-GAAP Financial Measures That Supplement GAAP Measures” later in this Item 7 for a reconciliation of total segment adjusted operating income to income (loss) before income taxes. See also Item 8 – Note 24, Segment Information, of our consolidated financial statements for more information regarding our segment determination.
2 Segment adjusted operating income margin is calculated by dividing segment adjusted operating income by segment revenue. The 2021 increase in segment adjusted operating income margin is due to a return of volume in the travel business from historically low levels due to COVID-19, strong growth in our over-the-road corporate payments business, which has a high margin profile, and the divestiture of our Brazil subsidiary.
NM - Not meaningful
Cost of services
Processing costs increased $12.1 million in 2021, as compared to 2020, due primarily to the acquisition of eNett and Optal. This increase was partly offset by a reduction of costs as a result of the sale of the Company’s Brazilian subsidiary during the third quarter of 2020.
Despite significant increases in volumes, service fees decreased $2.6 million in 2021, as compared to 2020. This decrease was due primarily to savings from the conversion to an internal transaction processing platform during 2020, offset by an increase in service fees due to the acquisition of eNett and Optal.
Provision for credit losses decreased $14.6 million in 2021, as compared to 2020. The prior year provision for credit losses included a specific reserve taken on a customer in Brazil prior to the sale of WEX Latin America during the third quarter of 2020. Additionally, the prior year was unfavorably impacted by increased credit losses as a result of the COVID-19 pandemic.
Operating interest expense decreased $3.1 million in 2021, as compared to 2020, primarily as a result of lower interest rates.
Depreciation and amortization expenses increased $5.6 million in 2021, as compared to 2020, due primarily to the acquisition of certain developed technology from eNett and Optal.
Other operating expenses
General and administrative expenses increased $44.2 million in 2021, as compared to 2020. The increase is primarily due to integration costs related to the acquisition of eNett and Optal and a vendor contract termination payment from the first quarter of 2021.

Sales and marketing expenses increased $21.0 million in 2021, as compared to 2020, primarily due to higher relative commission payments associated with corporate payments volumes and the acquisition of eNett and Optal.
Depreciation and amortization expenses increased $1.2 million in 2021, as compared to 2020, due primarily to the acquisition of certain customer relationships from eNett and Optal, offset in part by lower ongoing amortization over time resulting from the impact of the accelerated method of amortization on certain acquired customer relationships.
Legal settlement expenses were $162.5 million in 2020 due to the settlement of legal proceedings related to the eNett and Optal acquisition, and represents the consideration paid to the sellers of eNett and Optal in excess of the businesses’ fair values.

Health and Employee Benefit Solutions
Revenues
The following table reflects comparative revenue and key operating statistics within Health and Employee Benefit Solutions:

	Twelve Months Ended December 31,		Increase (Decrease)
(In thousands)	2021	2020	Amount	Percent
Revenues
Payment processing revenue	$71,533	$64,904	$6,629	10%
Account servicing revenue	314,351	253,706	60,645	24%
Finance fee revenue	144	137	7	5%
Other revenue	28,181	44,972	(16,791)	(37)%
Total revenues	$414,209	$363,719	$50,490	14%

Key performance indicators
Payment processing revenue:
Purchase volume[1]	$5,115,705	$4,805,395	$310,310	6%
Account servicing revenue:
Average number of SaaS accounts[2]	16,257	14,512	1,745	12%
1 Purchase volume represents the total U.S. dollar value of all transactions where interchange is earned by WEX.
2 Average number of SaaS accounts represents the number of active Consumer-Directed Health, COBRA, and billing accounts on our SaaS platforms in the U.S.
Payment processing revenue increased $6.6 million in 2021, as compared to 2020, due primarily to increased cardholder enrollment and increased cardholder spend volumes.
Account servicing revenue increased $60.6 million for 2021, as compared to 2020. The increase is primarily due to growth in participants and revenue recognized as a result of the benefitexpress Acquisition. In addition, account servicing revenue for 2021 includes approximately $7 million of revenue resulting from COBRA-related services we provided as a result of the American Rescue Plan Act legislation. These additional COBRA-related service revenues were primarily earned during the second quarter of 2021.
Finance fee revenue was not material to Health and Employee Benefit Solutions’ operations in either 2021 or 2020.
Other revenue decreased $16.8 million in 2021 as compared to 2020. The decrease was primarily due to lower U.S. Health professional services revenue coupled with the absence of revenues associated with the Company’s former WEX Latin America business, which was sold during the third quarter of 2020. These decreases were offset in part by interest income earned on the investment of HSA deposits received during the fourth quarter of 2021.

Operating Expenses
The following table compares line items within operating income and presents segment adjusted operating income and segment adjusted operating income margin for Health and Employee Benefit Solutions:

	Twelve Months Ended December 31,		Increase (Decrease)
(In thousands)	2021	2020	Amount	Percent
Cost of services
Processing costs	$191,272	$160,572	$30,700	19%
Service fees	$30,210	$22,631	$7,579	33%
Provision for credit losses	$339	$213	$126	59%
Operating interest	$71	$119	$(48)	(40)%
Depreciation and amortization	$36,441	$35,363	$1,078	3%

Other operating expenses
General and administrative	$38,129	$34,599	$3,530	10%
Sales and marketing	$40,581	$36,248	$4,333	12%
Depreciation and amortization	$55,436	$42,008	$13,428	32%

Operating income	$21,730	$31,966	$(10,236)	(32)%

Segment adjusted operating income[1]	$104,408	$96,769	$7,639	8%
Segment adjusted operating income margin[2]	25.2%	26.6%	(1.4)%	(5)%

1 Our CODM evaluates the financial performance of each segment using segment adjusted operating income, which excludes: (i) unallocated corporate expenses; (ii) acquisition-related intangible amortization and other acquisition and divestiture related items; (iii) legal settlement; (iv) impairment charges; (v) loss on sale of subsidiary; (vi) debt restructuring costs; (vii) stock-based compensation; and (viii) other costs. See “Non-GAAP Financial Measures That Supplement GAAP Measures” later in this Item 7 for a reconciliation of total segment adjusted operating income to income (loss) before income taxes. See also Item 8 – Note 24, Segment Information, of our consolidated financial statements for more information regarding our segment determination.
2 Segment adjusted operating income margin is calculated by dividing segment adjusted operating income by segment revenue. The 2021 decrease in segment adjusted operating income margin is primarily a result of the benefitexpress Acquisition.
Cost of services
Processing costs increased $30.7 million in 2021, as compared to 2020. The increase was primarily driven by higher costs to support partner growth and increases as a result of the benefitexpress Acquisition.
Service fees increased $7.6 million in 2021, as compared to 2020. This increase was driven by costs associated with COBRA-related services we provided as a result of the American Rescue Plan Act, increased custodial management fees as a result of the April 2021 acquisition of contractual rights to serve as custodian or sub-custodian to certain HSAs from Bell Bank, and growth in existing partner volumes.
Provision for credit losses and operating interest was not material to Health and Employee Benefit Solutions’ operations in either 2021 or 2020.
Depreciation and amortization expenses increased $1.1 million in 2021, as compared to 2020, resulting primarily from the amortization of technology assets acquired as part of the benefitexpress Acquisition.
Other operating expenses
General and administrative expenses increased $3.5 million in 2021, as compared to 2020, due primarily to integration costs related to the benefitexpress Acquisition.
Sales and marketing expenses increased $4.3 million in 2021, as compared to 2020, due to in part to the benefitexpress Acquisition and in part to increased segment expenses as the Company relaxed prior year cost containment initiatives enacted as a result of the COVID-19 pandemic.
Depreciation and amortization expenses increased $13.4 million in 2021, as compared to 2020, primarily as a result of the April 2021 acquisition of contractual rights to serve as custodian of certain HSAs and the amortization of customer relationships acquired as part of the benefitexpress Acquisition.

Unallocated corporate expenses
Unallocated corporate expenses represent the portion of expenses relating to general corporate functions including acquisition and divestiture expenses, certain finance, legal, information technology, human resources, administrative and executive expenses and other expenses not directly attributable to a reportable segment.
The following table compares line items within operating income for unallocated corporate expenses:

	Twelve Months Ended December 31,		Increase (Decrease)
(In thousands)	2021	2020	Amount	Percent
Other operating expenses
General and administrative	$120,435	$133,708	$(13,273)	(10)%
Depreciation and amortization	$2,100	$2,343	$(243)	(10)%
Loss on sale of subsidiary	$—	$46,362	$(46,362)	(100)%
General and administrative expenses decreased $13.3 million for 2021, as compared to 2020, primarily due to a decrease in professional fees and litigation costs associated with the eNett and Optal transaction, offset in part by increased employee compensation and professional fees incurred in connection with the amendment and restatement of our 2016 Credit Agreement.
Depreciation and amortization expense in 2021 remained consistent with that of 2020.
Loss on sale of subsidiary relates to the write-off of the associated assets and liabilities of the Company's former WEX Latin America subsidiary as of the September 30, 2020 sale date.

Non-operating income and expense
The following table reflects comparative results for certain amounts excluded from operating income:

	Twelve Months Ended December 31,		Change
(In thousands)	2021	2020	Amount	Percent
Financing interest expense	$(128,422)	$(157,080)	$(28,658)	(18)%
Change in fair value of contingent consideration	$(40,100)	$—	$(40,100)	NM
Other income	$3,617	$491	$3,126	637%
Net foreign currency loss	$(12,339)	$(25,783)	$(13,444)	(52)%
Net unrealized gain (loss) on financial instruments	$39,190	$(27,036)	$66,226	NM
Income tax provision (benefit)	$67,807	$(20,597)	$88,404	NM
Net income from non-controlling interests	$846	$3,466	$(2,620)	(76)%
Change in value of redeemable non-controlling interest	$(135,156)	$40,312	$(175,468)	NM
NM - Not meaningful
Financing interest expense decreased $28.7 million in 2021, as compared to 2020. Financing interest expense in 2020 was unfavorably impacted by financing fees incurred in connection with the eNett and Optal acquisition. Lower interest expense as a result of the redemption of the Company’s Notes in March 2021 was largely offset by having a full year of interest on the Convertible Notes issued in July 2020.
For the twelve months ended December 31, 2021, the Company’s contingent consideration derivative liability associated with WEX Inc.’s April 2021 acquisition of certain contractual rights from Bell Bank to serve as custodian or sub-custodian to certain HSA assets increased as a result of the steepening of the Federal Funds futures curve.
During 2021, the Company recognized other income of $3.6 million resulting from a gain on the sale of a fully impaired equity investment.

Our foreign currency exchange exposure is primarily related to the remeasurement of our cash, receivable and payable balances, including intercompany transactions that are denominated in foreign currencies. During 2021, net foreign currency loss was $12.3 million, as compared to $25.8 million in 2020. The losses in 2021 resulted from the remeasurement of assets and liabilities and losses on intercompany transactions, resulting from the U.S. dollar strengthening relative to numerous major foreign currencies in which we transact. The majority of the 2020 losses were recorded during the three months ended March 31, 2020, as a result of weakening foreign currencies stemming from the COVID-19 pandemic.
The Company incurred unrealized gains on financial instruments of $39.2 million during 2021 primarily due to a reduction in the interest rate swap liabilities driven by a decrease in remaining future settlements, coupled with an increase in the LIBOR forward yield curve. The net unrealized losses on financial instruments during 2020 resulted primarily from a decrease in the LIBOR forward yield curve.
We recorded an income tax provision of $67.8 million for 2021 as compared to an income tax benefit of $20.6 million for 2020. Our effective tax rate was a 33.2 percent provision for 2021 as compared to a 6.8 percent benefit in 2020. The Company's effective tax rate for the year ended December 31, 2021 was impacted by the establishment of valuation allowances in 2021 pertaining primarily to deferred tax assets for eNett and Optal and foreign tax credits. The effective tax rate for the year ended December 31, 2020 was impacted by no income tax benefit being recorded for operating losses generated by WEX Latin America during 2020 through the date of sale, the loss on the sale of WEX Latin America, and the legal settlement. These losses were included as part of the 2020 loss and were determined to be either non-deductible for income tax purposes or required a valuation allowance.
Net income from non-controlling interests relates to our non-controlling interest in the U.S. Health business and our non-controlling interest in WEX Europe Services through April 13, 2021, at which time we purchased the remaining interest in WEX Europe Services. Such amounts were not material to Company operations for 2021 or 2020.
The redemption value of the Company's redeemable non-controlling interest in the U.S. Health business increased during 2021 due to increases in the trailing twelve month net revenues as well as an increase in the market set multiple used to value the non-controlling interest redemption value resulting in expense of $135.2 million for the year ended December 31, 2021. The income recognized during the year ended December 31, 2020 was substantially due to a second quarter change in the redemption value resulting from a decline in revenue multiples of peer companies due to the COVID-19 pandemic.
Year Ended December 31, 2020, Compared to the Year Ended December 31, 2019
Discussion and analysis of the year ended December 31, 2020 compared to the year ended December 31, 2019 is included under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10–K for the year ended December 31, 2020, as filed with the SEC on March 1, 2021.
Non-GAAP Financial Measures That Supplement GAAP Measures
In addition to evaluating the Company’s performance on a GAAP basis, the CODM of the Company uses segment adjusted operating income, a non-GAAP measure, to allocate resources among our operating segments. The Company considers this measure, which excludes unallocated corporate expenses, acquisition-related intangible amortization, other acquisition and divestiture related items, legal settlement, impairment charges, loss on sale of subsidiary, debt restructuring costs, stock-based compensation and other costs integral in evaluating the Company’s performance.
WEX believes that adjusted net income, a non-GAAP measure that similarly excludes all items discussed in the paragraph above except unallocated corporate expenses, and further excludes unrealized gains and losses on financial instruments, net foreign currency gains and losses, change in fair value of contingent consideration, debt issuance cost amortization, other adjustments attributable to non-controlling interests, and tax related items, is also integral to the Company’s reporting and planning processes.
Segment adjusted operating income and adjusted net income may be useful to investors as a means of evaluating our performance. However, because segment adjusted operating income and adjusted net income are non-GAAP measures, they should not be considered as a substitute for, or superior to, net income, operating income or cash flows from operating activities as determined in accordance with GAAP. Segment adjusted operating income and adjusted net income as used by WEX may not be comparable to similarly titled measures employed by other companies.
Specifically, in addition to evaluating the Company's performance on a GAAP basis, management evaluates the Company's performance on a basis that excludes the above items because:
•Exclusion of the non-cash, mark-to-market adjustments on financial instruments, including interest rate swap agreements and investment securities, helps management identify and assess trends in the Company’s underlying business that might otherwise be obscured due to quarterly non-cash earnings fluctuations associated with these financial instruments. Additionally, the non-cash, mark-to-market adjustments on financial instruments are difficult to forecast accurately, making comparisons across historical and future quarters difficult to evaluate;
•Net foreign currency gains and losses primarily result from the remeasurement to functional currency of cash, accounts receivable and accounts payable balances, certain intercompany notes denominated in foreign currencies and any gain or loss on foreign currency hedges relating to these items. The exclusion of these items helps management compare changes in operating results between periods that might otherwise be obscured due to currency fluctuations;
•The change in fair value of contingent consideration, which is related to the acquisition of certain contractual rights to serve as custodian or sub-custodian to HSAs, is dependent upon changes in future interest rate assumptions and has no significant impact on the ongoing operations of the Company. Additionally, the non-cash, mark-to-market adjustments on financial instruments are difficult to forecast accurately, making comparisons across historical and future quarters difficult to evaluate;
•The Company considers certain acquisition-related costs, including certain financing costs, investment banking fees, warranty and indemnity insurance, certain integration related expenses and amortization of acquired intangibles, as well as gains and losses from divestitures to be unpredictable, dependent on factors that may be outside of our control and unrelated to the continuing operations of the acquired or divested business or the Company. In addition, the size and complexity of an acquisition, which often drives the magnitude of acquisition-related costs, may not be indicative of such future costs. The Company believes that excluding acquisition-related costs and gains or losses on divestitures facilitates the comparison of our financial results to the Company’s historical operating results and to other companies in our industry;
•Legal settlement represents the consideration paid to the sellers of eNett and Optal in excess of the businesses' fair values, which is nonrecurring and does not reflect future operating expenses resulting from this acquisition;
•The loss on sale of subsidiary relates to the divestiture of our former Brazilian subsidiary as of the date of sale, September 30, 2020, and the associated write-off of its assets and liabilities. As previously discussed, gains and losses from divestitures are considered by us to be unpredictable and dependent on factors that may be outside of our control. The exclusion of these gains and losses are consistent with our practice of excluding other non-recurring items associated with strategic transactions;
•Stock-based compensation is different from other forms of compensation, as it is a non-cash expense. For example, a cash salary generally has a fixed and unvarying cash cost. In contrast, the expense associated with an equity-based award is generally unrelated to the amount of cash ultimately received by the employee, and the cost to the Company is based on a stock-based compensation valuation methodology and underlying assumptions that may vary over time;
•Other costs are not consistently occurring and do not reflect expected future operating expense, nor do they provide insight into the fundamentals of current or past operations of our business. This also includes costs related to certain identified initiatives, including technology initiatives, to further streamline the business, improve the Company’s efficiency, create synergies and globalize the Company’s operations, all with an objective to improve scale and efficiency and increase profitability going forward. For 2019, other costs also included amounts related to the remediation of material weaknesses that were identified during the 2018 fiscal year. For the year ended December 31, 2020, other costs also included certain costs incurred in association with the COVID-19 pandemic, including the cost of providing additional health, welfare and technological support to our employees as they work remotely;
•Impairment charges represent non-cash asset write-offs, which do not reflect recurring costs that would be relevant to the Company’s continuing operations. The Company believes that excluding these nonrecurring expenses facilitates the comparison of our financial results to the Company’s historical operating results and to other companies in its industry;
•Debt restructuring and debt issuance cost amortization are unrelated to the continuing operations of the Company. Debt restructuring costs are not consistently occurring and do not reflect expected future operating expense, nor do they provide insight into the fundamentals of current or past operations of our business. In addition, since debt issuance cost amortization is dependent upon the financing method, which can vary widely company to company, we believe that excluding these costs helps to facilitate comparison to historical results as well as to other companies within our industry;
•The adjustments attributable to non-controlling interests, including adjustments to the redemption value of a non-controlling interest, have no significant impact on the ongoing operations of the business;

•The tax related items are the difference between the Company’s GAAP tax provision and a pro forma tax provision based upon the Company’s adjusted net income before taxes as well as the impact from certain discrete tax items. The methodology utilized for calculating the Company’s adjusted net income tax provision is the same methodology utilized in calculating the Company’s GAAP tax provision; and
•The Company does not allocate certain corporate expenses to our operating segments, as these items are centrally controlled and are not directly attributable to any reportable segment.
The following table reconciles net income (loss) attributable to shareholders to adjusted net income attributable to shareholders:

	Year ended December 31,
(In thousands)	2021	2020	2019
Net income (loss) attributable to shareholders	$137	$(243,638)	$99,006
Unrealized (gain) loss on financial instruments	(39,190)	27,036	34,654
Net foreign currency loss	12,339	25,783	926
Change in fair value of contingent consideration	40,100	—	—
Acquisition-related intangible amortization	181,694	171,144	159,431
Other acquisition and divestiture related items	36,916	57,787	37,675
Legal settlement	—	162,500	—
Loss on sale of subsidiary	—	46,362	—
Stock-based compensation	76,550	65,841	47,511
Other costs	23,171	13,064	24,174
Impairment charges	—	53,378	—
Debt restructuring and debt issuance cost amortization	21,768	40,063	21,004
ANI adjustments attributable to non-controlling interests	132,030	(42,910)	53,035
Tax related items	(71,458)	(108,086)	(74,743)
Adjusted net income attributable to shareholders	$414,057	$268,324	$402,673
The following table reconciles total segment adjusted operating income to income (loss) before income taxes:

	Year ended December 31,
(In thousands)	2021	2020	2019
Segment adjusted operating income
Fleet Solutions	$557,083	$383,502	$485,539
Travel and Corporate Solutions	86,860	62,096	168,786
Health and Employee Benefit Solutions	104,408	96,769	80,283
Total segment adjusted operating income	$748,351	$542,367	$734,608

Reconciliation:
Total segment adjusted operating income	$748,351	$542,367	$734,608
Less:
Unallocated corporate expenses	78,218	62,938	67,982
Acquisition-related intangible amortization	181,694	171,144	159,431
Other acquisition and divestiture related items	40,533	57,787	37,675
Legal settlement	—	162,500	—
Impairment charges	—	53,378	—
Loss on sale of subsidiary	—	46,362	—
Debt restructuring costs	6,185	535	11,062
Stock-based compensation	76,550	65,841	47,511
Other costs	23,171	13,555	25,106
Operating income (loss)	$342,000	$(91,673)	$385,841
Financing interest expense	(128,422)	(157,080)	(134,677)
Net foreign currency loss	(12,339)	(25,783)	(926)
Other income	3,617	491	932
Change in fair value of contingent consideration	(40,100)	—	—
Net unrealized gain (loss) on financial instruments	39,190	(27,036)	(34,654)
Income (loss) before income taxes	$203,946	$(301,081)	$216,516

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

The Company has entered into agreements with major oil companies, fuel retailers, vehicle maintenance providers, OTAs and health partners, which provide products and/or services to the Company’s customers. These agreements specify that a transaction is deemed to be captured when the Company has validated that the transaction has no errors and has accepted and posted the data to the Company’s records.

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

The Company enters into contracts with certain large customers or strategic cardholders that provide for fee rebates tied to performance milestones. When such rebates constitute consideration payable to a customer or other parties that purchase services from the customer, they are considered variable consideration and are recorded as a reduction in payment processing revenue in the same period that related interchange income is recognized. Fee rebates made to certain other partners in exchange for customer referrals are recorded as sales and marketing expenses.

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

Receivables exhibiting elevated credit risk characteristics from homogeneous pools are assessed on an individual basis for expected credit losses. These receivables are assessed for individual expected credit loss estimates based on the occurrence of bankruptcies, disputes, conversations with customers, or other significant credit loss events.

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

To the extent calculated expected credit losses are not indicative of future performance, actual loss experience could differ significantly from management’s judgments and expectations, resulting in either higher or lower future provisions for credit losses, as applicable. As of December 31, 2021, we have an estimated reserve for credit losses, including fraud losses, that is 2.2 percent of the total gross accounts receivable balance.

An increase or decrease to this reserve by 0.5 percent of the total gross accounts receivable balance would increase or decrease the provision for credit losses by $14.8 million.

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

If the Company incorrectly estimates the useful lives of its intangible assets, it would result in inaccurate amortization expense, which may lead to future impairment.	Our goodwill resides in multiple reporting units. The profitability of individual reporting units may suffer periodically from downturns in customer demand or other economic factors. Individual reporting units may be more impacted than the Company as a whole. Specifically, during times of economic slowdown, our customers may reduce their expenditures. As a result, demand for the services of one or more of the reporting units could decline, which could adversely affect our operations, cash flow and liquidity and could result in an impairment of goodwill or other intangible assets.

Our annual goodwill impairment test performed as of October 1, 2021 indicated excesses of estimated fair value over the respective carrying values by amounts ranging from approximately $26 million to $3.7 billion.

Although no reporting units are deemed at risk of impairment as of December 31, 2021, there exists the potential for future impairments should actual results deteriorate versus our current expectations. As of December 31, 2021, the Company had approximately $4.6 billion on its consolidated balance sheet related to goodwill and intangible assets of acquired entities.

The Company did not record any goodwill impairments during the years ended December 31, 2021 or 2019.

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

The Company did not record any impairments of other intangible assets during the years ended December 31, 2021, 2020, or 2019.

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

Recently Adopted and New Accounting Standards
We early adopted ASU 2020-06 on January 1, 2021. This standard simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Among other changes, this standard removes from GAAP the liability and equity separation model for convertible instruments with a cash conversion feature. Instead, entities will account for a convertible debt instrument wholly as debt unless (1) a convertible debt instrument contains features that require bifurcation as a derivative under ASC Topic 815, Derivatives and Hedging, or (2) a convertible debt instrument was issued at a substantial premium. The standard also requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share. See Item 8 – Note 1, Basis of Presentation and Summary of Significant Accounting Policies, in this report for further discussion of the impact the adoption of this new accounting standard has had on our consolidated financial statements.
See Item 8 – Note 2, Recent Accounting Pronouncements, for recently issued accounting standards that have not yet been adopted.

Liquidity and Capital Resources
As of the date of this filing, we believe that the Company has the ability to meet its foreseeable obligations given our cash generating capabilities, financial condition and operations, and access to available funding sources. The table below summarizes our primary sources and uses of cash:

Sources of cash	Use of cash[1]
•Borrowings and availability on our Amended and Restated Credit Agreement
•Convertible Notes
•Deposits
•Borrowed federal funds
•Participation debt
•Accounts receivable factoring and securitization arrangements
•Payments on our Amended and Restated Credit Agreement •Payments on maturities and withdrawals of deposits •Payments on borrowed federal funds •Working capital needs of the business •Capital expenditures
1 Our long-term cash requirements consist primarily of amounts owed on our Amended and Restated Credit Agreement and various facilities lease agreements.
Cash Flows
The table below summarizes our cash activities:

	Year ended December 31,
(In thousands)	2021	2020	2019
Net cash provided by operating activities	$150,398	$857,019	$663,171
Net cash used for investing activities	$(1,601,106)	$(329,086)	$(990,614)
Net cash provided by (used for) financing activities	$1,403,269	$(179,256)	$749,773

Operating Activities
We fund a customer’s entire receivable as part of our fleet and certain of our travel payment processing transactions, while the revenue generated by these transactions is only a small percentage of that amount. Consequently, cash flows from operations are impacted significantly by changes in accounts receivable and accounts payable balances, which directly impact our capital resource requirements.
•Cash provided by operating activities for 2021 decreased $706.6 million as compared to the prior year, substantially due to an increase in accounts receivable balances, which was partially offset by a corresponding increase in accounts payable and accrued expense balances. Given that the Company finances the majority of domestic Fleet Solutions and Travel and Corporate Solutions operations through WEX Bank, operating cash flows were negatively impacted by volume and domestic fuel price increases during 2021, whereas in 2020, operating cash flows were positively impacted by a decrease in volumes and domestic fuel prices caused by the COVID-19 pandemic.
•Cash provided by operating activities for 2020 increased $193.8 million as compared to the prior year, resulting from increased collections on accounts receivable offset in part by a reduction in payables.
Investing Activities
•Cash used for investing activities for 2021 increased $1,272.0 million as compared to the prior year, primarily resulting from the purchase of $994.0 million of available-for-sale debt securities and from $558.8 million of payments made for acquisitions, including the acquisition of certain contractual rights to serve as custodian or sub-custodian of HSAs from Bell Bank and the benefitexpress Acquisition.
•Cash used for investing activities for 2020 decreased $661.5 million as compared to the prior year. The Company completed one acquisition during 2020 with associated payments of $220.7 million, net of cash acquired, as compared to four acquisitions completed during 2019.
Financing Activities
•Cash provided by financing activities during 2021 totaled $1,403.3 million, due primarily to an increase in deposits of $1,620.3 million. The early redemption of the Company’s $400.0 million of Notes, as further described within Item 8 – Note 16, Financing and Other Debt, was substantially offset by additional term loan borrowings of $49.2 million, net of quarterly repayments, and net borrowings of $119.8 million against our revolving credit facility.

•Cash used for financing activities during 2020 was $179.3 million as compared to cash provided by financing activities during 2019 of $749.8 million. The decrease of $929.0 million is substantially due to a reduction in overall borrowing needs year over year for the funding of acquisitions.
Liquidity
In general, the Company’s trade receivables provide for payment terms of 30 days or less. Receivables not paid within the terms of the agreement are generally subject to late fees based upon the outstanding receivable balance. The Company extends revolving credit to certain small fleets. These accounts are also subject to late fees, and balances that are not paid in full are subject to interest charges based on a revolving balance. The Company had approximately $93.7 million and $60.2 million of receivables with revolving credit balances as of December 31, 2021 and 2020, respectively.
At December 31, 2021, approximately 98 percent of the outstanding balance of $2.9 billion of total trade accounts receivable was 29 days or less past due and approximately 99 percent of the outstanding balance of total trade accounts receivable was 59 days or less past due. The receivables portfolio consists of a large group of homogeneous smaller balances across a wide range of industries. No one customer receivable balance represented 10 percent or more of the outstanding receivables balance at December 31, 2021 or December 31, 2020.
Our short-term cash requirements consist primarily of funding the working capital needs of our business, payments on maturities and withdrawals of deposits, payments on borrowed federal funds, required capital expenditures, repayments on our credit facility, interest payments on our credit facility and other operating expenses. WEX Bank can fund our short-term domestic cash requirements through the issuance of deposits and borrowed federal funds. Any remaining cash needs are primarily funded through operations, our borrowings and availability under our Amended and Restated Credit Agreement, our participation debt and our accounts receivable factoring and securitization arrangements. Our long-term cash requirements consist primarily of amounts owed on our Amended and Restated Credit Agreement and various facilities lease agreements.
Undistributed earnings of certain foreign subsidiaries of the Company amounted to $133.0 million at December 31, 2021. The Company continues to maintain its indefinite reinvestment assertion for its investments in foreign subsidiaries except for any historical undistributed earnings and future earnings for WEX Australia. Upon distribution of the foreign subsidiaries’ earnings in which the Company continues to assert indefinite reinvestment, the Company would be subject to withholding taxes payable to foreign countries, where applicable, but would generally have no further federal income tax liability.
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
Deposits and Borrowed Federal Funds
WEX Bank’s regulatory status enables it to raise capital to fund the Company’s working capital requirements by issuing deposits, subject to FDIC rules governing minimum financial ratios, which include risk-based asset and capital requirements. WEX Bank accepts its deposits through: (i) certain customers as required collateral for credit that has been extended (“customer deposits”) and (ii) contractual arrangements for brokered and non-brokered certificate of deposit and money market deposit products. Customer deposits are generally non-interest bearing, certificates of deposit are issued at fixed rates, money market deposits are issued at both fixed and variable rates based on LIBOR or the Federal Funds rate. Deposits are classified based on their contractual maturities. Certificates of deposit and certain fixed term money market deposit products have fixed contractual maturities. Money market deposits without fixed terms may be withdrawn by the holder at any time, although the allowed number of transactions may be limited and notification may be required. Customer deposits are released at the termination of the relationship, net of any customer receivable, or upon reevaluation of the customer’s credit in limited instances.
WEX Bank has issued contractual deposits, including certificates of deposit and certain money market deposits with fixed maturity and interest rates, in various maturities ranging between 9 months and 5 years, with interest rates ranging from 0.12 percent to 3.52 percent as of December 31, 2021, as compared to maturities ranging between 1 year and 5 years and interest rates ranging from 1.35 percent to 3.52 percent as of December 31, 2020. As of December 31, 2021, we had approximately $1,218.6 million of contractual deposits outstanding at a weighted average interest rate of 0.48 percent, compared to $503.4 million of contractual deposits outstanding at a weighted average interest rate of 1.81 percent as of December 31, 2020.
WEX Bank has issued interest-bearing money market deposits with interest rates ranging from 0.12 percent to 0.23 percent as of December 31, 2021, as compared to interest rates ranging from 0.12 percent to 0.30 percent as of December 31, 2020. As of December 31, 2021, we had approximately $370.8 million of interest-bearing money market deposits at a weighted average interest rate of 0.20 percent, as compared to $439.9 million of interest-bearing money market deposits at a weighted average interest rate of 0.27 percent as of December 31, 2020.
As of December 31, 2021, all certificates of deposit and money market deposits were in denominations of $250 thousand or less, corresponding to FDIC deposit insurance limits. Interest-bearing money market funds may be withdrawn at any time. We believe that our deposits are paying competitive yields and that there continues to be consumer demand for these instruments.
Customer deposits held were $129.2 million and $116.7 million at December 31, 2021 and 2020, respectively. In accordance with regulatory requirements, WEX Bank maintains reserves against a percentage of certain customer deposits by keeping balances with the Federal Reserve Bank. There was no required reserve at December 31, 2021 and 2020 due to temporarily relaxed Federal Reserve requirements enacted in response to the COVID-19 pandemic.
Beginning in October 2021, WEX Bank holds deposits associated with the HSA custodial cash assets managed by WEX Bank through an investment manager. As of December 31, 2021, such HSA deposits totaled $960.0 million and bore a weighted average interest rate of 0.03 percent.
WEX Bank also borrows from uncommitted federal funds lines to supplement the financing of our accounts receivable. Our federal funds lines of credit were $530.0 million and $376.0 million as of December 31, 2021 and 2020, respectively, with $20.0 million of borrowings as of December 31, 2020. There were no outstanding borrowings on federal funds lines at December 31, 2021.
From time to time, WEX Bank utilizes alternative funding sources such as IntraFi Network LLC’s (formerly Promontory Interfinancial Network, LLC) ICS service, which provides for one-way buy transactions among banks for the purposes of purchasing cost-effective variable-rate funding without collateralization. WEX Bank may purchase brokered money market demand accounts and demand deposit accounts in an amount not to exceed $125.0 million through this service. There were no outstanding balances for ICS purchases at December 31, 2021 and 2020.
Amended and Restated Credit Agreement
On April 1, 2021, the Company entered into the Amended and Restated Credit Agreement, which amended and restated the 2016 Credit Agreement. As part of the Amended and Restated Credit Agreement, the lenders agreed to (i) increase commitments under the Company’s secured revolving credit facility from $870.0 million to $930.0 million (the “Revolving Credit Facility”), (ii) provide additional senior secured tranche A term loans (the “Tranche A Term Loans”) resulting in an aggregate outstanding principal amount of the Tranche A Term Loans equal to $978.4 million, (iii) re-establish the senior secured tranche B term loans’ aggregate principal at $1,442.0 million (the “Tranche B Term Loans”), (iv) eliminate the 0.75 percent eurocurrency rate floor with respect to the Revolving Credit Facility, and (v) make certain other changes to the previously existing 2016 Credit Agreement, including without limitation, (a) extending the maturity dates for the Tranche A Term Loans and Revolving Credit Facility to April 1, 2026 and the maturity date for the Tranche B Term Loans to April 1, 2028, (b) providing additional flexibility with respect to certain negative covenants, prepayments and other provisions of the Company’s previously existing 2016 Credit Agreement, and (c) revising the Company’s maximum consolidated leverage ratio for all future quarters.
As of December 31, 2021, the Company had an outstanding principal amount of $941.7 million on the Tranche A Term Loans, an outstanding principal amount of $1,431.2 million on the Tranche B Term Loans, borrowings of $119.8 million on the Revolving Credit Facility and letters of credit of $51.4 million drawn against the Revolving Credit Facility.
The Revolving Credit Facility and the Tranche A Term Loans bear interest at variable rates, at the Company’s option, plus an applicable margin determined based on the Company’s consolidated leverage ratio, as determined in accordance with the Amended and Restated Credit Agreement. The Tranche B Term Loans bear interest at variable rates, at the Company’s option, plus an applicable margin, which is fixed at 1.25 percent for base rate borrowings and 2.25 percent with respect to eurocurrency rate borrowings. Under the Amended and Restated Credit Agreement, the Company pays a quarterly commitment fee at a rate per annum ranging from 0.25 percent to 0.50 percent of the daily unused portion of the Revolving Credit Facility, determined based on the consolidated leverage ratio. Prior to maturity, the Tranche A Term Loans and Tranche B Term Loans require scheduled quarterly payments of $12.2 million and $3.6 million, respectively, due on the last day of each March, June, September and December.

Under the terms of the Amended and Restated Credit Agreement, incremental loans could be made available upon the request of the Company, subject to specified terms and conditions, including receipt of lender commitments. Such incremental loans may not exceed the greater of (x) $375.0 million and (y) 75 percent of consolidated EBITDA, adjusted for certain voluntary prepayments and repurchases of term loans, reductions of commitments under the Revolving Credit Facility, and Incremental Facilities, as defined within the Amended and Restated Credit Agreement, established or incurred, or that could be established or incurred without causing the Company’s consolidated secured leverage ratio to exceed 4.00 to 1.00.
See Item 8 – Note 16, Financing and Other Debt, for further information with respect to the Amended and Restated Credit Agreement.
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
Debt Covenants
The Amended and Restated Credit Agreement contains various affirmative and negative covenants that, subject to certain customary exceptions, limit the Company and its subsidiaries’ including, in certain limited circumstances, WEX Bank and the Company’s other regulated subsidiaries, ability to, among other things (i) incur additional debt, (ii) pay dividends or make other distributions on, redeem or repurchase capital stock, or make investments or other restricted payments, (iii) enter into transactions with affiliates, (iv) dispose of assets or issue stock of restricted subsidiaries or regulated subsidiaries, (v) create liens on assets, or (vi) effect a consolidation or merger or sell all, or substantially all, of the Company’s assets. Additionally, the indenture governing the Convertible Notes contains customary negative and affirmative covenants that, subject to certain customary exceptions, limit the Company and its subsidiaries', but excluding WEX Bank and the Company's other regulated subsidiaries, ability to, among other things, incur additional debt. These covenants are subject to important exceptions and qualifications.
The Amended and Restated Credit Agreement also requires, solely for the benefit of the lenders of the Tranche A Term Loan and lenders under the Revolving Credit Facility, that the Company maintain at the end of each fiscal quarter the following financial ratios:
•a consolidated interest coverage ratio (as defined in the Amended and Restated Credit Agreement) of no less than 3.00 to 1.00; and
•a consolidated leverage ratio (as defined in the Amended and Restated Credit Agreement) of no more than 6.00 to 1.00 for the quarter ended December 31, 2021, 5.75 to 1.00 for the quarter ending March 31, 2022, 5.50 to 1.00 for the quarter ending June 30, 2022, 5.25 to 1.00 for the quarter ending September 30, 2022, 5.00 to 1.00 for the quarters ending December 31, 2022 through September 30, 2023, and 4.75 to 1.00 thereafter.

The indenture governing the Convertible Notes includes a debt incurrence covenant that restricts the Company from incurring certain indebtedness, including disqualified stock and preferred stock issued by the Company or its subsidiaries, subject to customary exceptions, including if, after giving effect to any such proposed incurrence or issuance, and the receipt and application of the proceeds therefrom, the ratio of (x) the Company’s consolidated EBITDA for the most recent four fiscal quarters for which financial statements are available, to (y) the Company’s consolidated fixed charges for such period would be greater than 1.5:1.0. The indenture governing the Convertible Notes also contains other customary terms and covenants, including customary events of default.
We were in compliance with all material covenants and restrictions at December 31, 2021.
Participation Debt
From time to time, WEX Bank enters into participation agreements with third-party banks to fund customers’ balances that exceed WEX Bank’s lending limit to individual customers. Associated unsecured borrowings generally carry a variable interest rate set according to an applicable reference rate plus a margin of 225 to 250 basis points as of December 31, 2021. As of December 31, 2021, the Company had outstanding participation agreements for the borrowing of up to $45.0 million through December 31, 2022 and up to $35.0 million thereafter through December 31, 2023. There was $1.5 million borrowed against these participation agreements as of December 31, 2021 with an average interest rate of 2.54 percent. There were no amounts borrowed against participation agreements as of December 31, 2020.
Australian Securitization Facility
The Company maintains a securitized debt agreement with MUFG Bank, Ltd., which currently extends through April 2022. Under the terms of the agreement, each month on a revolving basis, the Company sells certain of its Australian receivables to the Company’s Australian Securitization Subsidiary, which in turn uses the receivables as collateral to issue asset-backed commercial paper (“securitized debt”). The amount collected on the securitized receivables is restricted to pay the securitized debt and is not available for general corporate purposes.
The Company pays a variable interest rate on the outstanding balance of the securitized debt, based on the Australian Bank Bill Rate plus an applicable margin. The interest rate was 0.91 percent and 0.97 percent as of December 31, 2021 and 2020, respectively. The Company had securitized debt under this facility of approximately $70.1 million and $62.6 million as of December 31, 2021 and 2020, respectively.
European Securitization Facility
Under the terms of the Company’s securitized debt agreement with MUFG Bank, Ltd. through April 2022, each month on a revolving basis, the Company sells certain of its receivables from selected European countries to its European Securitization Subsidiary, which in turn uses the receivables as collateral to issue securitized debt. The amount collected on the securitized receivables is restricted to pay the securitized debt and is not available for general corporate purposes. The interest rate was 0.92 percent and 0.98 percent as of December 31, 2021 and December 31, 2020, respectively. The Company had $30.8 million and $23.4 million of securitized debt under this facility as of December 31, 2021 and December 31, 2020, respectively.
WEX Bank Accounts Receivable Factoring
WEX Bank is party to a receivables purchase agreement with an unrelated third-party financial institution to sell certain of our trade accounts receivable under non-recourse transactions, which extends through August 2022, after which the agreement can be renewed for successive one-year periods assuming WEX provides advance written notice that is accepted by the purchaser. This agreement is an off-balance sheet arrangement. WEX Bank continues to service the receivables post-transfer with no participating interest. The Company obtained a true-sale opinion from an independent attorney, which states that the factoring agreement provides legal isolation upon WEX Bank bankruptcy or receivership under local law. As such, transfers under this arrangement are treated as a sale. Proceeds from the sale are reported net of negotiated discount rates and are accounted for as a reduction in trade accounts receivable because effective control of the receivables is transferred to the buyer. The Company sold approximately $2.9 billion and $4.1 billion of trade accounts receivable under this arrangement during the years ended December 31, 2021 and 2020, respectively. Proceeds from the sales, which are reported net of a negotiated discount rate, are recorded in operating activities within our consolidated statement of cash flows. The loss on factoring was insignificant for the years ended December 31, 2021 and 2020.
WEX Europe Services Accounts Receivable Factoring
WEX Europe Services is party to a factoring arrangement with an unrelated third-party financial institution (the “Purchasing Bank”) to sell certain of its customer accounts receivable in order to accelerate the collection of the Company’s cash and reduce internal costs, thereby improving liquidity. This agreement is an off-balance sheet arrangement. The agreement automatically renews each January 1 unless either party gives not less than 90 days written notice of their intention to withdraw. Under this arrangement, the Purchasing Bank establishes a credit limit for each customer account. The factored receivables are without recourse to the extent that the customer balances are maintained at or below the established credit limit. For customer receivable balances in excess of the Purchasing Bank’s credit limit, the Company maintains the risk of default. The Company obtained a true sale opinion from an independent attorney, which states that the factoring agreement provides legal isolation upon WEX Europe Services bankruptcy or receivership under local law and creates a sale of receivables for amounts transferred both below and above the established credit limits. As a result, the Purchasing Bank is deemed the purchaser of these receivables and is entitled to enforce payment of these amounts from the debtor. Accordingly, transfers under this arrangement are treated as sales and accounted for as reductions in trade accounts receivable because effective control of the receivables is transferred to the buyer. The Company continues to service these receivables post-transfer with no participating interest.
Available capacity is dependent on the level of our trade accounts receivable eligible to be sold and the financial institution’s willingness to purchase such receivables. As such, this factoring arrangement can be reduced or eliminated at any time due to market conditions and changes in the credit worthiness of our customers, which would negatively impact our liquidity.
Proceeds from the sales, which are recorded net of applicable costs, are recorded in operating activities within our consolidated statement of cash flows. The Company sold approximately $566.4 million and $452.2 million of receivables under this arrangement during the years ended December 31, 2021 and December 31, 2020, respectively. Charge-backs on balances in excess of the credit limit during the years ended December 31, 2021 and December 31, 2020 were insignificant.
WEX Bank
WEX Bank, is subject to various regulatory capital requirements administered by the FDIC and the Utah DFI. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, WEX Bank must meet specific capital guidelines that involve quantitative measures of WEX Bank’s assets, liabilities and certain off-balance sheet items. WEX Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could limit our business activities and have a material adverse effect on our business, results of operations and financial condition. Qualitative measures established by regulation to ensure capital adequacy require WEX Bank to maintain minimum amounts and ratios as defined in the regulations. As of December 31, 2021, WEX Bank met all the requirements to be deemed “well-capitalized” pursuant to FDIC regulation and for purposes of the Federal Deposit Insurance Act.
Notes Redemption
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
Other Liquidity Matters
At December 31, 2021, we had variable-rate borrowings of $2.5 billion under our Amended and Restated Credit Agreement. We periodically review our projected borrowings under our Amended and Restated Credit Agreement and the current interest rate environment in order to ascertain whether interest rate swaps should be used to reduce our exposure to interest rate volatility. As of December 31, 2021, we maintained certain interest rate swap contracts that mature at various times through May 2026. Collectively, these derivative contracts are intended to economically hedge the LIBOR component of future interest payments associated with our variable rate borrowings under our Amended and Restated Credit Agreement. See Item 8 – Note 12, Derivative Instruments, and Item 8 – Note 18, Fair Value, for more information
The Company’s long-term cash requirements consist primarily of amounts owed on the Amended and Restated Credit Agreement and various facility lease agreements.
As of December 31, 2021, we had $51.4 million in letters of credit outstanding, which are off-balance sheet arrangements, and $758.8 million in remaining borrowing capacity under the Amended and Restated Credit Agreement, subject to the covenants as described above. The letters of credit are issued by us in favor of third-party beneficiaries and primarily related to facility lease agreements and virtual card and fuel payment processing activity at our foreign subsidiaries. These irrevocable letters of credit are unsecured and are renewed on an annual basis unless the Company chooses not to renew them.

We have entered into commitments to extend credit in the ordinary course of business. We had approximately $7.5 billion of unused commitments to extend credit at December 31, 2021, as part of established customer agreements, which are off-balance sheet arrangements. These amounts may increase or decrease during 2022 as we increase or decrease credit to customers, subject to appropriate credit reviews, as part of our lending product agreements. Many of these commitments are not expected to be utilized. We can adjust most of our customers’ credit lines at our discretion at any time. Therefore, we do not believe total unused credit available to customers and customers of strategic relationships represents future cash requirements. We believe that we can adequately fund actual cash requirements related to these credit commitments through the issuance of certificates of deposit, borrowed federal funds and other debt facilities.
We currently have authorization from our board of directors to repurchase up to $150 million of our common stock through September 30, 2025, subject to earlier termination by the board of directors. The program is funded either through our future cash flows or through borrowings on our Amended and Restated Credit Agreement. Share repurchases may be made through open market purchases, privately negotiated transactions, block trades or otherwise, and may be commenced or suspended at any time. The Company’s management, based on its evaluation of market and economic conditions and other factors, determines the timing and number of shares repurchased. We did not purchase any shares of our common stock during the year ended December 31, 2021. The dollar value of shares that were available to be purchased under our share repurchase program remained at $150 million as of December 31, 2021.
Contractual Obligations
The table below summarizes the estimated amounts of payments under contractual obligations as of December 31, 2021:

	Payments Due By Period
(In thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease obligations(1)	$120,310	$19,987	$28,239	$18,727	$53,357
Long-term debt obligations:
Term loans	2,372,927	63,342	126,683	823,817	1,359,085
Interest payments on term loans(2)	278,922	52,826	101,545	84,810	39,741
Revolving line-of-credit(7)	119,800	—	—	119,800	—
Interest payments on revolving line-of-credit(8)	10,714	2,521	5,042	3,151	—
Convertible Notes	310,000	—	—	—	310,000
Interest payments on Convertible Notes(3)	120,900	20,150	40,300	40,300	20,150
Other commitments:
Contractual deposits(4)	1,218,641	566,427	422,723	229,491	—
Interest on contractual deposits	8,182	3,742	3,929	511	—
Minimum volume purchase commitments(5)	34,743	11,352	23,391	—	—
Deferred cash payments on acquisition(6)	37,500	—	37,500	—	—
Other (9)	19,136	10,391	8,745	—	—
Total	$4,651,775	$750,738	$798,097	$1,320,607	$1,782,333
(1) Operating lease obligations – Primarily represents undiscounted cash flows for remaining lease payments under long-term operating leases for office space. See Item 8 – Note 15, Leases, for more information regarding our leases.
(2) Interest payments on term loans – Interest payments are based on effective rates and credit spreads in effect as of December 31, 2021. See Item 8 – Note 16, Financing and Other Debt, for more information.
(3) Interest payments on Convertible Notes – Interest payments are based on the coupon rate and assuming that the Company will elect to settle all interest payments in cash. See Item 8 – Note 16, Financing and Other Debt, for more information.
(4) Contractual deposits – Includes certificates of deposit and certain money market deposits, which have a fixed maturity and interest rate. See Item 8 – Note 11, Deposits, for more information.
(5) Minimum volume purchase commitments – Two of the Company’s subsidiaries are required to purchase a minimum amount of fuel from suppliers on an annual basis. If the minimum requirement is not fulfilled, they are subject to penalties based on the amount of spend below the minimum annual volume commitment. The table above represents the Company’s annual penalty assuming we purchase no fuel under these commitments after December 31, 2021.
(6) Deferred cash payments on acquisition – Relates to deferred cash payments owed pursuant to the acquisition of certain contractual rights to serve as custodian or sub-custodian to certain HSAs from Bell Bank. The purchase agreement also includes potential additional consideration payable annually by WEX that is calculated on a quarterly basis and is contingent, and based, upon any future increases in the Federal Funds rate. The continent payment period began on July 1, 2021 and extends through the earlier of December 31, 2030, or the date when the cumulative amount paid as contingent consideration equals $225.0 million. Given the timing of contingent consideration is dependent on future changes in interest rates and therefore uncertain, the table above does not include any amounts related to this contingent consideration. See Item 8 – Note 4, Acquisitions, for more information.

(7) Revolving line-of-credit – Amounts borrowed under the Revolving Credit Facility can be rolled forward with applicable interest rate resets in accordance with the terms of the Amended and Restated Credit Agreement through the April 1, 2026 maturity of this facility. See Item 8 – Note 16, Financing and Other Debt, for more information.
(8) Interest payments on revolving line-of-credit – Interest payments are based on effective rates and credits spreads in effect as of December 31, 2021, assuming that the balance on the revolving line-of-credit as of December 31, 2021 remains constant over the life of the agreement. See Item 8 – Note 16, Financing and Other Debt, for more information.
(9) Other – This amount is comprised of contractually obligated future payments due under information technology service and hotel contracts.
Uncertain tax benefits – The Company has excluded $5.0 million in gross unrecognized tax benefits from the table above, $4.4 million of which could be settled during 2022 as a result of certain examinations or expiration of statutes of limitation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk related to interest rates, foreign currency exchange rates and commodity prices. From time to time, the Company enters into derivative instrument arrangements to manage these risks.
Interest Rate Risk
Amended and Restated Credit Agreement
The Company is party to interest rate swap contracts to manage interest rate risk. Such contracts are intended to economically hedge the LIBOR component of future interest payments associated with outstanding variable-interest rate borrowings under the Company’s Amended and Restated Credit Agreement. We periodically review the projected borrowings under our Amended and Restated Credit Agreement and the current interest rate environment in order to ascertain whether interest rate swaps should be used to reduce our exposure to interest rate volatility. See Item 8 – Note 12, Derivative Instruments, for more information. As of December 31, 2021, the Company had variable-interest rate borrowings of $2.5 billion under the Amended and Restated Credit Agreement and interest rate swap contracts with a notional amount of $1.9 billion, leaving unhedged borrowings under the Amended and Restated Credit Agreement of $642.7 million.
Deposits
At December 31, 2021, WEX Bank had deposits outstanding of $2.7 billion. The deposits are generally short-term in nature, though certain certificates of deposit and fixed term money market deposits are issued in up to five-year maturities. Upon maturity, the deposits will likely be replaced by issuing new deposits to the extent they are needed. See Item 8 – Note 11, Deposits, for more information.
Securitized debt
Under the terms of the Company’s securitized debt agreements with MUFG Bank, Ltd., the Company sells certain of its Australian and European receivables to its Australian and European securitization subsidiaries, respectively. These subsidiaries use the receivables as collateral to issue variable interest rate securitized debt. At December 31, 2021, the Company had $100.9 million outstanding in securitized debt with interest payable based on variable rates. See Item 8 – Note 16, Financing and Other Debt for more information.
Federal funds
WEX Bank borrows from uncommitted federal funds lines of credit at a variable interest rate, to supplement the financing of the Company's accounts receivable. There were no outstanding borrowings as of December 31, 2021. See Item 8 – Note 16, Financing and Other Debt for more information.
Sensitivity Analysis
The following table presents a sensitivity analysis of the impact of changes in interest rates on our deposits and corporate debt, assuming amounts outstanding, the notional amounts of our interest rate swap agreements, and certificate of deposit maturities in place as of December 31, 2021 remain the same. Actual results may differ materially.

In thousands	2022 impact of 1.00% increase in interest rates
Amended and Restated Credit Agreement	$6,427
Securitized debt	1,009
Contractual deposits[1]	3,454
Money market deposits	3,708
HSA deposits	9,600
1 Includes certificates of deposit and certain money market deposits, which have a fixed maturity and interest rate.
In addition to the Company’s borrowings included in the above table, as part of the acquisition of contractual rights to serve as custodian or sub-custodian to certain HSAs, the Company may be required to pay additional consideration to Bell Bank annually that is calculated on a quarterly basis and is contingent, and based, upon any future increases in the Federal Funds rate. An increase of 1 percent in the Federal Funds Rate over the baseline Federal Funds Rate included in the purchase agreement would result in an increase in annual amounts payable to Bell Bank of approximately $12.8 million. The contingent consideration payment period began on July 1, 2021 and extends until the earlier of (i) the year ending December 31, 2030, and (ii) the date when cumulative amounts paid as contingent consideration equals $225.0 million. The liability for this contingent consideration is considered a derivative and recorded on the Company’s consolidated balance sheets at fair value. As of December 31, 2021, the fair value of this derivative liability was $67.3 million. Significant increases or decreases in the Federal Funds rates could result in material increases or decreases to the derivative liability and associated non-operating income or expense. See Item 8 - Note 18, Fair Value for more information.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of WEX Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of WEX Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

•We performed testing of revenue recorded with a combination of substantive analytical procedures, which compares our independent expectation of revenue we developed to the amount of revenue recorded by management, and by performing detail testing of transactions, which compares the recorded revenue for sample transactions to source documents and testing the accuracy of the recorded revenue.

Acquisitions — Refer to Note 4 to the financial statements

Critical Audit Matter Description

The Company completed the acquisitions of benefitexpress on June 1, 2021 for $275 million and eNett and Optal on December 15, 2020 for $577.5 million and accounted for these acquisitions under the acquisition method of accounting for business combinations. In 2020, the Company estimated the preliminary fair value of the acquired eNett and Optal businesses for purposes of recording the acquisition. During 2021, the purchase price for these acquisitions was allocated to the assets acquired and liabilities assumed based on their respective fair values, including the intangible assets identified of $160 million.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the forecasts of future cash flows and the selection of the discount rates used by management in the fair value determination of the intangibles included the following, among others:

•We tested the effectiveness of controls over the valuation of the intangible assets, including management’s control over the forecasts of future cash flows and selection of the discount rates.

•We assessed the reasonableness of management’s forecasts of future cash flows by comparing the projections to historical results, certain peer companies and industry data and tested the mathematical accuracy of the forecasts.

•With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodologies and (2) discount rates used by:

–Evaluating the valuation methods to ensure consistency with generally accepted valuation practices.

–Testing the source information underlying the determination of the discount rates and testing the mathematical accuracy of the calculations.

–Developing a range of independent estimates and comparing those to the discount rates selected by management.

•We evaluated whether the estimated future cash flows were consistent with evidence obtained in other areas of the audit.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
March 1, 2022

We have served as the Company's auditor since 2003.

WEX INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year ended December 31,
	2021	2020	2019
Revenues
Payment processing revenue	$858,990	$698,891	$825,592
Account servicing revenue	526,858	449,456	413,552
Finance fee revenue	255,323	198,523	247,318
Other revenue	209,371	212,999	237,229
Total revenues	1,850,542	1,559,869	1,723,691
Cost of services
Processing costs	482,870	419,041	400,439
Service fees	52,804	47,289	57,027
Provision for credit losses	45,114	78,443	65,664
Operating interest	9,157	23,810	41,915
Depreciation and amortization	112,164	104,592	94,725
Total cost of services	702,109	673,175	659,770
General and administrative	326,878	292,109	275,807
Sales and marketing	319,078	266,684	259,869
Depreciation and amortization	160,477	157,334	142,404
Legal settlement	—	162,500	—
Impairment charges	—	53,378	—
Loss on sale of subsidiary	—	46,362	—
Operating income (loss)	342,000	(91,673)	385,841
Financing interest expense	(128,422)	(157,080)	(134,677)
Net foreign currency loss	(12,339)	(25,783)	(926)
Change in fair value of contingent consideration	(40,100)	—	—
Other income	3,617	491	932
Net unrealized gain (loss) on financial instruments	39,190	(27,036)	(34,654)
Income (loss) before income taxes	203,946	(301,081)	216,516
Income tax provision (benefit)	67,807	(20,597)	61,223
Net income (loss)	136,139	(280,484)	155,293
Less: Net income (loss) from non-controlling interests	846	3,466	(1,030)
Net income (loss) attributable to WEX Inc.	135,293	(283,950)	156,323
Change in value of redeemable non-controlling interest	(135,156)	40,312	(57,317)
Net income (loss) attributable to shareholders	$137	$(243,638)	$99,006

Net income (loss) attributable to shareholders per share:
Basic	$—	$(5.56)	$2.29
Diluted	$—	$(5.56)	$2.26
Weighted average common shares outstanding:
Basic	44,718	43,842	43,316
Diluted	45,312	43,842	43,769
See notes to consolidated financial statements.

WEX INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year ended December 31,
	2021	2020	2019
Net income (loss)	$136,139	$(280,484)	$155,293

Other comprehensive income, net of tax:
Unrealized losses on available-for-sale debt securities:
Unrealized holding losses arising during period	(6,224)	—	—
Less: reclassification adjustment for losses included in net income	101	—	—
Total unrealized losses on available-for-sale debt securities	(6,123)	—	—
Foreign currency translation adjustments	(31,494)	27,864	1,784
Other comprehensive (loss) income, net of tax	(37,617)	27,864	1,784

Comprehensive income (loss)	98,522	(252,620)	157,077
Less: Comprehensive income (loss) attributable to non-controlling interest	527	4,289	(1,088)
Comprehensive income (loss) attributable to WEX Inc.	$97,995	$(256,909)	$158,165

See notes to consolidated financial statements.

WEX INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2021	2020
Assets
Cash and cash equivalents	$588,923	$852,033
Restricted cash	667,915	477,620
Accounts receivable	2,891,242	1,993,329
Investment securities	948,677	—
Securitized accounts receivable, restricted	125,186	93,236
Prepaid expenses and other current assets	77,569	86,629
Total current assets	5,299,512	3,502,847
Property, equipment and capitalized software	179,531	188,340
Goodwill	2,908,057	2,688,138
Other intangible assets	1,643,296	1,552,012
Investment securities	39,650	37,273
Deferred income taxes, net	5,635	17,524
Other assets	231,147	197,227
Total assets	$10,306,828	$8,183,361
Liabilities and Stockholders’ Equity
Accounts payable	$1,021,911	$778,207
Accrued expenses	476,971	362,472
Restricted cash payable	668,014	477,620
Short-term deposits	2,026,420	911,395
Short-term debt, net	155,769	152,730
Other current liabilities	50,614	58,429
Total current liabilities	4,399,699	2,740,853
Long-term debt, net	2,695,365	2,874,113
Long-term deposits	652,214	148,591
Deferred income taxes, net	192,965	220,122
Other liabilities	273,706	164,546
Total liabilities	8,213,949	6,148,225
Commitments and contingencies (Note 20)
Redeemable non-controlling interest	254,106	117,219
Stockholders’ Equity
Common stock $0.01 par value; 175,000 shares authorized; 49,255 shares issued in 2021 and 48,616 in 2020; 44,827 shares outstanding in 2021 and 44,188 in 2020	492	485
Additional paid-in capital	844,051	872,711
Retained earnings	1,289,089	1,286,976
Accumulated other comprehensive loss	(122,517)	(82,935)
Treasury stock at cost; 4,428 shares in 2021 and 2020	(172,342)	(172,342)
Total WEX Inc. stockholders’ equity	1,838,773	1,904,895
Non-controlling interest	—	13,022
Total stockholders’ equity	1,838,773	1,917,917
Total liabilities and stockholders’ equity	$10,306,828	$8,183,361
See notes to consolidated financial statements.

WEX INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock Issued		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2019	47,557	$475	$593,262	$(117,291)	$(172,342)	$1,481,593	$10,227	$1,795,924
Stock issued under share-based compensation plans	192	2	4,939	—	—	—	—	4,941
Share repurchases for tax withholdings	—	—	(10,352)	—	—	—	—	(10,352)
Stock-based compensation expense	—	—	45,811	—	—	—	—	45,811
Adjustments of redeemable non-controlling interest	—	—	41,400	—	—	(98,715)	—	(57,315)
Foreign currency translation	—	—	—	1,842	—		(58)	1,784
Net income (loss)	—	—	—	—	—	156,323	(594)	155,729
Balance at December 31, 2019	47,749	477	675,060	(115,449)	(172,342)	1,539,201	9,575	1,936,522
Cumulative effect adjustment (1)	—	—	—	—	—	(8,587)	(190)	(8,777)
Balance at January 1, 2020	47,749	477	675,060	(115,449)	(172,342)	1,530,614	9,385	1,927,745
Stock issued under share-based compensation plans	290	2	9,271	—	—	—	—	9,273
Fair value of stock issued through private placement, net of issuance costs of $968	577	6	92,970	—	—	—	—	92,976
Share repurchases for tax withholdings	—	—	(9,519)	—	—	—	—	(9,519)
Equity component of the Convertible Notes, net of allocated issuance costs of $570 and taxes of $13,623	—	—	41,066	—	—	—	—	41,066
Stock-based compensation expense	—	—	63,863	—	—	—	—	63,863
Change in value of redeemable non-controlling interest	—	—	—	—	—	40,312	—	40,312
Foreign currency translation	—	—	—	27,041	—	—	823	27,864
Transfer of cumulative translation adjustment on the sale of subsidiary	—	—	—	5,473	—	—	—	5,473
Net (loss) income	—	—	—	—	—	(283,950)	2,814	(281,136)
Balance at December 31, 2020	48,616	485	872,711	(82,935)	(172,342)	1,286,976	13,022	1,917,917
Cumulative effect adjustment (2)	—	—	(41,982)	—	—	1,976	—	(40,006)
Balance at January 1, 2021	48,616	485	830,729	(82,935)	(172,342)	1,288,952	13,022	1,877,911
Stock issued under share-based compensation plans	639	7	44,190	—	—	—	—	44,197
Share repurchases for tax withholdings	—	—	(23,457)	—	—	—	—	(23,457)
Stock-based compensation expense	—	—	74,758	—	—	—	—	74,758
Acquisition of non-controlling interest, net of $538 in acquisition costs (Note 4)	—	—	(82,169)	(2,284)	—	—	(13,077)	(97,530)
Unrealized loss on available-for-sale debt securities	—	—	—	(6,123)	—	—	—	(6,123)
Change in value of redeemable non-controlling interest	—	—	—	—	—	(135,156)	—	(135,156)
Foreign currency translation	—	—	—	(31,175)	—	—	(319)	(31,494)
Net income	—	—	—	—	—	135,293	374	135,667
Balance at December 31, 2021	49,255	$492	$844,051	$(122,517)	$(172,342)	$1,289,089	$—	$1,838,773

(1) Reflects the impact of the Company’s modified retrospective adoption of ASU 2016-13
(2) Reflects the impact of the Company’s modified retrospective adoption of ASU 2020-06 (See Note 1, Basis of Presentation and Summary of Significant Accounting Policies)

See notes to consolidated financial statements.

WEX INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net income (loss)	$136,139	$(280,484)	$155,293
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net realized and unrealized (gains) losses	(29,861)	48,042	29,792
Change in fair value of contingent consideration	40,100	—	—
Stock-based compensation	74,758	63,863	45,811
Depreciation and amortization	272,641	261,926	237,129
Loss on sale of subsidiary	—	46,362	—
Amortization of premiums on investment securities	1,324	—	—
Gain on sale of equity investment	(3,617)	—	—
Loss on disposal of property, equipment and capitalized software	4,378	—	—
Debt restructuring and debt issuance cost amortization	15,521	26,196	9,942
Provision (benefit) for deferred taxes	12,878	(29,342)	19,667
Provision for credit losses	45,114	78,443	65,664
Impairment charges	—	53,378	—
Non-cash adjustments related to tax receivable agreement	—	(491)	(932)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable and securitized accounts receivable	(959,128)	592,947	(67,645)
Prepaid expenses and other current and other long-term assets	29,830	6,514	31,337
Accounts payable	252,967	(183,708)	139,187
Accrued expenses and restricted cash payable	299,866	151,236	31,627
Income taxes	4,141	15,083	(12,266)
Other current and other long-term liabilities	(46,653)	7,054	(21,435)
Net cash provided by operating activities	150,398	857,019	663,171
Cash flows from investing activities
Purchases of property, equipment and capitalized software	(86,041)	(80,471)	(102,860)
Cash paid on sale of subsidiary	—	(22,470)	—
Proceeds from sale or distribution of equity investment	3,117	837	—
Purchases of equity securities	(318)	(6,459)	(5,567)
Maturities of equity securities	—	181	230
Purchases of available-for-sale debt securities	(994,035)	—	—
Maturities of available-for-sale debt securities	34,955	—	—
Acquisitions, net of cash and restricted cash acquired	(558,784)	(220,704)	(882,417)
Net cash used for investing activities	(1,601,106)	(329,086)	(990,614)
Cash flows from financing activities
Repurchase of share-based awards to satisfy tax withholdings	(23,457)	(9,519)	(10,352)
Proceeds from stock option exercises	44,197	9,273	4,941
Net change in deposits	1,620,284	(396,065)	176,603
Net activity on other debt	(18,500)	(66,915)	(43,148)
Borrowings on revolving credit facility	1,647,000	300,000	1,267,704
Repayments on revolving credit facility	(1,527,200)	(300,000)	(1,265,251)
Borrowings on term loans	112,819	—	688,990
Repayments on term loans	(63,659)	(64,611)	(64,329)
Redemption of Notes	(400,000)	—	—
Proceeds from issuance of Convertible Notes	—	299,150	—
Proceeds from issuance of common stock	—	90,000	—
Issuance costs	(8,935)	(17,048)	(3,442)
Net change in securitized debt	20,720	(23,521)	(1,943)
Net cash provided by (used for) financing activities	1,403,269	(179,256)	749,773
Effect of exchange rates on cash, cash equivalents and restricted cash	(25,376)	(405)	4,020
Net change in cash, cash equivalents and restricted cash	(72,815)	348,272	426,350
Cash, cash equivalents and restricted cash, beginning of year(a)	1,329,653	981,381	555,031
Cash, cash equivalents and restricted cash, end of year(a)	$1,256,838	$1,329,653	$981,381

Supplemental cash flow information	2021	2020	2019
Interest paid	$132,160	$163,292	$175,993
Income taxes paid (refunded)	50,621	(8,444)	50,964
Supplemental disclosure of non-cash investing and financing activities
Capital expenditures incurred but not paid	$5,143	$3,179	$4,771
Non-cash contribution from non-controlling interest	12,457	—	—
Deferred cash consideration as part of asset acquisition	47,408	—	—
Contingent consideration as part of asset acquisition	27,200	—	—
Promissory note received in exchange for sale of equity investment	500	—	—

(a) The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within our consolidated balance sheets to amounts within our consolidated statements of cash flows for the years ended December 31, 2021, 2020 and 2019:

	December 31,
	2021	2020	2019
Cash and cash equivalents at beginning of year	$852,033	$810,932	$541,498
Restricted cash at beginning of year	477,620	170,449	13,533
Cash, cash equivalents and restricted cash at beginning of year	$1,329,653	$981,381	$555,031

Cash and cash equivalents at end of year	$588,923	$852,033	$810,932
Restricted cash at end of year	667,915	477,620	170,449
Cash, cash equivalents and restricted cash at end of year	$1,256,838	$1,329,653	$981,381
See notes to consolidated financial statements.

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.	Basis of Presentation and Summary of Significant Accounting Policies
Business Description
WEX Inc. (“Company”, “we” or “our”) is the global commerce platform that simplifies the business of running a business. We operate in three reportable segments: Fleet Solutions, Travel and Corporate Solutions, and Health and Employee Benefit Solutions, which are described in more detail in Note 24, Segment Information. The Company was founded in 1983, and trades on the NYSE under the ticker WEX.
Basis of Presentation and Use of Estimates and Assumptions
The accompanying consolidated financial statements for the years ended December 31, 2021, 2020 and 2019, include the accounts of the Company and its wholly and majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
The Company prepares its consolidated financial statements in conformity with GAAP and with the Rules and Regulations of the SEC, specifically Regulation S–X and the instructions to Form 10–K. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates and those differences may be material. These estimates and assumptions take into account historical and forward-looking factors, including but not limited to the potential impacts arising from COVID-19 and related policies and initiatives. As of December 31, 2021, the COVID-19 pandemic is continuing to evolve and its impact on the business going forward cannot reasonably be foreseen as it will depend on many factors outside of our control. As the events continue to evolve with respect to the pandemic, our estimates may materially change in future periods.
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

The Company adopted ASU 2020-06 utilizing the modified-retrospective approach, recognizing the cumulative adjustment to retained earnings as of the effective date, without restatement of prior period amounts. As a result of the adoption of ASU 2020-06, the Convertible Notes and its conversion feature are now accounted for as a single unit of account and interest expense related to the amortization of the Convertible Notes’ debt discount in 2021 declined by $5.5 million from what would otherwise have been recognized in our consolidated statement of operations had the Company not adopted ASU 2020-06.
The following table illustrates the adoption impact of ASU 2020-06:

	January 1, 2021
(In thousands)	Prior to adoption	Impact of adoption	As reported
Long-term debt, net	$2,874,113	$52,115	$2,926,228
Deferred income taxes, net (within total liabilities)	220,122	(12,109)	208,013
Additional paid-in capital	872,711	(41,982)	830,729
Retained earnings	1,286,976	1,976	1,288,952
The Company continues to apply the if-converted method to calculate the impact of the Convertible Notes on the diluted earnings per share as required by ASU 2020-06. See the following Earnings per Share significant accounting policy for more information.

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Significant Accounting Policies
Cash and Cash Equivalents
Highly liquid investments with original maturities at the time of purchase of three months or less (that are readily convertible to cash) are considered to be cash equivalents and are stated at cost, which approximates fair value. Cash and cash equivalents include Eurodollar time deposits and money market funds, which are unsecured short-term investments entered into with financial institutions.
Restricted Cash
Restricted cash represents funds collected from individuals or employers on behalf of our customers that are to be remitted to third parties, funds required to be maintained under certain vendor agreements, and amounts received from OTAs held in segregated accounts until a transaction is settled. Restricted cash is not available to fund the Company’s operations. We maintain an offsetting liability against the restricted cash.
Accounts Receivable, Net of Allowances
Accounts receivable consists of amounts billed to and due from customers across a wide range of industries and other third parties. The Company often extends short-term credit to cardholders and pays the merchant or payment network, as applicable, for the purchase price, less the fees it retains and records as revenue. The Company subsequently collects the total purchase price from the cardholder. In general, the Company’s trade receivables provide for payment terms of 30 days or less. Receivables not paid in full by payment due dates, as stated within the terms of the agreement, are generally considered past due and subject to late fees and interest based upon the outstanding receivables balance. The Company discontinues late fee and interest income accruals on outstanding receivables once customers are 90 and 120 days past the invoice due date, respectively. Payments received subsequent to discontinuing late fee and interest income accruals are first applied to outstanding late fees and interest, and the Company resumes accruing interest and late fee income as earned on future receivables balances. Receivables are generally written off when they are 180 days past invoice origination date or upon declaration of bankruptcy of the customer, subject to local regulatory restrictions.
The Company extends revolving credit to certain small fleets. These accounts are also subject to late fees and balances that are not paid in full are subject to interest charges based on the revolving balance. The Company had approximately $93.7 million and $60.2 million in receivables with revolving credit balances as of December 31, 2021 and 2020, respectively.
Allowance for Accounts Receivable
The allowance for accounts receivable reflects management’s current estimate of uncollectible balances on its accounts receivable and consists primarily of reserves for credit losses. The Company adopted Topic 326 on January 1, 2020, which amended the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables and off-balance sheet credit exposures. The Company utilized the modified-retrospective approach at adoption, under which prior period comparable financial information was not adjusted.
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
As a result of the adoption of Topic 326, the reserve for expected credit losses includes both a quantitative and qualitative reserve component. The quantitative component is primarily calculated using an analytic model, which includes the consideration of historical loss experience and past events to calculate actual loss-rates at the portfolio level. It also includes

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
reserves against specific customer account balances determined to be at risk for non-collection based on customer information including delinquency, changes in payment patterns and other information. The qualitative component is determined through analyzing recent trends in economic indicators and other current and forecasted information to determine whether loss-rates are expected to change significantly in comparison to historical loss-rates at the portfolio level. When such indicators are forecasted to deviate from the current or historical median, the Company qualitatively assesses what impact, if any, the trends are expected to have on the reserve for credit losses. Economic indicators include consumer price indices, consumer spending and unemployment trends, among others. See Note 6, Allowance for Accounts Receivable for changes in the accounts receivable allowances by portfolio segment during the year ended December 31, 2021 and 2020 as a result of these assessments.
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
•Travel and Corporate Solutions - The customer base is comprised of businesses operating in a wide range of industries including large OTAs. With the exception of the eNett and WEX Payments portfolios, which have minimal credit risk due to their respective business models and collection terms, the associated credit losses are sporadic and closely correlate with trends in consumer metrics, including consumer spending and the consumer price index.
•Health and Employee Benefit Solutions - The customer base includes third-party administrators, individual employers and employees. The associated credit losses are generally low. Prior to the sale of WEX Latin America in September 2020, the Company maintained credit exposure on certain associated receivables not sold to the securitization fund and accordingly established an allowance for credit losses, which was included in the Health and Employee Benefit Solutions balance.
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
The allowance for accounts receivable also includes reserves for waived finance fees, which are used to maintain customer goodwill and recorded against the late fee revenue recognized, as well as reserves for fraud losses, which are recorded as credit losses. The reserve for fraud losses is determined by monitoring pending fraud cases, customer-identified fraudulent activity, known and suspected fraudulent activity identified by the Company, as well as unconfirmed suspicious activity in order to make judgments as to probable fraud losses.
Off-Balance Sheet Arrangements
The Company has various off-balance sheet commitments, including the extension of credit to customers, accounts receivable factoring and accounts receivable securitization, which carry credit risk exposure. Such arrangements are described in Note 20, Commitments and Contingencies, and Note 13, Off-Balance Sheet Arrangements. These items were not significantly impacted by Topic 326.
Investment Securities
Investment securities held by the Company consist of (i) custodial assets managed and invested by WEX Bank through an investment manager, which are reflected within current assets on our consolidated balance sheets and (ii) securities purchased and held by WEX Bank primarily in order to meet the requirements of the Community Reinvestment Act, which are reflected within non-current assets on our consolidated balance sheets. Investment securities consist primarily of equity securities and available-for-sale debt securities, including U.S. treasury notes and bonds, corporate debt securities and asset or mortgage-backed securities. Investment securities are reflected in the consolidated balance sheets at fair value and are classified as current or long-term based on Management’s determination of whether such securities are available for use in current operations, regardless of the securities’ stated maturity dates. The cost basis of investment securities is based on the specific

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
identification method. Accrued interest on investment securities is recorded within prepaid expenses and other current assets on the consolidated balance sheets. As of December 31, 2021, accrued interest on investment securities was $4.2 million. Accrued interest on investment securities as of December 31, 2020 was immaterial.
Unrealized holding gains and losses on equity securities are included in net unrealized (loss) gain on financial instruments within the consolidated statements of operations.
Realized gains and losses on available-for sale debt securities are recorded within other revenue on the consolidated statements of operations. Unrealized gains and losses on available-for-sale debt securities, net of applicable taxes, are recorded in accumulated other comprehensive loss on the consolidated balance sheets. Available-for-sale debt securities are considered impaired if the fair value of the investment is less than its amortized cost. If it is more likely than not that the Company will have to sell the security before recovery of its amortized cost basis, the security is written down to its fair value and the difference is recognized in operating income. If the Company deems it is not likely to sell such security before recovery of its amortized cost basis, the Company bifurcates the impairment into credit-related and non-credit-related components. In evaluating whether a credit-related loss exists, the Company considers a variety of factors including: the extent to which the fair value is less than the amortized cost basis; adverse conditions specifically related to the issuer of a security, an industry or geographic area; the failure of the issuer of the security to make scheduled interest or principal payments; and any changes to the rating of the security by a rating agency. A loss on available-for-sale securities attributed to a credit-related component is determined by comparing the present value of cash flows expected to be collected from the security with the amortized cost basis of the security and is recorded within the provision for credit losses on our consolidated statements of operations. To the extent this expected credit loss decreases in future periods, the charge to the provision for credit losses is reversed. The portion of the loss attributed to non-credit-related components is reflected within accumulated other comprehensive loss on the consolidated balance sheets, net of applicable taxes. To the extent this loss decreases in future periods, the Company records a reduction to accumulated other comprehensive loss, net of applicable taxes.
Derivatives
From time to time, the Company utilizes derivative instruments as part of its overall strategy to reduce the impact of interest rate volatility. The Company’s derivative instruments are recorded at fair value on the consolidated balance sheets. The Company’s derivative instruments outstanding at December 31, 2021 and 2020 consist of interest rate swap agreements that have not been designated as hedges and a contingent consideration liability. Realized gains and losses on interest rate swap derivatives are recognized in financing interest expense and unrealized gains and losses on the interest rate swap derivatives are recognized in net unrealized gains and losses on financial instruments. The change in the estimated fair value of the contingent consideration liability is recognized separately on the consolidated statement of operations. For the purposes of cash flow presentation, realized and unrealized gains or losses on the interest rate swaps and unrealized gains or losses on the contingent consideration liability are included within cash flows from operating activities. Cash payments for contingent consideration will be included within cash flows from financing activities, up to the initial liability balance at acquisition. Any contingent consideration paid in excess of the initial liability balance will be included within cash flows from operating activities.
Leases
The Company's real estate leases are accounted for using a right-of-use model, which recognizes that at the date of commencement, a lessee has a financial obligation to make lease payments to the lessor for the right to use the underlying asset during the lease term. The lessee recognizes a corresponding right-of-use asset related to this right. Some of our leases include options to extend the term of the lease. When it is reasonably certain that we will exercise the option, we include the impact of the option in the lease term for purposes of determining future lease payments. The Company made an accounting policy election to not recognize assets or liabilities for leases with a term of less than twelve months and to account for all components in a lease arrangement as a single combined lease component. Short-term lease payments are recognized on a straight-line basis. Certain of our lease agreements include variable rent payments, consisting primarily of rental payments adjusted periodically for inflation and amounts paid to the lessor based on cost or consumption, such as maintenance and utilities. These costs are recognized in the period in which the obligation is incurred. As the Company’s leases do not specify an implicit rate, the Company uses an incremental borrowing rate based on information available at the lease commencement date to determine the present value of the lease payments.
The Company evaluates right-of-use assets for impairment when events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Additionally, the Company may choose to exit a lease prior to the end of the lease term. In circumstances when the Company has made the decision to exit the lease and does not have the ability and intent

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
to sublease such exited facility, the Company adjusts the estimated useful life of the right-of-use asset so that it ends on the cease use date. The accelerated lease expense is recognized on a straight-line basis through the end of the useful life.
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
    The Company’s developed internal-use software is used to provide processing and information management services to customers. A significant portion of the Company’s capital expenditures is devoted to the development of such internal-use computer software. Costs incurred during the preliminary project stage are expensed as incurred. Software development costs are capitalized during the application development stage. Capitalization begins when the preliminary project stage is complete, as well as when management authorizes and commits to the funding of the project. Capitalization of costs ceases when the software is ready for its intended use. Costs related to maintenance of internal-use software are expensed as incurred.
Below are the amounts of internal-use computer software capitalized within property, equipment and capitalized software and the related amortization expense incurred on all internal-use computer software during the years ended December 31:

(in thousands)	2021	2020	2019
Gross amounts capitalized for internal-use computer software (including construction-in-process)	$77,808	$58,881	$74,432
Amounts expensed for amortization of internal-use computer software	$74,189	$72,363	$57,821
Cloud Computing Arrangements
The Company capitalizes implementation costs in cloud computing arrangements, including development costs on third party technology platforms. Such amounts are amortized, when ready for intended use, over the lesser of the term of the hosting arrangement or the useful life of the underlying software.
As of December 31, 2021, the Company had the following costs capitalized with respect to cloud computing arrangements on the consolidated balance sheet:

	Year Ended December 31,
(in thousands)	2021	2020
Gross cloud computing costs (inclusive of in-process amounts)	$10,269	$6,360
Accumulated amortization	2,529	387
Net cloud computing costs	$7,740	$5,973

Included in prepaid expenses and other current assets	$3,369	$4,570
Included in other assets	$4,371	$1,403
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

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
During our annual goodwill impairment test performed as of October 1, 2020, we determined that the reduced volumes attributable in part to COVID-19, had a significant negative impact on the fair value of the WEX Fleet Europe reporting unit (the 2019 Go Fuel Card acquisition). Based on the carrying value of this reporting unit exceeding its fair value at that date, the Company recorded a $53.4 million goodwill impairment charge during the year ended December 31, 2020. As of December 31, 2020, there was $65.8 million remaining goodwill associated with this reporting unit. See Note 9, Goodwill and Other Intangible Assets, for further information regarding the outcome of the Company’s annual goodwill impairment test performed as of October 1, 2021, 2020, and 2019.
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
Impairment of Long-Lived Assets
The Company’s long-lived assets primarily include property, equipment, capitalized software, right-of-use assets and intangible assets. The carrying values of long-lived assets are reviewed for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be recoverable. Such conditions may include a reduction in operating cash flow or a dramatic change in the manner in which the asset is intended to be used.
To test for impairment of long-lived assets, the Company generally uses a probability-weighted estimate of the future undiscounted net cash flows of the assets over their remaining lives to determine if the value of the asset is recoverable. Long-lived assets are grouped with other assets and liabilities at the lowest level for which independent identifiable cash flows are determinable, which is generally at the reporting unit level.
An asset impairment is recognized when the carrying value of the asset is not recoverable based on the analysis described above, in which case the asset is written down to its fair value. If the asset does not have a readily determinable

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
market value, a discounted cash flow model may be used to determine the fair value of the asset. In circumstances when an asset does not have separate identifiable cash flows, an impairment charge is recorded when the Company no longer intends to use the asset.
Fair Value of Financial Instruments
The Company holds mortgage-backed securities, U.S. treasury notes, corporate debt securities, mutual funds, money market funds, derivatives (see Note 12, Derivative Instruments) and certain other financial instruments that are carried at fair value. The Company determines fair value based upon quoted prices when available or through the use of alternative approaches, such as model pricing, when market quotes are not readily accessible or available. Various factors are considered in determining the fair value of the Company’s obligations, including: closing exchange or over-the-counter market price quotations; benchmark interest rates; time value and volatility factors underlying options and derivatives; price activity for equivalent instruments; and the Company’s own-credit standing.
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
Revenue Recognition
The Company generally accounts for its revenue under Topic 606 or ASC 310, Receivables for rights or obligations associated with financial instruments. The Company generally records revenue net, equal to consideration retained, based upon its conclusion that the Company is the agent in its principal versus agent relationships. When making this determination, the Company evaluated the nature of its promise to the customer and determined that it does not control a promised good or service before transferring that good or service to the customer, but rather arranges for another entity to provide the goods or services.
The vast majority of the Company’s Topic 606 revenue is derived from stand-ready obligations to provide payment processing, transaction processing and SaaS services and support. As such, we view these services as comprising a series of distinct days of service that are substantially the same and have the same pattern of transfer to the customer. Accordingly, the promise to stand ready is accounted for as a single-series performance obligation. The transaction-based fees are generally calculated based on measures such as (i) percentage of dollar value of volume processed; (ii) number of transactions processed; or (iii) some combination thereof. The Company has entered into agreements with major oil companies, fuel retailers, vehicle maintenance providers, OTAs and health partners, which provide services and limited products to the Company’s customers. These agreements specify that a transaction is deemed to be captured when the Company has validated that the transaction has no errors and has accepted and posted the data to the Company’s records. Revenue is recognized based on the value of services transferred to date using a time elapsed output method. See Note 3, Revenue, for a description of the major components of revenue.

The Company enters into contracts with certain large customers or partners that provide for fee rebates tied to performance milestones. Such rebates and incentives are calculated based on estimated performance and the terms of the related business agreements and are typically recorded within revenue. Amounts paid to certain partners in our Fleet Solutions and Travel and Corporate Solutions segments are recorded within sales and marketing expense on our consolidated statements of operations.

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Stock-Based Compensation
The Company recognizes the fair value of all stock-based payments to employees and directors in its consolidated financial statements. The fair value of DSUs, RSUs, and PBRSUs without a market condition are determined and fixed on the grant date based on the closing price of the Company’s stock as reported by the NYSE. The Company estimates the grant date fair value of service-based stock option awards using a Black-Scholes-Merton valuation model and awards granted with market conditions (including market performance-based stock option awards, TSR performance awards, and PBRSUs with a TSR performance condition) using a Monte Carlo simulation model.
Stock-based compensation expense is recorded net of estimated forfeitures over each award’s requisite service period. The Company uses the straight-line methodology for recognizing the expense associated with service-based stock options and RSU grants and a graded-vesting methodology for the expense recognition of market performance-based stock options and PBRSUs.
See Note 22, Stock-Based Compensation, for further information.
Advertising Costs
Advertising and marketing costs are expensed in the period incurred. During the years ended December 31, 2021, 2020 and 2019, advertising expense was $20.6 million, $17.4 million and $17.9 million, respectively.
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
Earnings per Share
Basic earnings per share is computed by dividing net income (loss) attributable to shareholders by the weighted average number of shares of common stock and vested DSUs outstanding during the year. The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that the numerator is increased for tax-effected interest expense associated with our Convertible Notes and the denominator is increased for the assumed issuance of common shares upon conversion of the Convertible Notes under the “if converted” method unless the effect is anti-dilutive. Additionally, diluted earnings per share includes the assumed exercise of dilutive options and the assumed issuance of unvested RSUs and performance-based awards for which the performance condition has been met as of the date of determination, using the treasury stock method unless the effect is anti-dilutive. The treasury stock method assumes that proceeds, including cash received from the exercise of employee stock options and the average unrecognized compensation expense for unvested share-based compensation awards, would be used to purchase the Company’s common stock at the average market price during the period.
The following table summarizes net income (loss) attributable to shareholders and reconciles basic and diluted shares outstanding used in the earnings per share computations:

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year ended December 31,
(In thousands)	2021	2020	2019
Net income (loss) attributable to shareholders	$137	$(243,638)	$99,006

Weighted average common shares outstanding – Basic	44,718	43,842	43,316
Dilutive impact of share-based compensation awards[1]	594	—	453
Weighted average common shares outstanding – Diluted	45,312	43,842	43,769
1 Due to the Company’s net loss position for the year ended December 31, 2020, 0.5 million incremental shares that would otherwise have been dilutive, are excluded from the table above as the effect of including those shares would be anti-dilutive.
For the years ended December 31, 2021, 2020 and 2019, an immaterial number of outstanding share-based compensation awards were excluded from the computation of diluted earnings per share under the treasury stock method, as the effect of including these awards would be anti-dilutive.
It is the Company's current intention to settle all conversions of the Convertible Notes in shares of the Company’s common stock. Under the “if-converted” method, 1.6 million shares of the Company's common stock associated with the assumed conversion of these Convertible Notes as of the beginning of the period have been excluded from diluted shares outstanding for the years ended December 31, 2021 and 2020 as the effect of including such shares would be anti-dilutive.
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
Gains and losses on foreign currency transactions as well as the remeasurement of the Company’s cash, receivable and payable balances that are denominated in foreign currencies, are recorded directly in net foreign currency (loss) in the consolidated statements of operations. However, gains or losses resulting from intercompany transactions where repayment is not anticipated for the foreseeable future are not recognized in the consolidated statements of operations. In these situations, the gains or losses are deferred and included as a component of accumulated other comprehensive loss.
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss (“AOCL”) consists of unrealized gains and losses on debt securities and foreign currency translation adjustments pertaining to the net investment in foreign operations. The Company has a full valuation allowance recorded against its deferred tax assets on unrealized losses on debt securities included within AOCL. In addition, unrealized gains and losses on foreign currency translation adjustments within AOCL are substantially considered indefinitely reinvested outside the United States. Accordingly, there were no material deferred taxes recorded on such unrealized losses on debt securities and foreign currency translation adjustments for the years ended December 31, 2021, 2020 and 2019.

2.	Recent Accounting Pronouncements
The following table provides a brief description of recent accounting pronouncements not yet adopted and their anticipated impact on our financial statements:

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Standard	Description	Date/Method of Adoption	Effect on financial statements or other significant matters
Not Yet Adopted as of December 31, 2021
ASU 2021-08, Business Combinations	This standard requires acquirers within the scope of Subtopic 805-10 Business Combinations to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. This will generally result in an acquirer recognizing and measuring acquired contract asset and liabilities consistent with how they were recognized and measured in an acquiree’s financial statements if they were prepared in accordance with GAAP. Previously, contract assets and contract liabilities acquired were recognized at their fair value on the acquisition date.	Effective for fiscal years beginning after December 15, 2022.	The Company will early adopt this ASU effective January 1, 2022. Adoption will not have any material effect on the consolidated financial statements and will be accounted for prospectively for business combinations in the scope of ASC 805.
ASU 2020–04, Reference Rate Reform and ASU 2021-01, Reference Rate Reform: Scope	These standards provide optional guidance for a limited period of time to ease the potential financial reporting burden in accounting for (or recognizing the effects of) the discontinuation of LIBOR resulting from reference rate reform. The amendments provide optional expedients and exceptions for applying GAAP to contracts and other transactions impacted by reference rate reform. If certain criteria are met, an entity will not be required to remeasure or reassess contracts impacted by reference rate reform.	Election is available through December 31, 2022.	The Company is currently evaluating the implications of these amendments to its current efforts for reference rate reform implementation and any impact the adoption of these ASUs would have on its financial condition and results of operations. While the Company has not yet determined if and when it will adopt these standards, the adoption of such standards is not expected to have a material effect on the Company’s consolidated financial statements.

3.	Revenue
In accordance with Topic 606, revenue is recognized when, or as, performance obligations are satisfied as defined by the terms of the contract, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for goods or services provided.
The following tables disaggregate our consolidated revenue:

	Year Ended December 31, 2021
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Topic 606 revenues
Payment processing revenue	$513,365	$274,092	$71,533	$858,990
Account servicing revenue	17,631	44,157	314,351	376,139
Other revenue	81,531	3,628	25,521	110,680
Topic 606 revenues	$612,527	$321,877	$411,405	$1,345,809
Non-Topic 606 revenues	$498,888	$3,041	$2,804	$504,733
Total revenues	$1,111,415	$324,918	$414,209	$1,850,542

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended December 31, 2020
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Topic 606 revenues
Payment processing revenue	$404,843	$229,144	$64,904	$698,891
Account servicing revenue	17,512	41,927	253,706	313,145
Other revenue	78,620	2,559	35,734	116,913
Topic 606 revenues	$500,975	$273,630	$354,344	$1,128,949
Non-Topic 606 revenues	$417,335	$4,210	$9,375	$430,920
Total revenues	$918,310	$277,840	$363,719	$1,559,869

	Year Ended December 31, 2019
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Topic 606 revenues
Payment processing revenue	$457,244	$303,385	$64,963	$825,592
Account servicing revenue	17,709	43,293	205,524	266,526
Other revenue	83,765	3,340	28,225	115,330
Topic 606 revenues	$558,718	$350,018	$298,712	$1,207,448
Non-Topic 606 revenues	$479,677	$17,808	$18,758	$516,243
Total revenues	$1,038,395	$367,826	$317,470	$1,723,691
Substantially all revenues relate to services transferred to the customer over time.
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
The Company has determined that the merchant is the customer as it relates to interchange income, regardless of the type of network through which transactions are processed. The Company’s primary performance obligation to merchants is a stand-ready commitment to provide payment and transaction processing services as the merchant requires, which is satisfied over time in daily increments. Since the timing and quantity of transactions to be processed by us is not determinable, the total consideration is determined to be variable consideration. The variable consideration for our payment and transaction processing

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
service is usage-based and therefore specifically relates to our efforts to satisfy our obligation. The variability is satisfied each day the service is provided to the customer. We directly ascribe variable fees to the distinct day of service to which it relates, and we consider the services performed each day in order to ascribe the appropriate amount of total fees to that day. Therefore, we measure interchange income on a daily basis based on the services that are performed on that day.
In determining the amount of consideration received related to these services, the Company applied the principal-agent guidance in Topic 606 and assessed whether it controls services performed by other intermediaries. Based on this assessment, the Company determined that WEX does not control the services performed by merchant acquirers, card networks and sponsor banks as each of these parties is the primary obligor for their portion of payment and transaction processing services performed. Therefore, interchange income is recognized net of fees owed to these intermediaries. Conversely, the Company determined that services performed by third-party payment processors are controlled by the Company as it is responsible for directing how the third-party payment processor authorizes and processes transactions. Therefore, such fees paid to third-party payment processors are recorded as service fees within cost of services.
Additionally, the Company enters into contracts with certain large customers or strategic cardholders that provide for fee rebates tied to performance milestones. When such fee rebates constitute consideration payable to a customer or other party that purchases services from the customer, they are considered variable consideration and are recorded as a reduction in payment processing revenue in the same period that related interchange income is recognized. For the years ended December 31, 2021, 2020, and 2019, variable consideration totaled $908.7 million, $537.7 million, and $891.0 million respectively. Fee rebates made to certain other partners in exchange for customer referrals are recorded as sales and marketing expenses.
Account Servicing Revenue
In our Fleet Solutions segment, account servicing revenue is primarily comprised of monthly fees charged to cardholders based on the number of vehicles serviced. These fees are primarily in return for providing monthly vehicle data reports and are recognized on a monthly basis as the service is provided. The Company also recognizes account servicing revenue related to reporting services on telematics hardware placements which are within the scope of Topic 606. Additionally, account servicing revenue includes other fees recognized as revenue when assessed to the cardholder as part of the lending relationship, which are outside the scope of Topic 606.
In our Travel and Corporate Solutions segment, account servicing reflects licensing fees earned for use of our accounts receivable and accounts payable SaaS platforms, all of which is within the scope of Topic 606.
In our Health and Employee Benefit Solutions segment, we recognize account servicing fees for the per-participant per-month fee charged per consumer on our SaaS healthcare technology platform and a program fee for custodial services performed on behalf of our HSA account holders. Customers including health plans, third-party administrators, financial institutions and payroll companies typically enter into three to five-year contracts, which contain significant termination penalties. This revenue is within the scope of Topic 606.
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
Other Revenue
In our Fleet Solutions segment, other revenue primarily consists of transaction processing revenue, other fees charged to the merchants, professional services, including software development projects and other services sold subsequent to the core offerings, and the sales of telematics hardware, and permit sales to our over-the-road customers, all of which are within the

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
scope of Topic 606. Revenue is recognized when control of the services or hardware is transferred to our customers, in an amount that reflects the consideration that we expect to receive in exchange for those services. We also recognize certain contractual fees charged to cardholders in other revenue, which are outside the scope of Topic 606.
In our Travel and Corporate Solutions segment, the majority of other revenue reflects international settlement fees, which is outside the scope of Topic 606 and recognized as the service is performed. In our Health and Employee Benefit Solutions segment, other revenue primarily consists of professional services, which is within the Topic 606, and is recognized as the services are performed, in the amount we expect to receive from these services. Additionally, beginning in 2021, our Health and Employee Benefit Solutions segment other revenue includes income earned on the HSA custodial assets transferred to, and managed and invested by, WEX Bank. This revenue is outside the scope of Topic 606 and is accounted for under Topic 320. Prior to the sale of the WEX Latin America business, other revenue in our Health and Employee Benefit Solutions segment also included the gain on sale of WEX Latin America receivables, which was outside the scope of Topic 606 and is recognized on the sale date of the receivables.
Contract Balances
The majority of the Company’s receivables, which are excluded from the table below, are either due from cardholders who have not been deemed our customer as it relates to interchange income, or from revenues earned outside of the scope of Topic 606. The Company’s contract assets consist of upfront payments to customers under long-term contracts and are recorded upon the later of when the Company recognizes revenue for the transfer of the related goods or services or when the Company pays or promises to pay the consideration. The resulting asset is amortized against revenue as the Company satisfies its performance obligations under these arrangements. The Company’s contract liabilities consist of customer payments received before the Company has satisfied the associated performance obligations. The significant increase in contract assets and liabilities in 2021 is related to incentive bonuses and payments associated with contract modifications with key counterparties.
The following table provides information about these contract balances:

(In thousands)
Contract balance	Location on the consolidated balance sheets	December 31, 2021	December 31, 2020
Receivables	Accounts receivable, net	$49,303	$43,541
Contract assets	Prepaid expenses and other current assets	$8,975	$5,495
Contract assets	Other assets	$40,718	$19,927
Contract liabilities	Other current liabilities	$9,123	$8,530
Contract liabilities	Other liabilities	$58,900	$24,614
Refund liabilities	Accrued expenses	$—	$5,265
Impairment losses recognized on our contract assets were immaterial for the years ended December 31, 2021, 2020 and 2019. In the years ended December 31, 2021 and 2020, we recognized revenue of $3.5 million and $5.2 million included in the opening contract liabilities balances, respectively.
Remaining Performance Obligations
The Company’s unsatisfied, or partially unsatisfied performance obligations as of December 31, 2021 represent the remaining minimum monthly fees on a portion of contracts across the lines of business, deferred revenue associated with stand ready payment processing obligations and contractually obligated professional services yet to be provided by the Company. The total remaining performance obligations below are not indicative of the Company’s future revenue, as they relate to an insignificant portion of the Company’s operations.

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table includes revenue expected to be recognized related to remaining performance obligations at the end of the reporting period.

(In thousands)	2022	2023	2024	2025	2026	Thereafter	Total
Minimum monthly fees[1]	$69,104	$40,313	$17,597	$5,959	$873	$—	$133,846
Professional services[2]	5,540	66	3	3	—	—	5,612
Other[3]	5,648	6,855	11,604	16,417	19,961	30,426	90,911
Total remaining performance obligations	$80,292	$47,234	$29,204	$22,379	$20,834	$30,426	$230,369
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
The Company incurred and expensed costs directly related to completed acquisitions of $2.4 million, $97.9 million and $13.0 million in 2021, 2020 and 2019, respectively. Costs incurred and expensed related to acquisitions in-process were immaterial for the years ended December 31, 2021 and 2020, and were $4.8 million for the year ended December 31, 2019. Acquisition-related costs for all years presented are included within general and administrative expenses, except for the financing fees incurred in 2020, that are presented in financing interest expense in the consolidated statements of operations.
Asset Acquisition
On April 1, 2021, WEX Inc. completed the acquisition of certain contractual rights to serve as custodian or sub-custodian to over $3 billion of HSAs from the HealthcareBank division of Bell Bank, which is owned by State Bankshares, Inc. This acquisition increased the Company’s role in its customer-directed healthcare ecosystem and aligns with its growth strategy. On the closing of the acquisition, WEX Inc. paid Bell Bank initial cash consideration of $200.0 million. Pursuant to the purchase agreement, WEX Inc. agreed to make an additional deferred cash payment of $25.0 million in July 2023 and a second additional deferred cash payment of $25.0 million in January 2024. As of June 1, 2021, in connection with the acquisition by WEX Health of Cirrus Holdings, LLC further discussed below in this Note 4, Acquisitions and in Note 19, Redeemable Non-Controlling Interest, the second deferred payment of $25.0 million was reduced by the amount of $12.5 million (the “Payment Offset”). As a result of the Payment Offset, WEX Inc. continues to owe Bell Bank $12.5 million for the second additional deferred cash payment, which is due and payable in January 2024.
The purchase agreement also includes potential additional consideration payable to Bell Bank annually that is calculated on a quarterly basis and is contingent, and based, upon any future increases in the Federal Funds rate. The contingent payment period began on July 1, 2021 and shall extend until the earlier of (i) the year ending December 31, 2030, or (ii) the date when the cumulative amount paid as contingent consideration equals $225.0 million.
Given the acquisition does not meet the definition of a business, the Company accounted for this transaction as an asset acquisition, recognizing $263.4 million as a definite-lived intangible rights asset as of the acquisition date, with a weighted average life of 5.6 years. As more fully described in Note 19, Redeemable Non-Controlling Interest, as part of this acquisition WEX Inc. allocated $11.2 million of the initial cash consideration to the repurchase of SBI’s non-controlling interest in the U.S. Health business, reducing SBI’s ownership percentage to 4.53 percent. Additionally, the Company recorded an initial deferred liability of $47.4 million equal to the present value of the deferred cash payments and a derivative liability of $27.2 million related to the additional consideration contingent upon future increases in the Federal Funds rate. Refer to Note 18, Fair Value, for further information on the valuation of the derivative liability. The deferred payments and derivative liability are presented as other liabilities within the consolidated balance sheet as of December 31, 2021. Transaction costs related to the acquisition were immaterial and expensed as incurred.
During October 2021, the Company transferred $960 million of these HSA assets previously managed by third party depository institutions to WEX Bank. See Note 11, Deposits for more information.
Acquisition of Remaining Interest in WEX Europe Services

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

(In thousands)
Purchase price	$96,992
Reduction in:
Non-controlling interest[1]	(13,077)
Accumulated other comprehensive income	(2,284)
Additional paid-in capital[2]	(81,631)
1 Reduces non-controlling interest to zero as of the acquisition date.
2 In conjunction with the acquisition, the Company incurred $0.5 million in acquisition costs, which further reduced additional paid-in capital.
Business Acquisitions
The following acquisitions have been accounted for using the acquisition method of accounting, which requires that assets acquired and liabilities assumed be recognized at their respective fair values on the acquisition date.
2021 benefitexpress Acquisition

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
The following is a summary of the preliminary allocation of the purchase price to the assets and liabilities acquired, based on the estimated fair value at the date of acquisition:

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands)	As Reported December 31, 2021
Cash consideration transferred, net of $15.0 million in cash and restricted cash acquired	$259,061
Less:
Accounts receivable	3,103
Customer relationships(a)(d)	84,400
Developed technologies(b)(d)	19,600
Non-compete(c)(d)	2,150
Other assets	4,387
Accrued expenses	(3,498)
Restricted cash payable	(14,328)
Other liabilities	(5,177)
Recorded goodwill	$168,424
(a) Weighted average life -9.3 years.
(b) Weighted average life - 3.6 years.
(c) Weighted average life -2.5 years.
(d) The weighted average life of the $106.2 million of amortizable intangible assets acquired in this business combination is 8.1 years.
Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the anticipated synergies of acquiring the businesses. The goodwill recognized as a result of the acquisition is expected to be deductible for tax purposes.
Since the acquisition date through December 31, 2021, benefitexpress has contributed $24.2 million in total revenues and $2.1 million of losses before income taxes to Company operations. No pro forma information has been included in these financial statements, as the operations of benefitexpress for the period that they were not part of the Company are not material to the Company’s revenues, net income and earnings per share.
2020 eNett and Optal Acquisition/Legal Settlement
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

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
This acquisition has been accounted for as a business combination, which requires that the assets acquired and liabilities assumed be recognized at their respective fair values on the acquisition date. As of December 31, 2021, the purchase accounting is final for the acquisition.
The following is a summary of the final allocation of the purchase price to the assets and liabilities acquired, based on the fair value at the date of acquisition:

(In thousands)	As Reported December 31, 2020	Measurement Period Adjustments	As Reported December 31, 2021 (Final)
Cash consideration transferred, net of $232,155 in cash and restricted cash acquired	$383,204	$119	$383,323
Less: legal settlement	(162,500)	—	(162,500)
Total consideration, net	$220,704	$119	$220,823
Less:
Accounts receivable	14,449	—	14,449
Property and equipment	876	—	876
Customer relationships(a)(c)	79,923	(32,323)	47,600
Developed technologies(b)(c)	63,125	(56,825)	6,300
License agreements	4,208	(4,208)	—
Deferred income tax asset	9,424	3,552	12,976
Other assets	16,605	—	16,605
Accounts payable	(16,244)	—	(16,244)
Accrued expenses	(21,898)	—	(21,898)
Restricted cash payable	(186,956)	—	(186,956)
Deferred income tax liability	(20,152)	12,385	(7,767)
Other liabilities	(14,540)	(888)	(15,428)
Recorded goodwill	$291,884	$78,426	$370,310
(a) Weighted average life - 7.3 years.
(b) Weighted average life - 0.5 years.
(c) The weighted average life of the $53.9 million of amortizable intangible assets acquired in this business combination is 6.5 years.
Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the anticipated synergies of acquiring the businesses. The majority of the goodwill recognized as a result of the acquisition is not deductible for tax purposes.
From the acquisition date and through December 31, 2020, eNett and Optal have contributed immaterial total revenues and loss before income taxes.
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

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following represents unaudited pro forma operational results, which include the impact of measurement period adjustments recorded during the year ended December 31, 2021:

	Year Ended December 31,
(In thousands, except per share data)	2020	2019
Total revenues	$1,610,216	$1,876,494
Net loss attributable to shareholders	$(49,480)	$(62,315)
Net loss attributable to shareholders per share:
Basic	$(1.13)	$(1.44)
Diluted	$(1.13)	$(1.44)
2019 Business Acquisitions
As of December 31, 2020, the purchase accounting was final for our 2019 business acquisitions. No adjustments to the purchase accounting were made during the years ended December 31, 2021 and 2020.
Discovery Benefits
On March 5, 2019, the Company acquired Discovery Benefits, an employee benefits administrator, for a total purchase price of $526.1 million. The seller of Discovery Benefits obtained a 4.9 percent equity interest in PO Holding, the newly formed parent company of WEX Health and Discovery Benefits, which together constituted the U.S. Health business at the time of the acquisition. The fair value of the equity interest was determined to be $100.0 million on the acquisition date. See Note 19, Redeemable Non-Controlling Interest, for further information. The purpose of this acquisition was to obtain the comprehensive suite of products and services for our partners and customers and to open go-to-market channels to include consulting firms and brokers in our Health and Employee Benefit Solutions segment. This acquisition was accounted for as a business combination, resulting in the recording of goodwill. The majority of the associated goodwill is deductible for tax purposes. From the acquisition date through December 31, 2019, Discovery Benefits contributed $94.7 million in total revenues and income before income taxes of $0.3 million.

Noventis
On January 24, 2019, the Company acquired Noventis, a long-time customer and electronic payments network focused on optimizing payment delivery for bills and invoices to commercial entities, for $338.7 million. Excluded from the consideration was $5.5 million paid to certain Noventis shareholders who held unvested option awards at the acquisition date. The modification of these awards to accelerate the vesting resulted in the Company recording this expense as general and administrative expense on our consolidated statement of operations. The Company purchased Noventis to expand our reach as a corporate payments supplier and provide more channels to billing aggregators and financial institutions in our Travel and Corporate Solutions segment. This acquisition was accounted for as a business combination, resulting in the recording of goodwill. The goodwill associated with this acquisition is not deductible for tax purposes. From the acquisition date through December 31, 2019, Noventis contributed $43.8 million in total revenues and income before income taxes of $8.2 million.

Pavestone Capital, LLC
On February 14, 2019, the Company acquired Pavestone Capital, a recourse factoring company that provides working capital to businesses, for a purchase price of $28.0 million, net of cash acquired. The Company purchased Pavestone Capital to complement its existing factoring business. This acquisition was accounted for as a business combination, resulting in the recording of goodwill. The goodwill associated with this acquisition is deductible for tax purposes. From the acquisition date through December 31, 2019, Pavestone Capital revenues and income before income taxes, which are recorded in our Fleet Solutions segment, were not material to Company operations. No pro forma information has been included in these financial statements as the operations of Pavestone Capital for the period that they were not part of the Company are not material to the Company’s revenues, net income and earnings per share.

Go Fuel Card

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
On July 1, 2019, the Company acquired Go Fuel Card, a European fuel card business, for a total purchase price of €235.0 million (equivalent of $266.0 million on date of purchase). The purpose of the acquisition was to strengthen our position in the European market, grow our existing customer base and reduce our sensitivity to retail fuel prices. This acquisition was accounted for as a business combination, resulting in the recording of goodwill. The goodwill associated with the acquisition of Go Fuel Card is deductible for tax purposes. From the acquisition date through December 31, 2019, Go Fuel Card contributed $10.5 million in total revenues and loss before income taxes of $9.1 million. No pro forma information has been included in these financial statements as the operations of Go Fuel Card for the period that they were not part of the Company are not material to the Company’s revenues, net income and earnings per share.

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
The following represents unaudited pro forma operational results:

Year Ended December 31,
(In thousands, except per share data)	2019
Total revenues	$1,742,797
Net income attributable to shareholders	$113,851
Net income attributable to shareholders per share:
Basic	$2.63
Diluted	$2.60

5.	Sale of Subsidiary
On September 30, 2020, the Company sold its wholly-owned subsidiary UNIK S.A., (the “WEX Latin America” business). The operations of UNIK S.A., were included in the Health and Employee Benefit Solutions and Travel and Corporate Solutions segments through the date of sale. The Company does not view this sale of subsidiary as a strategic shift in its operations and therefore it did not meet the criteria of discontinued operations. Under the conditions of the sale agreement, the Company was required to make a payment to the buyer, which has been reflected as fair value of consideration transferred to the buyer in the table below. As part of the divestiture, the Company entered into a transition services agreement with the buyer of up to six months post-closing related to various operational and support services. As part of accounting for this divestiture, the Company determined the transition services agreement was of nominal value. The Company wrote-off the associated assets and liabilities of this entity as of the date of sale and recorded a pre-tax loss on sale of subsidiary of $46.4 million, which has been reflected in the consolidated statement of operations for the year ended December 31, 2020. The pre-tax loss related to the sale of this subsidiary is not deductible for income tax purposes.
The following summarizes the loss on sale of subsidiary:

(In thousands)
Fair value of consideration transferred to the buyer	$7,415
Plus: expenses associated with the sale	2,806
Plus: UNIK S.A. net assets and liabilities, including $12,249 of cash and cash equivalents	36,141
Loss on sale of subsidiary	$46,362

6.	Allowance for Accounts Receivable
The allowance for accounts receivable consists of reserves for both credit and fraud losses, reflecting management’s

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
current estimate of uncollectible balances on its accounts receivable. See Note 1, Basis of Presentation and Summary of Significant Accounting Policies, for more information regarding our policies and procedures for determining the allowance for accounts receivable.
The following tables present changes in the accounts receivable allowances by portfolio segment:

	Year ended December 31,
	2021
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Balance, beginning of year	$49,267	$9,610	$270	$59,147
Provision for credit losses[1]	37,808	6,967	339	45,114
Other[2]	17,631	5	—	17,636
Charge-offs	(54,686)	(6,900)	(198)	(61,784)
Recoveries of amounts previously charged-off	6,727	549	206	7,482
Currency translation	(989)	(300)	—	(1,289)
Balance, end of year	$55,758	$9,931	$617	$66,306

	Year ended December 31,
	2020
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Balance, beginning of year	$50,010	$5,765	$8,076	$63,851
Provision for credit losses[1]	56,620	21,610	213	78,443
Other[2]	19,019	—	—	19,019
Charge-offs[3]	(88,091)	(18,787)	(5,419)	(112,297)
Recoveries of amounts previously charged-off	10,421	175	17	10,613
Currency translation	1,288	847	(2,617)	(482)
Balance, end of year	$49,267	$9,610	$270	$59,147
1 The provision is comprised of estimated credit losses based on the Company’s loss-rate experience and includes adjustments required for forecasted credit loss information. The provision for credit losses reported within this table also includes the provision for fraud losses.
2 Consists primarily of charges to other accounts. The Company earns revenue by assessing monthly finance fees on accounts with overdue balances. These fees are recognized as revenue at the time the fees are assessed. The finance fee is calculated using the greater of a minimum charge or a stated late fee rate multiplied by the outstanding balance that is subject to a late fee charge. On occasion, these fees are waived to maintain relationship goodwill. Charges to other accounts represent the offset against the late fee revenue recognized when the Company establishes a reserve for such waived amounts.
3 For the year ended December 31, 2020, the majority of the Travel and Corporate Solutions segment charge-offs is associated with the sale of the WEX Latin America business. Refer to Note 5, Sale of Subsidiary, for further information.
Concentration of Credit Risk
The receivables portfolio consists of a large group of homogeneous smaller balances across a wide range of industries, which are collectively evaluated for impairment. No one customer receivable balance represented 10 percent or more of the outstanding receivables balance at December 31, 2021 or 2020. The following table presents the outstanding balance of trade accounts receivable that are less than 30 and 60 days past due, shown in each case as a percentage of total trade accounts receivable:

	December 31,
Delinquency Status	2021	2020
29 days or less past due	98%	97%
59 days or less past due	99%	98%

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.	Investment Securities
The Company’s amortized cost and estimated fair value of investment securities as of December 31, 2021 and 2020, are presented below:

(In thousands)	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses	Fair Value(a)
2021
Current:
Debt securities:
U.S. treasury notes	$308,058	$250	$1,113	$307,195
Corporate debt securities	355,102	30	3,289	351,843
Municipal bonds	31,273	44	149	31,168
Asset-backed securities	120,774	24	587	120,211
Mortgage-backed securities	139,590	11	1,341	138,260
Total(d)	$954,797	$359	$6,479	$948,677

Non-current:
Debt securities:
Municipal bonds	$3,107	$1	$—	$3,108
Asset-backed securities	167	1	—	168
Mortgage-backed securities	121	2	—	123
Mutual fund	27,999	—	748	27,251
Pooled investment fund	9,000	—	—	9,000
Total (b)	$40,394	$4	$748	$39,650
Total investment securities(c)	$995,191	$363	$7,227	$988,327
2020
Non-current:
Debt securities:
Municipal bonds	$195	$2	$—	$197
Asset-backed securities	211	—	1	210
Mortgage-backed securities	133	5	—	138
Mutual fund	27,680	48	—	27,728
Pooled investment fund	9,000	—	—	9,000
Total (b)	$37,219	$55	$1	$37,273
Total investment securities(b)(c)	$37,219	$55	$1	$37,273

(a) The Company’s methods for measuring the fair value of its investment securities are discussed in Note 18, Fair Value.
(b) These investments are not deemed available for current operations and have been classified as non-current on the consolidated balance sheets.
(c) Excludes $11.3 million and $9.6 million in equity securities as of December 31, 2021 and 2020, respectively, included in prepaid expenses and other current assets and other assets on the consolidated balance sheets. See Note 17, Employee Benefit Plans, for additional information.
(d) These investments are custodial assets managed and invested by WEX Bank through an investment manager. They are classified as current on the consolidated balance sheets, even though the stated maturity date may be one year or more beyond the current balance sheet date, as the Company views these securities as available for use in current operations, if needed.
The following table presents estimated fair value and gross unrealized losses of debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by security category and length of time such securities have been in a continuous unrealized loss position as of December 31, 2021. There are no expected credit losses that have been recorded against our investment securities as of December 31, 2021. Unrealized losses on the Company’s debt securities as of December 31, 2020 were insignificant.

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Less than one year
(In thousands)	Fair Value	Gross Unrealized Losses
Investment-grade rated debt securities:
U.S. treasury notes	$268,839	$1,113
Corporate debt securities	$336,777	$3,289
Municipal bonds	$24,049	$149
Asset-backed securities	$101,983	$587
Mortgage-backed securities	$132,737	$1,341
The above table includes 188 securities at December 31, 2021, where the current fair value is less than the related amortized cost. Unrealized losses on the Company’s debt securities included in the above table are not considered to be credit-related based upon an analysis that considered the extent to which the fair value is less than the amortized basis of a security, adverse conditions specifically related to the security, changes to credit rating of the instrument subsequent to Company purchase, and the strength of the underlying collateral, if any. Additionally, the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases, which may be maturity.
The following table summarizes the contractual maturity dates of the Company’s debt securities.

	December 31,
	2021		2020
(In thousands)	Net Carrying Amount	Fair Value	Net Carrying Amount	Fair Value
Due after 1 year through year 5	$369,485	$366,605	$—	$—
Due after 5 years through year 10	369,131	367,536	236	236
Due after 10 years	219,576	217,935	303	309
Total	$958,192	$952,076	$539	$545

During the years ended December 31, 2021, 2020 and 2019, unrealized gains and losses related to equity securities still held at those dates were immaterial.

8.	Property, Equipment and Capitalized Software, Net
Property, equipment and capitalized software, net consist of the following:

	December 31,
(In thousands)	2021	2020
Furniture, fixtures and equipment	$84,361	$87,111
Computer software, including internal-use software	509,039	463,614
Leasehold improvements	25,208	32,111
Construction in progress	19,016	7,910
Total	637,624	590,746
Less: accumulated depreciation	(458,093)	(402,406)
Total property, equipment and capitalized software, net	$179,531	$188,340
Depreciation expense was $90.9 million, $90.8 million and $77.7 million in 2021, 2020 and 2019, respectively.

9.	Goodwill and Other Intangible Assets
Goodwill
The changes in goodwill during the period January 1 to December 31, 2021 were as follows:

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands)	Fleet Solutions Segment	Travel and Corporate Solutions Segment	Health and Employee Benefit Solutions Segment	Total
Gross goodwill, January 1, 2021	$1,392,711	$751,398	$608,204	$2,752,313
Current year acquisition	—	—	168,424	168,424
Measurement period adjustments	—	78,426	—	78,426
Foreign currency translation	(12,139)	(14,792)	—	(26,931)
Gross goodwill, December 31, 2021	$1,380,572	$815,032	$776,628	$2,972,232

Accumulated impairment, January 1, 2021	$(54,240)	$(9,935)	$—	$(64,175)
Accumulated impairment, December 31, 2021	$(54,240)	$(9,935)	$—	$(64,175)

Net goodwill, January 1, 2021	$1,338,471	$741,463	$608,204	$2,688,138
Net goodwill, December 31, 2021	$1,326,332	$805,097	$776,628	$2,908,057

The changes in goodwill during the period January 1 to December 31, 2020 were as follows:

(In thousands)	Fleet Solutions Segment	Travel and Corporate Solutions Segment	Health and Employee Benefit Solutions Segment	Total
Gross goodwill, January 1, 2020	$1,378,107	$455,007	$622,109	$2,455,223
2020 acquisitions	—	291,884	—	291,884
Sale of subsidiary	(3,225)	—	(9,936)	(13,161)
Foreign currency translation	17,829	4,507	(3,969)	18,367
Gross goodwill, December 31, 2020	$1,392,711	$751,398	$608,204	$2,752,313

Accumulated impairment, January 1, 2020	$(4,087)	$(9,935)	$—	$(14,022)
Sale of subsidiary	3,225	—	—	3,225
WEX Fleet Europe impairment	(53,378)	—	—	(53,378)
Accumulated impairment, December 31, 2020	$(54,240)	$(9,935)	$—	$(64,175)

Net goodwill, January 1, 2020	$1,374,020	$445,072	$622,109	$2,441,201
Net goodwill, December 31, 2020	$1,338,471	$741,463	$608,204	$2,688,138
During the Company's annual goodwill assessment completed as of October 1, 2020, management determined that the reduced volumes attributable in part to COVID-19, had a significant negative impact on the fair value of the WEX Fleet Europe reporting unit (the 2019 Go Fuel Card acquisition). The fair value of the reporting unit was calculated using a combination of the income and market approaches, utilizing significant judgments including estimated cash flows and market prices from comparable businesses. As the carrying value of this reporting unit exceeded its fair value, the Company recorded a non-cash goodwill impairment charge of $53.4 million to the Fleet Solutions segment. The Company did not record any impairment charges during its annual goodwill assessments completed in the fourth quarter of 2021 and 2019.
Other Intangible Assets
Other intangible assets consist of the following:

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	December 31, 2021			December 31, 2020

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets
Acquired software and developed technology	$288,772	$(192,715)	$96,057	$327,134	$(164,245)	$162,889
Customer relationships	1,888,735	(733,008)	1,155,727	1,842,709	(608,178)	1,234,531
Contractual rights[1]	263,417	(8,847)	254,570	—	—	—
Licensing agreements	145,718	(41,378)	104,340	152,805	(35,010)	117,795
Non-compete agreement	2,150	(251)	1,899	—	—	—
Patent	2,401	(2,401)	—	2,549	(2,549)	—
Trade names and brand names	61,704	(31,001)	30,703	61,978	(25,181)	36,797
Total	$2,652,897	$(1,009,601)	$1,643,296	$2,387,175	$(835,163)	$1,552,012
1 Contractual rights represent intangible rights to serve as custodian or sub-custodian to certain HSAs acquired from the HealthcareBank division of Bell Bank. See Note 4, Acquisitions for more information.
During the years ended December 31, 2021, 2020 and 2019, amortization expense was $181.7 million, $171.1 million and $159.4 million, respectively. The following table presents the estimated amortization expense related to the definite-lived intangible assets listed above for each of the next five fiscal years:

(in thousands)
2022	$170,899
2023	$174,368
2024	$165,286
2025	$154,340
2026	$145,943

10.	Accounts Payable
Accounts payable consists of:

	December 31,
(In thousands)	2021	2020
Merchant payables	$880,075	$647,090
Other payables	141,836	131,117
Accounts payable	$1,021,911	$778,207

11.	Deposits

WEX Bank’s regulatory status enables it to raise capital to fund the Company’s working capital requirements by issuing deposits, subject to FDIC rules governing minimum financial ratios. See Note 25, Supplementary Regulatory Capital Disclosure, for further information concerning these FDIC requirements.
WEX Bank accepts its deposits through certain customers as required collateral for credit that has been extended (“customer deposits”) and through contractual arrangements for brokered and non-brokered certificate of deposit and money market deposit products. Additionally, beginning with October 2021, WEX Bank holds HSA deposits transferred from third-party depository partners to be managed and invested. See Note 4, Acquisitions, for more information regarding the Company’s April 2021 acquisition of contractual rights to serve as custodian or sub-custodian of these deposits.
Customer deposits are generally non-interest bearing, certificates of deposit are issued at fixed rates, money market deposits are issued at both fixed and variable interest rates based on LIBOR or the Federal Funds rate and HSA deposits are issued at rates as defined within the consumer account agreements.

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table presents the composition of deposits, which are classified as short-term or long-term based on their contractual maturities:

	December 31,
(in thousands)	2021	2020
Interest-bearing money market deposits[1]	$370,813	$439,894
Customer deposits	129,180	116,694
HSA deposits[2]	960,000	—
Contractual deposits with maturities within 1 year[1,3,4]	566,427	354,807
Short-term deposits	2,026,420	911,395
Contractual deposits with maturities greater than 1 year and less than 5 years [1,3,4]	652,214	148,591
Total deposits	$2,678,634	$1,059,986

Weighted average cost of HSA deposits outstanding	0.03%	—%
Weighted average cost of funds on contractual deposits outstanding	0.48%	1.81%
Weighted average cost of interest-bearing money market deposits outstanding	0.20%	0.27%
1 As of December 31, 2021 and 2020, all certificates of deposit and money market deposits were in denominations of $250 thousand or less, corresponding to FDIC deposit insurance limits.
2 Deposits held associated with the HSA custodial assets managed and invested by WEX Bank through an investment manager.
3 Original maturities range from 9 months to 5 years, with interest rates ranging from 0.12 percent to 3.52 percent as of December 31, 2021. At December 31, 2020, original maturities ranged from 1 year to 5 years with coupon interest rates ranging from 1.35 percent to 3.52 percent.
4 Includes certificates of deposit and certain money market deposits, which have a fixed maturity and interest rate.
In accordance with regulatory requirements, WEX Bank normally maintains reserves against a portion of its outstanding customer deposits by keeping balances with the Federal Reserve Bank. However, due to currently relaxed Federal Reserve requirements enacted in response to the COVID-19 pandemic, there was no required reserve at December 31, 2021 and 2020.
The following table presents the average interest rates on contractual deposits, HSA deposits and interest-bearing money market deposits for the years ended:

	December 31,
(in thousands)	2021	2020	2019
Average interest rate:
Contractual deposits outstanding[1]	0.78%	2.21%	2.46%
HSA deposits	0.03%	—%	—%
Interest-bearing money market deposits	0.22%	0.61%	2.28%
1 Includes certificates of deposit and certain money market deposits, which have a fixed maturity and interest rate.

12.	Derivative Instruments
The Company is exposed to certain market risks relating to its ongoing business operations. From time to time, the Company enters into derivative instrument arrangements to manage various risks including interest rate risk.
Interest rate swap contracts
The Company has entered into interest rate swap contracts to manage the interest rate risk associated with its outstanding variable-interest rate borrowings. Such contracts are intended to economically hedge the floating benchmark rate component of future interest payments associated with outstanding borrowings under the Company’s Amended and Restated Credit Agreement.

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
A summary of the Company’s interest rate swap contracts with a collective notional amount of $1.9 billion outstanding as of December 31, 2021 is as follows:

Contract Inception Date	Contract End Date	Fixed Interest Rates[1]	Notional Amount at inception (in thousands)
December 2017	December 2022	2.204%	$300,000
March 2020	March 2023	1.954%	150,000
March 2019	March 2023	1.956%	100,000
March 2019	March 2023	2.413%	200,000
March 2020	December 2023	1.862%	200,000
May 2021	May 2024	0.435%	150,000
May 2021	May 2024	0.440%	150,000
May 2021	May 2025	0.678%	300,000
May 2021	May 2026	0.909%	150,000
May 2021	May 2026	0.910%	150,000
1 Fixed interest rates payable by WEX. Counterparties pay floating rate equal to the one-month USD LIBOR.
The following table presents information on the location and amounts of interest rate swap gains and losses:

(In thousands)		Year ended December 31,
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Consolidated Statements of Operations	2021	2020	2019
Interest rate swap contracts – unrealized portion	Net unrealized gain (loss) on financial instruments	$39,986	$(27,569)	$(35,363)
Interest rate swap contracts – realized portion	Financing interest expense	$25,650	$15,842	$(5,411)
In addition to its interest rate swap contracts, at December 31, 2021 the Company has a contingent consideration derivative liability associated with its asset acquisition from Bell Bank. See Note 4, Acquisitions, for further discussion of this derivative. Also, see Note 18, Fair Value, for more information regarding the valuation of the Company’s interest rate swaps and the Company’s contingent consideration derivative liability.

13.	Off-Balance Sheet Arrangements
WEX Europe Services Accounts Receivable Factoring
WEX Europe Services is party to a factoring arrangement with an unrelated third-party financial institution to sell certain of its customer accounts receivable balances. The agreement automatically renews each January 1 unless either party gives not less than 90 days written notice of their intention to withdraw. Accounts receivable are sold without recourse to the extent that the customer balances are maintained at or below the credit limit established by the buyer. If customer receivable balances exceed the buyer’s credit limit, the Company maintains the risk of default. The Company continues to service these receivables post-transfer with no participating interest. The Company obtained a true-sale opinion from an independent attorney, which states that the factoring agreement provides legal isolation upon WEX Europe Services bankruptcy or receivership under local law and creates a sale of receivables for amounts transferred both below and above the established credit limits. As such, transfers under this arrangement are treated as sales and are accounted for as reductions in trade accounts receivable because effective control of the receivables is transferred to the buyer. The Company sold $566.4 million, $452.2 million, and $630.3 million of accounts receivable under this arrangement during the years ended December 31, 2021, 2020, and 2019, respectively. Proceeds received, which are recorded net of applicable costs, including interest and commissions, are recorded in operating activities in the consolidated statements of cash flows. The loss on factoring was $2.8 million, $2.4 million and $3.5 million for the years ended December 31, 2021, 2020 and 2019, respectively, and was recorded within cost of services in the consolidated statements of operations. As of December 31, 2021 and 2020, the amount of outstanding transferred receivables in excess of the established credit limit was immaterial. Charge-backs on balances in excess of the credit limit during the years ended December 31, 2021, 2020 and 2019 were insignificant.

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
WEX Bank Accounts Receivable Factoring
WEX Bank is party to a receivables purchase agreement with an unrelated third-party financial institution to sell certain of its trade accounts receivable under non-recourse transactions, which extends through August 2022, after which the agreement can be renewed for successive one-year periods assuming WEX provides advance written notice that is accepted by the purchaser. WEX Bank continues to service the receivables post-transfer with no participating interest. The Company obtained a true-sale opinion from an independent attorney, which states that the factoring agreement provides legal isolation upon WEX Bank bankruptcy or receivership under local law. As such, transfers under this arrangement are treated as a sale and are accounted for as a reduction in trade accounts receivable because effective control of the receivables is transferred to the buyer. The Company sold $2.9 billion, $4.1 billion, and $14.8 billion of trade accounts receivable under this arrangement during the years ended December 31, 2021, 2020, and 2019, respectively. Proceeds received, which are reported net of a negotiated discount rate, are recorded in operating activities in the consolidated statements of cash flows. The loss on factoring, which is recorded within cost of services in the consolidated statements of operations, was insignificant for the years ended December 31, 2021 and 2020, respectively, and was $3.7 million for the year ended December 31, 2019.
WEX Latin America Securitization of Receivables
Prior to the sale of WEX Latin America on September 30, 2020, the Company transferred certain unsecured receivables associated with its salary advance payment card product to an investment fund in which WEX Latin America held a non-controlling equity interest, and was managed by an unrelated third-party. The securitization arrangement met the derecognition conditions under GAAP and transfers under this arrangement were treated as sales and accounted for as a reduction of trade receivables. During the years ended December 31, 2020, and 2019, the Company recognized a gain on sale of $6.5 million and $16.1 million within other revenue, respectively, consisting of the difference between the sales price and the carrying value of the receivables. Cash proceeds from the transfer of these receivables are recorded within operating activities in the consolidated statements of cash flows. During the year ended December 31, 2020, the Company received an insignificant distribution from the investment fund and the Company did not make equity contributions to the investment fund during the year ended December 31, 2019.

14.	Income Taxes
Income before income taxes consisted of the following:

	Year ended December 31,
(In thousands)	2021	2020	2019
United States	$194,358	$(163,014)	$178,235
Foreign	9,588	(138,067)	38,281
Total	$203,946	$(301,081)	$216,516

Income taxes from continuing operations consisted of the following for the years ended December 31:

(In thousands)	United States	State and Local	Foreign	Total
2021
Current	$37,001	$7,104	$10,824	$54,929
Deferred	$(7,374)	$6,448	$13,804	$12,878
Income taxes				$67,807
2020
Current	$(7,546)	$2,509	$13,782	$8,745
Deferred	$(22,568)	$(4,943)	$(1,831)	$(29,342)
Income taxes				$(20,597)
2019
Current	$20,748	$4,486	$16,322	$41,556
Deferred	$19,946	$3,831	$(4,110)	$19,667
Income taxes				$61,223

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Undistributed earnings of certain foreign subsidiaries of the Company amounted to $133.0 million at December 31, 2021. The Company continues to maintain its indefinite reinvestment assertion for its investments in foreign subsidiaries except for any historical undistributed earnings and future earnings for WEX Australia. Upon distribution of the foreign subsidiaries’ earnings in which the Company continues to assert indefinite reinvestment, the Company would be subject to withholding taxes payable to foreign countries, where applicable, but would generally have no further federal income tax liability.
The reconciliation between the income tax computed by applying the U.S. federal statutory rate and the reported effective tax rate on income from continuing operations is as follows:

	Year ended December 31,
(In thousands except for tax rates)	2021	2020	2019
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes (net of federal income tax benefit)	2.9	1.6	1.4
Foreign income tax rate differential	1.3	3.3	0.8
Revaluation of deferred tax assets for foreign and state tax rate changes, net	0.3	(1.9)	(1.0)
Loss on sale of subsidiary	—	(2.3)	—
Legal settlement	—	(5.1)	—
Purchase accounting adjustments[1]	—	4.3	—
Tax credits	(6.2)	—	(0.5)
Tax reserves	0.5	(0.1)	0.8
Withholding taxes	—	(0.1)	0.7
Change in valuation allowance	16.1	(13.5)	3.1
Nondeductible expenses	3.2	(1.6)	2.3
Incremental tax benefit from share-based compensation awards	(5.7)	0.2	(2.0)
GILTI	—	—	0.5
Other	(0.2)	1.0	1.2
Effective tax rate	33.2%	6.8%	28.3%

1 Purchase accounting adjustments in 2020 relate to the additional tax basis and attributes for Discovery Benefits and Noventis recognized in the income tax benefit as the respective measurement periods had ended.

The Company recorded an income tax benefit for 2020 as compared to an income tax provision for 2021 and 2019.

The Company’s effective tax rate for the year ended December 31, 2021 was impacted by the establishment of valuation allowances pertaining primarily to deferred tax assets for eNett and Optal and foreign tax credits.

The Company's effective tax rate for the year ended December 31, 2020 was impacted by no income tax benefit being recorded for i) operating losses generated by WEX Latin America during 2020 through the date of sale, ii) the loss on sale of WEX Latin America, and iii) the legal settlement. These losses were determined to be either non-deductible for income tax purposes or required a valuation allowance. A portion of the legal settlement resulted in a foreign capital loss, which the Company concluded was not more likely than not to be realized and accordingly recorded a full valuation allowance against it. The remaining portion of the legal settlement was determined to be non-deductible for income tax purposes.
The tax effects of temporary differences in the recognition of income and expense for tax and financial reporting purposes that give rise to significant portions of the deferred tax assets and liabilities are presented below:

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	December 31,
(In thousands)	2021	2020
Deferred tax assets related to:
Reserve for credit losses	$14,355	$14,484
Tax credit carryforwards	12,480	1,371
Stock-based compensation, net	23,337	21,376
Net operating loss carry forwards	52,820	45,612
Capital loss carry forwards	26,628	28,211
Accruals	42,669	29,477
Operating lease liabilities	23,155	24,142
Deferred financing costs	4,364	—
Contractual obligations	16,891	—
Other	4,325	9,013
Total	$221,024	$173,686
Deferred tax liabilities related to:
Deferred financing costs	$—	$(13,590)
Property, equipment and capitalized software	(33,903)	(34,232)
Intangibles	(260,365)	(247,361)
Operating lease assets	(19,135)	(20,425)
Other liabilities	—	(107)
Total	$(313,403)	$(315,715)
Valuation allowance	(94,951)	(60,569)
Deferred income taxes, net	$(187,330)	$(202,598)
Net deferred tax (liabilities) assets by jurisdiction are as follows:

	December 31,
(In thousands)	2021	2020
United States	$(187,978)	$(201,739)
Australia	1,290	4,009
Europe	4,151	14,839
Singapore	(4,978)	(19,863)
Other	185	156
Deferred income taxes, net	$(187,330)	$(202,598)

The Company had approximately $488.3 million and $511.5 million of post apportionment state net operating loss carryforwards, respectively. The Company’s foreign net operating loss carryforwards were approximately $104.7 million and $76.4 million at December 31, 2021 and 2020, respectively. The Company had no federal net operating loss carryforwards at December 31, 2021 and approximately $19.8 million at December 31, 2020. The U.S. state losses expire at various times through 2041. Foreign losses in Australia and the United Kingdom have indefinite carryforward periods. During the year ended December 31, 2021, the Company elected to claim foreign tax credits for U.S. Federal income tax purposes beginning with tax year 2015. Accordingly, a deferred tax asset of $10.5 million with a corresponding valuation allowance of $8.5 million was recorded related to these additional foreign tax credits.

At December 31, 2021, the Company’s valuation allowance primarily pertains to i) net deferred tax assets for eNett and Optal, certain entities operating in the United Kingdom and certain states, ii) foreign capital losses arising from a portion of the legal settlement and iii) U.S. foreign tax credits. In each case, the Company has determined it is not more likely than not that the benefits will be utilized. During 2021, 2020 and 2019, the Company recorded tax expense of $32.7 million, $40.6 million and $6.7 million, respectively, for net increases to the valuation allowance.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The total amounts of interest and penalties were not material for the years ended December 31, 2021, 2020 and 2019, and as of December 31, 2021 and 2020, the Company had no material amounts accrued for interest and penalties related to unrecognized tax benefits.

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits excluding interest and penalties is as follows:

	Year ended December 31,
(In thousands)	2021	2020	2019
Beginning balance	$4,133	$10,320	$8,996
Increases related to prior year tax positions	830	—	1,727
Decreases related to prior year tax positions	—	(826)	(39)
Settlements	—	(5,361)	(364)
Ending balance	$4,963	$4,133	$10,320
At December 31, 2021, the Company had $5.0 million of unrecognized tax benefits, net of federal income tax benefit, of which $4.4 million would decrease our effective tax rate if fully recognized. It is reasonably possible that the Company’s unrecognized tax benefits could be reduced by as much as $4.4 million within the next twelve months as a result of settlements of certain examinations or expiration of statutes of limitations.
The Company’s primary tax jurisdictions are the United States, Australia and the United Kingdom. The Company or one of its subsidiaries files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions, where required. In the normal course of business, the Company is no longer subject to income tax examination after the Internal Revenue Service statute of limitations of three years. The Company is currently in the appeals process with the Internal Revenue Service for the tax years 2013 through 2015. At December 31, 2021, U.S. state tax returns were no longer subject to tax examination for years prior to 2015. The tax years remaining open for income tax audits in the United Kingdom are 2018 through 2020, while the tax years open for audit in Australia are 2015 through 2020.

15.	Leases

The Company has non-cancelable operating lease arrangements for its office space and equipment that expire at various dates through 2035. The Company additionally rents office equipment under agreements that may be canceled anytime.
The following table presents supplemental balance sheet information related to our operating leases:

(In thousands)	Balance Sheet Location	December 31, 2021	December 31, 2020
Assets
Operating lease right-of-use assets	Other assets	$79,484	$85,034
Liabilities
Current operating lease liabilities	Other current liabilities	15,501	16,445
Non-current operating lease liabilities	Other liabilities	81,046	82,969
Total lease liabilities		$96,547	$99,414
The following table presents the weighted average remaining lease term and discount rate:

Operating leases	December 31, 2021	December 31, 2020
Weighted average remaining term (in years)	9.5	10.2
Weighted average discount rate	4.4%	4.5%

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Maturities of our operating lease liabilities are as follows:

(In thousands)	December 31, 2021
2022	$19,418
2023	15,262
2024	12,409
2025	10,002
2026	8,667
Thereafter	53,358
Total lease payments	$119,116
Less: Imputed interest	(22,569)
Total lease obligations	$96,547
Less: Current portion of lease obligations	(15,501)
Long-term lease obligations	$81,046
We recognized $24.3 million, $18.2 million, and $18.3 million of operating lease expense during 2021, 2020 and 2019, respectively, which includes immaterial leases with a term of twelve months or less and variable lease costs, as well as lease expense related to equipment and vehicles. Operating lease expense is classified as general and administrative expenses on our consolidated statements of operations.
The following table presents supplemental cash flow and other information related to our leases:

(In thousands)	December 31, 2021	December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$16,464	$14,511

Non-cash transactions:
Right-of-use assets obtained in exchange for lease liabilities	$14,613	$32,469

16.	Financing and Other Debt
The following table summarizes the Company’s total outstanding debt by type:

	Year ended December 31,
(In thousands)	2021	2020
Revolving line-of-credit facility under Amended and Restated Credit Agreement	$119,800	$—

Tranche A term loan	941,742	873,777
Tranche B term loan	1,431,185	1,442,368
Term loans under Amended and Restated Credit Agreement	2,372,927	2,316,145
Notes outstanding	—	400,000
Convertible Notes outstanding	310,000	310,000
Securitized debt	100,861	85,945
Participation debt	1,500	—
Borrowed federal funds	—	20,000
Total gross debt	$2,905,088	$3,132,090

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table summarizes the Company’s total outstanding debt by balance sheet classification:

	Year ended December 31,
(In thousands)	2021	2020
Current portion of gross debt	$165,703	$170,556
Less: Unamortized debt issuance costs/debt discount	(9,934)	(17,826)
Short-term debt, net	$155,769	$152,730

Long-term portion of gross debt	$2,739,385	$2,961,534
Less: Unamortized debt issuance costs/debt discount	(44,020)	(87,421)
Long-term debt, net	$2,695,365	$2,874,113

Supplemental information under Amended and Restated Credit Agreement:
Letters of credit[1]	$51,392	$51,628
Remaining borrowing capacity on revolving credit facility[2]	$758,808	$818,372
1 Collateral for lease agreements, virtual card and fuel payment processing activity at the Company’s foreign subsidiaries.
2 Contingent on maintaining compliance with the financial covenants as defined in the Company’s Amended and Restated Credit Agreement.

Amended and Restated Credit Agreement

On April 1, 2021, the Company amended and restated the 2016 Credit Agreement (the “Amended and Restated Credit Agreement”). As part of the Amended and Restated Credit Agreement, the lenders agreed to (i) increase commitments under the Company’s secured revolving credit facility from $870.0 million to $930.0 million (the “Revolving Credit Facility”), (ii) provide additional senior secured tranche A term loans (the “Tranche A Term Loans”) resulting in an aggregate outstanding principal amount of the Tranche A Term Loans equal to $978.4 million, (iii) re-establish the senior secured tranche B term loans’ aggregate principal amount at $1,442.0 million (the “Tranche B Term Loans”), (iv) eliminate the 0.75 percent eurocurrency rate floor with respect to the Revolving Credit Facility, and (v) make certain other changes to the previously existing 2016 Credit Agreement, including without limitation, (a) extending the maturity dates for the Tranche A Term Loans and Revolving Credit Facility to April 1, 2026 and the maturity date for the Tranche B Term Loans to April 1, 2028, (b) providing additional flexibility with respect to certain negative covenants, prepayments and other provisions of the Company’s previously existing 2016 Credit Agreement, and (c) revising the Company’s maximum consolidated leverage ratio for all future quarters.
Prior to maturity, the Tranche A Term Loans and Tranche B Term Loans require scheduled quarterly payments of $12.2 million and $3.6 million, respectively, due on the last day of each March, June, September and December. The Revolving Credit Facility and the Tranche A Term Loans bear interest at variable rates, at the Company’s option, plus an applicable margin determined based on the Company’s consolidated leverage ratio. The Tranche B Term Loans bear interest at variable rates, at the Company’s option, plus an applicable margin, which is fixed at 1.25 percent for base rate borrowings and 2.25 percent with respect to eurocurrency rate borrowings. The Company maintains interest rate swap contracts to manage the interest rate risk associated with its outstanding variable-interest rate borrowings. See Note 12, Derivative Instruments, for further discussion. As of December 31, 2021, amounts outstanding under the Amended and Restated Credit Agreement bore a weighted average effective interest rate of 2.2 percent. As of December 31, 2020, amounts outstanding under the 2016 Credit Agreement bore a weighted average effective interest rate of 2.3 percent. In addition, the Company pays a quarterly commitment fee at a rate per annum ranging, as of December 31, 2021, from 0.25 percent to 0.50 percent of the daily unused portion of the Revolving Credit Facility (which was 0.40 percent at both December 31, 2021 and December 31, 2020) determined based on the Company’s consolidated leverage ratio.
The obligations of the borrowers under the Amended and Restated Credit Agreement are guaranteed by the Company and certain direct and indirect wholly-owned domestic subsidiaries of the Company and the obligations of foreign borrowers under the Revolving Credit Facility are guaranteed by certain direct and indirect foreign subsidiaries of the Company, subject to certain exceptions. Under the Amended and Restated Credit Agreement, the Company has granted a security interest in substantially all of the assets of the Company and the guarantors, subject to certain exceptions including, without limitation, the assets of WEX Bank and certain foreign subsidiaries. The Amended and Restated Credit Agreement contains customary representations and warranties, as well as affirmative and negative covenants, as further described under the following “Debt Covenants” heading.

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Notes Outstanding
On March 15, 2021, the Company redeemed $400.0 million of Notes outstanding, which were otherwise scheduled to mature on February 1, 2023. The redemption price of the Notes was $400.0 million plus accrued and unpaid interest through the redemption date. Prior to redemption, interest was payable semiannually in arrears on February 1 and August 1 of each year. Unamortized debt issuance costs previously incurred and capitalized in conjunction with the Notes of $1.4 million were accelerated as of the redemption date and amortized in full to interest expense during the year ended December 31, 2021.
Convertible Notes

Pursuant to a purchase agreement dated June 29, 2020, on July 1, 2020, the Company closed on a private placement with an affiliate of Warburg Pincus LLC (together with its affiliate, “Warburg Pincus”), pursuant to which the Company issued $310.0 million in aggregate principal amount of convertible notes due 2027 (the “Convertible Notes”) and 577,254 shares of the Company's common stock for an aggregate purchase price of $389.2 million, of which $90.0 million constituted the purchase price for the shares, reflecting a purchase price of $155.91 per share.

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
The Company will have the right, at any time after July 1, 2023, to redeem the Convertible Notes in whole or in part if the closing price of WEX's common stock is at least 200% of the conversion price of the Convertible Notes for 20 trading days (whether or not consecutive) out of any 30 consecutive trading day period prior to the time the Company delivers a redemption notice, (including at least one of the five trading days immediately preceding the last day of such 30 trading day period), subject to the right of holders of the Convertible Notes to convert its Convertible Notes prior to the redemption date. In the event of certain fundamental change transactions, including certain change of control transactions and delisting events involving the Company, holders of the Convertible Notes will have the right to require the Company to repurchase its Convertible Notes at 105% of the principal amount of the Convertible Notes, plus the present value of future interest payments through the date of maturity. No such repurchase occurred during the years ended December 31, 2021 and 2020.
Until January 1, 2021, the Convertible Notes were separated into liability and equity components. Effective January 1, 2021, the Company adopted ASU 2020-06 using the modified-retrospective approach under which separation of the conversion feature into an equity component is no longer required, and the Company now accounts for the Convertible Notes and its conversion feature as a single unit of account. The remaining debt discount and debt issuance costs associated with the Convertible Notes will be amortized to interest expense using the effective interest rate method over the seven-year contractual life of the Convertible Notes. As of December 31, 2021 and 2020, the Convertible Notes had an effective interest rate of 7.5 percent and 11.2 percent, respectively.

Based on the closing price of the Company’s common stock as of December 31, 2021, the “if-converted” value of the Convertible Notes was less than the respective principal amount.
The Convertible Notes consist of the following:

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands)	December 31, 2021	December 31, 2020
Principal	$310,000	$310,000
Less: Unamortized discounts	(12,844)	(66,755)
Less: Unamortized issuance cost	(2,068)	(2,358)
Net carrying amount of Convertible Notes[1]	$295,088	$240,887

Equity component[2]	$—	$54,689

1 Recorded within long-term debt, net on our consolidated balance sheet.
2 Represents the proceeds allocated to the conversion option, or debt discount, recorded within additional paid-in capital on the consolidated balance sheet through December 31, 2020. Additional paid-in capital on the consolidated balance sheet through December 31, 2020 was further reduced by $0.6 million of issuance costs and $13.6 million in taxes associated with the equity component. Effective January 1, 2021, the Convertible Notes and its conversion feature were accounted for as a single unit of account.
The following table sets forth total interest expense recognized for the Convertible Notes:

(In thousands)	Year Ended December 31, 2021	Year Ended December 31, 2020
Interest on 6.5% coupon	$20,150	$10,019
Amortization of debt discount and debt issuance costs	2,086	3,414
	$22,236	$13,433
Debt Issuance Costs
The Company accounted for the 2021 amendment and restatement of the 2016 Credit Agreement as both a debt modification and extinguishment, and consequently recorded a loss on extinguishment of debt of $3.4 million related to the write-off of unamortized debt issuance costs during the year ended December 31, 2021. The Company incurred $5.5 million of third-party debt restructuring costs associated with the amendment and restatement during the year ended December 31, 2021, which have been classified within general and administrative expenses in our consolidated statements of operations. Debt discounts and financing fees totaling $16.1 million, incurred in conjunction with the amendment and restatement, were capitalized during the year ended December 31, 2021, and are being amortized into interest expense over the term of the respective debt facilities using the effective interest method.
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
During the year ended December 31, 2019, the Company entered into the Fifth, Sixth and Seventh Amendments to the 2016 Credit Agreement. The Company accounted for the Fifth Amendment to the 2016 Credit Agreement as a debt modification. The Company accounted for the Sixth Amendment to the 2016 Credit Agreement as both a debt modification and a partial debt extinguishment, and consequently recorded a loss on extinguishment of debt of $1.3 million related to the write-off of unamortized debt issuance costs during 2019. The Company incurred and expensed $10.6 million of third party costs associated with the Fifth and Sixth Amendments, which are classified within general and administrative expenses in the consolidated statements of income during 2019. We expensed as incurred an insignificant amount of costs resulting from the Seventh Amendment to the 2016 Credit Agreement. During 2019, the Company also incurred and capitalized lender costs of $3.4 million associated with the Fifth Amendment and a debt discount of $11.0 million associated with the Sixth Amendment.
Debt issuance costs incurred and capitalized are being amortized into interest expense over the remaining term of the respective debt arrangements using the effective interest method.

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Debt Covenants
The Amended and Restated Credit Agreement contains various affirmative and negative covenants that, subject to certain customary exceptions, limit the Company and its subsidiaries’ including, in certain limited circumstances, WEX Bank and the Company’s other regulated subsidiaries, ability to, among other things (i) incur additional debt, (ii) pay dividends or make other distributions on, redeem or repurchase capital stock, or make investments or other restricted payments, (iii) enter into transactions with affiliates, (iv) dispose of assets or issue stock of restricted subsidiaries or regulated subsidiaries, (v) create liens on assets, or (vi) effect a consolidation or merger or sell all, or substantially all, of the Company’s assets. Additionally, the indenture governing the Convertible Notes contains customary negative and affirmative covenants that, subject to certain customary exceptions, limit the Company and its subsidiaries’, but excluding WEX Bank and the Company's other regulated subsidiaries, ability to, among other things, incur additional debt. These covenants are subject to important exceptions and qualifications.
The Amended and Restated Credit Agreement also requires, solely for the benefit of the lenders of the Tranche A Term Loan and lenders under the Revolving Credit Facility, that the Company maintain at the end of each fiscal quarter the following financial ratios:
•a consolidated interest coverage ratio (as defined in the Amended and Restated Credit Agreement) of no less than 3.00 to 1.00; and
•a consolidated leverage ratio (as defined in the Amended and Restated Credit Agreement) of no more than 6.00 to 1.00 for the quarter ending December 31, 2021, 5.75 to 1.00 for the quarter ending March 31, 2022, 5.50 to 1.00 for the quarter ending June 30, 2022, 5.25 to 1.00 for the quarter ending September 30, 2022, 5.00 to 1.00 for the quarters ending December 31, 2022 through September 30, 2023, and 4.75 to 1.00 thereafter.
The indenture governing the Convertible Notes includes a debt incurrence covenant that restricts the Company from incurring certain indebtedness, including disqualified stock and preferred stock issued by the Company or its subsidiaries, subject to customary exceptions, including if, after giving effect to any such proposed incurrence or issuance, and the receipt and application of the proceeds therefrom, the ratio of (x) the Company’s consolidated EBITDA for the most recent four fiscal quarters for which financial statements are available, to (y) the Company’s consolidated fixed charges for such period would be greater than 1.5:1.0. The indenture governing the Convertible Notes also contains other customary terms and covenants, including customary events of default.
Australian Securitization Facility
The Company has a securitized debt agreement with MUFG Bank Ltd. through April 2022. Under the terms of the agreement, each month, on a revolving basis, the Company sells certain of its Australian receivables to the Company’s Australian Securitization Subsidiary, which in turn uses the receivables as collateral to issue asset-backed commercial paper (“securitized debt”). The amount collected on the securitized receivables is restricted to pay the securitized debt and is not available for general corporate purposes.
The Company pays a variable interest rate on the outstanding balance of the securitized debt, based on the Australian Bank Bill Rate plus an applicable margin. The interest rate was 0.91 percent and 0.97 percent as of December 31, 2021 and 2020, respectively. The Company had securitized debt under this facility of $70.1 million and $62.6 million as of December 31, 2021 and 2020, respectively, recorded in short-term debt, net.
European Securitization Facility
The Company has a securitized debt agreement with MUFG Bank Ltd. through April 2022. Under the terms of the agreement, the Company sells certain of its receivables from selected European countries to its European Securitization Subsidiary. The European Securitization Subsidiary, in turn, uses the receivables as collateral to issue securitized debt. The amount of receivables to be securitized under this agreement is determined by management on a monthly basis. The amount collected on the securitized receivables is restricted to pay the securitized debt and is not available for general corporate purposes.
The Company pays a variable interest rate on the outstanding balance of the securitized debt, based on the Sterling Overnight Index Average, plus an applicable margin. The interest rate was 0.92 percent and 0.98 percent as of December 31, 2021 and 2020, respectively. The Company had securitized debt under this facility of $30.8 million and $23.4 million as of December 31, 2021 and 2020, respectively, recorded in short-term debt, net.

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Participation Debt
From time to time, WEX Bank enters into participation agreements with third-party banks to fund customers’ balances that exceed WEX Bank’s lending limit to individual customers. Associated unsecured borrowings generally carry a variable interest rate set according to an applicable reference rate plus a margin of 225 to 250 basis points as of December 31, 2021.
As of December 31, 2021, the Company had outstanding participation agreements for the borrowing of up to $45.0 million through December 31, 2022 and up to $35.0 million thereafter through December 31, 2023. As of December 31, 2021, the average interest rate on these agreements was 2.54 percent. There was $1.5 million borrowed against these participation agreements as of December 31, 2021 and recorded within short-term debt, net on the consolidated balance sheet. There were no amounts borrowed against participation agreements as of December 31, 2020.
Borrowed Federal Funds
WEX Bank borrows from uncommitted federal funds lines to supplement the financing of the Company's accounts receivable. Federal funds lines of credit were $530.0 million and $376.0 million, respectively, as of December 31, 2021 and 2020. There were no outstanding borrowings as of December 31, 2021 and $20.0 million as of December 31, 2020. The average interest rate on borrowed federal funds was 0.11 percent and 1.01 percent for the years ended December 31, 2021 and 2020, respectively.
Other
As of December 31, 2021, WEX Bank pledged $343.5 million of fleet receivables held by WEX Bank to the Federal Reserve Bank as collateral for potential borrowings, through the Federal Reserve Bank Discount Window. Amounts that can be borrowed are based on the amount of collateral pledged and were $268.6 million as of December 31, 2021. WEX Bank had no borrowings outstanding on this line of credit through the Federal Reserve Bank Discount Window as of December 31, 2021 and December 31, 2020.
Debt Commitments
The table below summarizes the Company’s annual principal payments on its total debt for each of the next five years:

(In thousands)
2022	$165,703
2023	$63,342
2024	$63,342
2025	$63,342
2026	$880,275

17.	Employee Benefit Plans
The Company sponsors a 401(k) retirement and savings plan for U.S. employees. Eligible employees may participate in the plan immediately. The Company’s employees who are at least 18 years of age and have completed one year of service are eligible f    or Company matching contributions in the plan. The Company matches 100 percent of each employee’s contributions up to a maximum of 6 percent of each employee’s eligible compensation. All contributions vest immediately. WEX has the right to discontinue the plan at any time. Contributions to the plan are voluntary. The Company contributed $15.1 million, $13.7 million and $10.0 million in matching funds to the plan for the years ended December 31, 2021, 2020 and 2019, respectively.
The Company also sponsors deferred compensation plans for certain employees designated by the Company. Participants may elect to defer receipt of designated percentages or amounts of their compensation. The Company maintains a grantor’s trust to hold the assets under these plans. The related obligations totaled $11.3 million and $9.6 million at December 31, 2021 and 2020, respectively, and are included in other current liabilities and other liabilities on the consolidated balance sheets, as applicable. The assets are recorded at fair value, with any changes recorded to earnings, and are equal to the related obligations. These assets are included in prepaid expenses and other current assets and other assets on the consolidated balance sheets, as applicable. Refer to Note 18, Fair Value, for further information.

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The Company has defined benefit pension plans in several foreign countries. The total net unfunded status for the Company’s foreign defined benefit pension plans was $5.4 million and $6.3 million as of December 31, 2021 and 2020, respectively. These obligations are recorded in accrued expenses and other liabilities in the consolidated balance sheets, as applicable. The Company measures these plan obligations at fair value on an annual basis, with any changes recorded to earnings. The aggregate cost for these plans was insignificant to the consolidated financial statements for all periods presented.

18.	Fair Value
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the Company’s financial instruments that are measured at fair value on a recurring basis:

		December 31,
(In thousands)	Fair Value Hierarchy	2021	2020
Financial Assets:
Money market mutual funds[1]	1	$3,670	$335,449

Investment securities, current:
Debt securities:
U.S. treasury notes	2	307,195	—
Corporate debt securities	2	351,843	—
Municipal bonds	2	31,168	—
Asset-backed securities	2	120,211	—
Mortgage-backed securities	2	138,260	—
Total		$948,677	$—

Investment securities, non-current:
Debt securities:
Municipal bonds	2	$3,108	$197
Asset-backed securities	2	168	210
Mortgage-backed securities	2	123	138
Pooled investment fund measured at NAV[2]		9,000	9,000
Fixed-income mutual fund	1	27,251	27,728
Total		$39,650	$37,273

Executive deferred compensation plan trust[3]	1	$11,303	$9,586
Interest rate swaps[4]	2	$15,031	$—

Liabilities:
Interest rate swaps[4]	2	$19,982	$44,938
Contingent consideration[5]	3	$67,300	$—
1 The fair value is recorded in cash and cash equivalents.
2 The fair value of this security is measured at NAV as a practical expedient and has not been classified within the fair value hierarchy. The amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheets.
3 The fair value of these assets is recorded as current or long-term based on the timing of the Company's executive deferred compensation plan payment obligations. At December 31, 2021, $1.6 million and $9.7 million in fair value is recorded within prepaid expenses and other current assets and other assets, respectively. At December 31, 2020, $0.9 million and $8.7 million in fair value is recorded within prepaid expenses and other current assets and other assets, respectively.
4 The fair value of these assets and liabilities is recorded as current or long-term depending on the timing of expected discounted cash flows. At December 31, 2021, $0.1 million and $14.9 million in fair value is recorded within prepaid expenses and other current assets and other assets, respectively. At December 31, 2021, $17.6 million and $2.4 million in fair value is recorded within other current liabilities and other liabilities, respectively. At December 31, 2020, $22.0 million and $22.9 million in fair value is recorded within other current liabilities and other liabilities, respectively.
5 The fair value of this liability is recorded in other liabilities.
Money Market Mutual Funds

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
A portion of the Company’s cash and cash equivalents are invested in money market mutual funds that primarily consist of short-term government securities, which are classified as Level 1 in the fair value hierarchy because they are valued using quoted market prices for identical instruments in an active market.
Debt Securities
The Company determines the fair value of U.S. treasury notes using quoted market prices for similar or identical instruments in a market that is not active. For corporate debt securities, municipal bonds, asset-backed, and mortgage-backed securities, the Company generally uses quoted prices for recent trading activity of assets with similar characteristics to the debt security or bond being valued. The securities and bonds priced using such methods are generally valued using Level 2 inputs.
Pooled Investment Fund

(In thousands)	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period

Pooled investment fund, as of December 31, 2021	$9,000	—	Monthly	30 days
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
Fixed Income Mutual Fund
The Company determines the fair value of its fixed income mutual fund using quoted market prices for identical instruments in an active market; such inputs are classified as Level 1 of the fair-value hierarchy.
Executive Deferred Compensation Plan Trust
The investments held in the executive deferred compensation plan trust are classified as Level 1 in the fair value hierarchy because the fair value is determined using quoted market prices for identical instruments in active markets.
Interest Rate Swaps
At December 31, 2021 and 2020, the Company determined the fair value of its interest rate swaps based on the discounted cash flows of the difference between the projected fixed payments on the swaps and the implied floating payments using the current LIBOR curve, which are Level 2 inputs of the fair value hierarchy.
Contingent Consideration
As part of the asset acquisition from Bell Bank discussed in Note 4, Acquisitions, the Company is obligated to pay additional consideration to Bell Bank contingent upon increases in the Federal Funds rate. The Company determined the fair value of this contingent consideration derivative liability based on discounted cash flows using the difference between the baseline Federal Funds rate in the purchase agreement with Bell Bank and future forecasted Federal Funds rates over the agreement term. The forecasted Federal Funds rates represent a Level 3 input within the fair value hierarchy. The resulting probability-weighted contingent consideration amounts were discounted using a weighted average discount rate, which was 1.45 percent as of December 31, 2021. Significant increases or decreases in the Federal Funds rates could result in material increases or decreases, respectively, to the fair value of the Company’s contingent consideration derivative liability.

The Company records changes in the estimated fair value of the contingent consideration in the consolidated statements of operations. Changes in the contingent consideration derivative liability are measured at fair value on a recurring basis using unobservable inputs (Level 3) and during the year ended December 31, 2021 are as follows:

(In thousands)	Fair Value
Contingent consideration – January 1, 2021	$—
Contingent consideration recorded as a result of the acquisition (Note 4)	27,200

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Change in estimated fair value	40,100
Contingent consideration – December 31, 2021	$67,300
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The Company recorded a goodwill impairment charge of $53.4 million during the year ended December 31, 2020 to write down the carrying value of the reporting unit to fair value using Level 3 inputs as of the annual goodwill impairment test date of October 1, 2020. See Note 9, Goodwill and Other Intangible Assets, for a description of the valuation techniques and inputs used for the fair value measurement. The Company had no other assets and liabilities measured at fair value on a non-recurring basis during the years ended December 31, 2021 and 2020.
Assets and Liabilities Measured at Carrying Value, for which Fair Value is Disclosed
Term Loans and Borrowings on Revolving Credit Facility
The Company determines the fair value of borrowings on the Revolving Credit Facility and Tranche A Term Loans and Tranche B Term Loans based on market rates for the issuance of the Company’s debt, which are Level 2 inputs in the fair value hierarchy. As of December 31, 2021 and 2020, the carrying value of outstanding borrowings on the Tranche A Term Loans and Tranche B Term Loans approximated fair value. As of December 31, 2021, the principal amount of the outstanding borrowings on the Revolving Credit Facility approximated fair value.
Convertible Notes
The Company determines the fair value of the Convertible Notes outstanding using our stock price and volatility, the conversion premium on the Convertible Notes and effective interest rates for similarly rated credit issuances, all of which are Level 2 inputs in the fair value hierarchy. As of December 31, 2021 and 2020, the fair value of our Convertible Notes was $327.7 million and $405.6 million, respectively.
Other Assets and Liabilities
The carrying value of certain of the Company's financial instruments, other than those presented above, including cash, cash equivalents, restricted cash, short-term certificates of deposit, accounts receivable, accounts payable, accrued expenses and other liabilities, approximate their respective fair values due to their short-term nature or maturities. The carrying value of certain other financial instruments, including interest-bearing brokered money market deposits, certificates of deposit with maturity dates in excess of one year, securitized debt, participation debt and borrowed federal funds approximate their respective fair values due to their interest rates being consistent with current market interest rates.

19.	Redeemable Non-Controlling Interest
On March 5, 2019, the Company acquired Discovery Benefits, an employee benefits administrator. The seller of Discovery Benefits, SBI, obtained a 4.9 percent equity interest in PO Holding, the newly formed parent company of WEX Health and Discovery Benefits. SBI’s 4.9 percent non-controlling interest in the PO Holding was initially established at both carrying value and fair value.
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

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
The following table presents the changes in the Company’s redeemable non-controlling interest:

	Year Ended December 31,
(In thousands)	2021	2020
Balance, beginning of year	$117,219	$156,879
Repurchase of non-controlling interest	(11,191)	—
Contribution from non-controlling interest	12,457	—
Net income attributable to redeemable non-controlling interest	465	652
Change in value of redeemable non-controlling interest	135,156	(40,312)
Balance, end of year	$254,106	$117,219

20.	Commitments and Contingencies
Litigation
The Company is subject to legal proceedings and claims in the ordinary course of business. During the fourth quarter of 2021, WEX settled claims arising from the previously disclosed investigation by the SEC with respect to the revision of WEX’s financial statements noted in its Annual Report on Form 10-K/A for the year ended December 31, 2018, due to issues involving WEX’s former Brazil subsidiary (which was sold in September 2020). WEX agreed to entry of an administrative order, which the SEC disclosed on December 13, 2021, in which the SEC made findings that WEX neither admitted nor denied, including that WEX did not comply with provisions of the federal securities laws requiring public companies to file accurate periodic reports, to make and keep accurate books, records, and accounts, and to maintain a system of internal accounting controls sufficient to provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles. WEX believes it has fully remediated these issues, and paid a civil penalty of $350 thousand in connection with the settlement.
As of the date of this filing, the current estimate of a reasonably possible loss contingency from all legal proceedings is not material to the Company’s consolidated financial position, results of operations, cash flows or liquidity.
Extension of Credit to Customers
We have entered into commitments to extend credit in the ordinary course of business. We had $7.5 billion of unused commitments to extend credit at December 31, 2021, as part of established customer agreements. These amounts may increase or decrease during 2022 as we increase or decrease credit to customers, subject to appropriate credit reviews, as part of our lending product agreements. Many of these commitments are not expected to be utilized. We can adjust most of our customers’ credit lines at our discretion at any time. Therefore, we do not believe total unused credit available to customers and customers of strategic relationships represents future cash requirements.
Given that the Company can generally adjust its customers’ credit lines at its discretion at any time, the unfunded portion of loan commitments to customers is unconditionally cancellable and thus the Company has not established a liability for expected credit losses on those commitments.
Unfunded Commitment
As a member bank, we have committed to funding a maximum of $10.0 million of loans to a nonprofit, community development financial institution to facilitate their offering of flexible financing for affordable, quality housing to assist Utah’s low and moderate-income residents. As of December 31, 2021, the Company has funded $2.7 million of its commitment, which has been included on the consolidated balance sheet within accounts receivable. The Company’s remaining unused commitment as of December 31, 2021 is $7.3 million.

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Minimum Volume and Spend Commitments
Two of the Company’s subsidiaries are required to purchase a minimum amount of fuel from suppliers on an annual basis through 2024. Upon failing to meet these minimum volume commitments, a penalty is assessed as defined under the contracts. The Company incurred $6.0 million and $3.6 million of shortfall penalties under these contracts during the years ended December 31, 2021 and 2020, respectively. The Company did not incur any shortfall penalties during the year ended December 31, 2019. If the Company does not purchase any fuel under these commitments after December 31, 2021, it would incur penalties totaling $34.7 million through 2024. The Company considers the risk of incurring this maximum penalty to be remote based on current operations.
    The Company is subject to minimum annual spend commitments as part of negotiated contracts for certain IT and non-IT related services through 2023. Minimum spend commitments under these contracts as of December 31, 2021 total $19.1 million, with commitments of $10.4 million in 2022, and $8.7 million in 2023.

21.	Dividend Restrictions
The Company has certain restrictions on the dividends it may pay, including those under the Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement does allow us to make certain restricted payments (including dividends), subject to regulator approval, if we are able to demonstrate pro forma compliance with a consolidated leverage ratio, as defined in the Amended and Restated Credit Agreement, of no more than 2.75 to 1.00 for the most recent period of four fiscal quarters after execution of a restricted payment. Additionally, as long as the Company would be in compliance with its consolidated interest coverage ratio, the Company may pay $300 million for restricted payments, including dividends, of which 100% of unused amounts may be carried over into subsequent years. Further, the maximum payment amount increases by $50 million per annum. The Company has not declared any dividends on its common stock since it commenced trading on the NYSE on February 16, 2005.
Dividends paid by WEX Bank have historically provided a substantial part of the Company’s operating funds and for the foreseeable future it is anticipated that dividends paid by WEX Bank will continue to be a source of operating funds to the Company. Capital adequacy requirements serve to limit the amount of dividends that may be paid by WEX Bank. WEX Bank is chartered under the laws of the State of Utah and the FDIC insures its deposits. Under Utah law, WEX Bank may only pay a dividend out of net profits after it has (i) provided for all expenses, losses, interest and taxes accrued or due from WEX Bank and (ii) transferred to a surplus fund 10 percent of its net profits before dividends for the period covered by the dividend, until the surplus reaches 100 percent of its capital stock. For purposes of these Utah dividend limitations, WEX Bank’s capital stock is $5.3 million and its capital surplus exceeds 100 percent of capital stock.
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
WEX Bank complied with the aforementioned dividend restrictions for each of the years ended December 31, 2021, 2020 and 2019.

22.	Stock-Based Compensation
On June 4, 2021, our stockholders approved the Amended and Restated 2019 Equity and Incentive Plan (the “Amended 2019 Plan”), which had previously been adopted by the Company’s Board of Directors subject to stockholder approval. The Amended 2019 Plan amends and restates the Company’s 2019 Equity and Incentive Plan (the “Original 2019 Plan”) to provide that (i) 4,500,000 shares of the Company’s common stock, reduced by the number of shares of the Company’s common stock subject to awards granted under the Original 2019 Plan between March 21, 2021 and June 4, 2021, will be available for the issuance of new awards under the Amended 2019 Plan after the date of the annual meeting of stockholders which occurred on June 4, 2021, (ii) 1,235,669 shares of the Company’s common stock will be reserved for issuance in respect of awards granted under the Original 2019 Plan between May 9, 2019 and March 21, 2021, and (iii) the number of shares of the Company’s common stock (up to 776,777) as is equal to the number of shares of the Company’s common stock subject to awards granted under the Company’s 2010 Equity and Incentive Plan, which awards expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company pursuant to a contractual repurchase right will be made available for the issuance of awards under the Amended 2019 Plan. Under the Amended 2019 Plan, the Company regularly

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
grants equity awards in the form of stock options, restricted stock, restricted stock units and other stock-based awards to certain employees and directors. There were 4.4 million shares of common stock available for grant for future equity compensation awards under the Amended 2019 Plan as of December 31, 2021.
Stock-based compensation expense recognized under our equity incentive plans was $74.8 million, $63.9 million and $45.6 million for 2021, 2020 and 2019, respectively. In connection with the Noventis acquisition, the Company recognized an additional $5.5 million of compensation cost for 2019. Refer to Note 4, Acquisitions, for further information. The associated tax benefit related to these costs was $14.1 million, $11.5 million and $9.9 million, for 2021, 2020 and 2019, respectively.
Restricted Stock Units
The Company periodically grants RSUs, a right to receive a specific number of shares of the Company’s common stock at a specified date, to non-employee directors and certain employees. RSUs granted to non-employee directors vest 12 months from the date of grant, or upon termination of board service if the director elects to defer receipt. RSUs issued to certain employees generally vest evenly over up to three years and provide for accelerated vesting if there is a change of control (as defined in the Amended 2019 Plan).
The following is a summary of RSU activity during the year ended December 31, 2021:

(In thousands except per share data)	Units	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2021	472	$145.77
Granted	229	194.41
Vested, including 55 shares withheld for tax[1]	(175)	139.08
Forfeited	(41)	169.13
Unvested at December 31, 2021	485	$169.19
1 The Company withholds shares of common stock to pay the minimum required statutory taxes due upon RSU vesting. Cash is then remitted by the Company to the appropriate taxing authorities.
As of December 31, 2021, there was $40.1 million of total unrecognized compensation cost related to RSUs. That cost is expected to be recognized over a weighted-average period of 1.2 years. The total grant-date fair value of RSUs granted was $44.5 million, $37.0 million and $34.0 million during 2021, 2020 and 2019, respectively. The total fair value of RSUs that vested during 2021, 2020 and 2019 was $24.4 million, $11.9 million and $7.6 million, respectively.
Performance-Based Restricted Stock Units
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
Performance-based restricted stock units with a market condition
The Company periodically grants employees PBRSUs with an added relative TSR modifier to scale the payment up or down by +/- 15 percent. The TSR modifier’s performance period generally spans one to three years and the ultimate modifier is based on the Company’s TSR relative to the TSR of the companies included in the S&P MidCap 400 Index (the “Benchmark Group”) over the specified TSR performance period.
Market-based restricted stock units (TSR awards)
The Company grants certain employees PBRSUs with market-only conditions (“TSR awards”). Attainment of the Company's TSR awards is tied to WEX's TSR relative to the Benchmark Group over the specified TSR performance period, which generally spans one to three years.
Award Modifications during 2020

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Given the economic uncertainty and business disruption created by the COVID-19 pandemic, effective June 23, 2020, the Company's Leadership Development and Compensation Committee approved certain modifications to PBRSUs previously granted on March 16, 2020 and March 20, 2019. Such changes included (i) replacing Company performance metrics with TSR metrics for the March 16, 2020 awards and (ii) adding a relative TSR modifier to scale the payment up or down by +/- 15 percent for the March 20, 2019 awards. The modification to awards originally granted on March 16, 2020 resulted in incremental compensation cost of $21.8 million while affecting all 332 grantees. The modification to awards originally granted on March 20, 2019 resulted in incremental compensation cost of $1.3 million while affecting all 215 grantees.
For the Company's awards that were modified on June 23, 2020, the final attainment for recipients other than executive officers will be based on the greater of the payout under the original awards’ performance metrics or the modified metrics as described above. As a result, the Company is required to assess which payout is more likely and adjust the expense accordingly. If the original awards’ performance metrics are expected to result in a higher number of shares vesting, then the expense recorded will be based on awards expected to vest at the grant-date stock price. Alternatively, if the modified metrics are expected to result in a higher number of shares vesting, then the expense recorded will be based on the fair value calculated using the Monte Carlo simulation valuation model. As of December 31, 2021 and 2020, the expense recognized associated with these modified awards is calculated using the Monte Carlo modification-date fair value.
Grant-date fair value of PBRSUs with market conditions
The grant date fair value of awards with market conditions is estimated on the date of grant using a Monte-Carlo simulation model used to simulate a distribution of future stock price paths based on historical volatility levels. The key inputs for the fair values and other relevant information by grant date are outlined below:

Grant date	3/15/2021	6/24/2020	6/24/2020[2]	3/16/2020[3]	3/20/2019[3]

Risk-free interest rate	0.29%	0.21%	0.21%	0.20%	0.18%
Stock price[1]	$226.02	$160.14	$160.14	$173.15	$173.15
Expected stock price volatility	53.65%	47.72%	47.72%	51.32%	62.29%
Weighted-average fair value per share[1]	$238.92	$264.17	$240.55	$280.93	$188.21

1 At the date of grant or modification date, whichever is applicable.
2 CEO-only award; Has a one-year post-vesting holding period.
3 Awards modified on June 23, 2020.
Risk-free interest rate – The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant for the period matching the vesting term of the awards.
Expected stock price volatility – The Company estimates expected stock price volatility based on historical volatility of the Company’s common stock over a period matching the vesting term of the awards.
Expected dividend yield – We have never paid, nor do we expect to pay, any cash dividends on our common stock; therefore, we assume that no dividends will be paid over the vesting term of the awards.
Rollforward of PBRSUs
The following is a summary of PBRSU activity during the year ended December 31, 2021:

(In thousands except per share data)	Shares	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2021	582	$170.05
Granted	148	236.44
Forfeited	(56)	219.29
Vested, including 54 shares withheld for tax[1]	(150)	157.55
Performance adjustment[2,3]	33	NM
Unvested at December 31, 2021[3]	557	$230.01
NM - Not meaningful

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1 The Company withholds shares of common stock to pay the minimum required statutory taxes due upon PBRSU vesting. Cash is then remitted by the Company to the appropriate taxing authorities.
2 Reflects adjustments to the number of shares of PBRSUs expected to vest based on the change in estimated performance attainments during the year ended December 31, 2021.
3 The impact on awards as a result of expected market condition attainments is not reflected in this table until the attainment measurement period concludes.
As of December 31, 2021, there was $52.8 million of unrecognized compensation cost related to PBRSUs that is expected to be recognized over a weighted-average period of 1.7 years. The total grant-date fair value of PBRSUs granted during 2021, 2020 and 2019 was $34.9 million, $58.5 million and $19.0 million, respectively. The total grant-date fair value of PBRSUs that vested during 2021, 2020 and 2019 was $23.7 million, $21.7 million and $9.3 million, respectively.
Stock Options
Market Performance-Based Stock Options
In May 2017, the Company granted market performance-based stock options with a contractual term of ten years to certain members of senior management. The options contained a market condition that required the closing price of the Company’s stock to meet or exceed certain price thresholds for twenty consecutive trading days (“Stock Price Hurdle”) in order for shares to vest. The options also contained a service condition that required the award recipients to be continually employed from the grant date until such date that the Stock Price Hurdle is satisfied in order for shares to vest. The Stock Price Hurdle began operating in May 2020 on the third anniversary of the grant date. As of December 31, 2021, 100 percent of the shares had vested as a result of the Company's stock exceeding the applicable Stock Price Hurdle. The grant date fair value of these options was estimated on the date of grant using a Monte-Carlo simulation model used to simulate a distribution of future stock price paths based on historical volatility levels. The Company expensed the total grant date fair value of these options on a graded basis over the derived service period of approximately three years.
Service-Based Stock Options
The Company periodically grants stock options to certain officers and employees, which generally become exercisable over three years (with approximately 33 percent of the total grant vesting each year on the anniversary of the grant date) and expire 10 years from the date of grant. All service-based stock option grants provide for an option exercise price equal to the closing market value of the common stock on the date of grant as reported by the NYSE. The fair value of option awards is estimated on the grant date using the Black-Scholes-Merton option-pricing model utilizing the assumptions included in the following table:

	2021	2020	2019
Weighted average grant date fair value	$92.82	$35.13	$58.28

Weighted average expected term (in years)	6	6	6
Weighted average exercise price	$226.02	$109.66	$184.81
Expected stock price volatility	41.81%	32.37%	27.21%
Risk-free interest rate	1.05%	0.58%	2.37%
Expected term – Based on the Company’s limited history of option exercises and its granting of stock options with “plain vanilla” characteristics, the Company uses the simplified method to estimate the expected term of its employee stock options. The expected term assumption as it relates to the valuation of the options represents the period of time that options granted are expected to be outstanding.
Expected stock price volatility – The Company estimates expected stock price volatility based on historical volatility of the Company’s common stock over a period matching the expected term of the options granted.
Risk-free interest rate – The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant for the period matching the expected term of the option.
Expected dividend yield – We have never paid, nor do we expect to pay any cash dividends on our common stock; therefore, we assume that no dividends will be paid over the expected terms of option awards.

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following is a summary of all stock option activity during the year ended December 31, 2021:

(In thousands, except per share data)	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2021	1,043	$115.72
Granted	119	226.02
Exercised	(432)	102.40
Forfeited or expired	(26)	147.28
Outstanding at December 31, 2021	704	$141.42	7.1	$14,850
Exercisable on December 31, 2021	399	$125.95	6.1	$10,036
Vested and expected to vest at December 31, 2021	300	$161.14	8.5	$4,768
As of December 31, 2021, there was $10.3 million of total unrecognized compensation cost related to options. That cost is expected to be recognized over a weighted-average period of 1.3 years. The total intrinsic value of options exercised during the years ended December 31, 2021, 2020 and 2019 was $48.1 million, $8.7 million and $5.7 million, respectively.
Deferred Stock Units
Non-employee directors may elect to defer their cash fees and RSUs in the form of DSUs. These awards are distributed as common stock 200 days immediately following the date upon which such director’s service as a member of the Company’s Board of Directors terminates for any reason. There were approximately 58 thousand and 54 thousand DSUs outstanding as of December 31, 2021 and 2020, respectively. DSU activity is included in the RSU table above. Unvested DSUs as of December 31, 2021 and 2020 were not material.

23.	Restructuring Activities
In connection with the acquisition of eNett and Optal, during the first quarter of 2021, the Company initiated a restructuring program within the Travel and Corporate Solutions segment. The restructuring initiative consisted of employee separation costs, which the Company determined are probable and reasonably estimable. As such, the Company recorded charges incurred under this initiative of $5.4 million for the year ended December 31, 2021, within general and administrative expenses on the consolidated statements of operations. There are no accrued restructuring charges related to this initiative as of December 31, 2021.

24.	Segment Information
The Company determines its operating segments and reports segment information in accordance with how the Company’s CODM allocates resources and assesses performance. The Company’s CODM is its Chief Executive Officer. The operating segments are aggregated into the three reportable segments described below.
•Fleet Solutions provides payment processing, transaction processing, and information management services specifically designed for the needs of fleets of all sizes from small businesses to federal and state government fleets and over-the-road carriers.
•Travel and Corporate Solutions focuses on the complex payment environment of global B2B payments, enabling customers to utilize our payments solutions to integrate into their own workflows and manage their accounts payable automation and spend management functions.
•Health and Employee Benefit Solutions provides a SaaS platform for consumer directed healthcare benefits and a full-service benefit enrollment solution, bringing together benefits administration, certain compliance services and consumer-directed and benefits accounts. Additionally, the Company serves as the non-bank custodian to certain HSA assets. Prior to the sale of WEX Latin America, this operating segment additionally provided payroll-related benefits to customers.

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following tables present the Company’s reportable segment revenues:

	Year Ended December 31, 2021
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Payment processing revenue	$513,365	$274,092	$71,533	$858,990
Account servicing revenue	168,350	44,157	314,351	526,858
Finance fee revenue	254,306	873	144	255,323
Other revenue	175,394	5,796	28,181	209,371
Total revenues	$1,111,415	$324,918	$414,209	$1,850,542

Interest income	$1,813	$14	$2,659	$4,486

	Year Ended December 31, 2020
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Payment processing revenue	$404,843	$229,144	$64,904	$698,891
Account servicing revenue	153,823	41,927	253,706	449,456
Finance fee revenue	197,307	1,079	137	198,523
Other revenue	162,337	5,690	44,972	212,999
Total revenues	$918,310	$277,840	$363,719	$1,559,869

Interest income	$4,326	$272	$1,252	$5,850

	Year Ended December 31, 2019
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Payment processing revenue	$457,244	$303,385	$64,963	$825,592
Account servicing revenue	164,735	43,293	205,524	413,552
Finance fee revenue	245,082	2,086	150	247,318
Other revenue	171,334	19,062	46,833	237,229
Total revenues	$1,038,395	$367,826	$317,470	$1,723,691

Interest income	$6,249	$1,521	$1,534	$9,304

No one customer accounted for more than 10 percent of the total consolidated revenue in 2021, 2020 or 2019.
The CODM evaluates the financial performance of each segment using segment adjusted operating income, which excludes: (i) unallocated corporate expenses; (ii) acquisition-related intangible amortization and other acquisition and divestiture related items; (iii) legal settlement; (iv) impairment charges; (v) loss on sale of subsidiary; (vi) debt restructuring costs; (vii) stock-based compensation; and (viii) other costs. Additionally, we do not allocate financing interest expense, foreign currency gains and losses, other income, change in fair value of contingent consideration, unrealized and realized gains and losses on financial instruments, income taxes and adjustments attributable to non-controlling interests to our operating segments.

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table reconciles total segment adjusted operating income to income (loss) before income taxes:

	Year ended December 31,
(In thousands)	2021	2020	2019
Segment adjusted operating income
Fleet Solutions	$557,083	$383,502	$485,539
Travel and Corporate Solutions	86,860	62,096	168,786
Health and Employee Benefit Solutions	104,408	96,769	80,283
Total segment adjusted operating income	$748,351	$542,367	$734,608

Reconciliation:
Total segment adjusted operating income	$748,351	$542,367	$734,608
Less:
Unallocated corporate expenses	78,218	62,938	67,982
Acquisition-related intangible amortization	181,694	171,144	159,431
Other acquisition and divestiture related items	40,533	57,787	37,675
Legal settlement	—	162,500	—
Impairment charges	—	53,378	—
Loss on sale of subsidiary	—	46,362	—
Debt restructuring costs	6,185	535	11,062
Stock-based compensation	76,550	65,841	47,511
Other costs	23,171	13,555	25,106
Operating income (loss)	$342,000	$(91,673)	$385,841
Financing interest expense	(128,422)	(157,080)	(134,677)
Net foreign currency loss	(12,339)	(25,783)	(926)
Other income	3,617	491	932
Change in fair value of contingent consideration	(40,100)	—	—
Net unrealized gain (loss) on financial instruments	39,190	(27,036)	(34,654)
Income (loss) before income taxes	$203,946	$(301,081)	$216,516
Assets are not allocated to the segments for internal reporting purposes.
Geographic Data
Revenue by principal geographic area, based on the country in which the sale originated, was as follows:

	Year ended December 31,
(In thousands)	2021	2020	2019
United States	$1,642,747	$1,401,144	$1,535,985
Other international[1]	207,795	158,725	187,706
Total revenues	$1,850,542	$1,559,869	$1,723,691
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

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Net property, equipment and capitalized software is subject to geographic risks because it is generally difficult to move and relatively illiquid. Net property, equipment and capitalized software by principal geographic area was as follows:

	Year ended December 31,
(In thousands)	2021	2020	2019
United States	$170,626	$176,348	$200,101
Other international[1]	8,905	11,992	12,374
Net property, equipment and capitalized software	$179,531	$188,340	$212,475
1 No single country within made up more than 5 percent of total net property, equipment and capitalized software for any of the years presented.

25.	Supplementary Regulatory Capital Disclosure
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
Quantitative measures established by regulation to ensure capital adequacy require WEX Bank to maintain minimum amounts and ratios as defined in the regulations. As of December 31, 2021, the most recent FDIC exam report categorized WEX Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events subsequent to that examination report that management believes have changed WEX Bank’s capital rating.
The following table presents WEX Bank’s actual and regulatory minimum capital amounts and ratios:

(In thousands)	Actual Amount	Ratio	Minimum for Capital Adequacy Purposes Amount	Ratio	Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions Amount	Ratio
December 31, 2021
Total Capital to risk-weighted assets	$402,406	12.63%	$254,984	8.00%	$318,731	10.00%
Tier 1 Capital to average assets	$366,121	8.75%	$167,317	4.00%	$209,147	5.00%
Common equity to risk-weighted assets	$366,121	11.49%	$143,429	4.50%	$207,175	6.50%
Tier 1 Capital to risk-weighted assets	$366,121	11.49%	$191,238	6.00%	$254,984	8.00%
December 31, 2020
Total Capital to risk-weighted assets	$299,136	15.04%	$159,148	8.00%	$198,935	10.00%
Tier 1 Capital to average assets	$287,570	12.71%	$90,514	4.00%	$113,143	5.00%
Common equity to risk-weighted assets	$287,570	14.46%	$89,521	4.50%	$129,308	6.50%
Tier 1 Capital to risk-weighted assets	$287,570	14.46%	$119,361	6.00%	$159,148	8.00%

26.	Preferred Stock
Our Board of Directors is expressly authorized to provide for the issuance of up to 10.0 million shares of Preferred Stock, $0.01 par value per share (“Preferred Stock”), in one or more classes or series. Each such class or series of Preferred Stock shall have such voting powers, designations, preferences, qualifications and special or relative rights or privileges, limitations or restrictions thereof, as shall be determined by the Board of Directors, which may include, among others, redemption provisions, dividend rights, liquidation preferences, and conversion rights. There are no shares of Preferred Stock outstanding as of December 31, 2021 and 2020.

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

27.	Related Party Transaction
Relationship with SBI/Bell Bank
As of December 31, 2021, the seller of Discovery Benefits, SBI, holds a 4.53 percent equity interest in the Company's U.S. Health business. Bell Bank, a subsidiary of SBI, is a revolving loan lender under the Company's Amended and Restated Credit Agreement. As of December 31, 2021, there was $119.8 million outstanding in total on the Revolving Credit Facility, with available capacity of $50.0 million, directly attributable to Bell Bank. As of December 31, 2020, there were no amounts outstanding, with available capacity of $50.0 million attributable to Bell Bank.
On April 1, 2021, WEX Inc. completed the acquisition of certain contractual rights to serve as a custodian or sub-custodian to certain HSAs from the HealthcareBank division of Bell Bank. On the closing of the acquisition, WEX Inc. paid Bell Bank initial cash consideration of $200.0 million. Pursuant to the purchase agreement, WEX Inc. agreed to make an additional deferred cash payment of $25.0 million in July 2023 and a second additional deferred cash payment of $25.0 million in January 2024, while also agreeing to additional consideration payable annually that is contingent, and based, upon any future increases in the Federal Funds rate.

As part of WEX Inc.’s purchase of the HSA contractual rights from Bell Bank, as further described in Note 4, Acquisitions, WEX Inc. and SBI entered into the PO Holding Operating Agreement, which reflected the Company’s purchase of $11.2 million of SBI’s non-controlling interest in PO Holding, which reduced SBI’s ownership percentage from 4.9 percent to 4.53 percent, among other things further described in Note 19, Redeemable Non-Controlling Interest. Pursuant to the PO Holding Agreement, SBI subsequently elected to participate in the equity financing of the benefitexpress Acquisition and paid the Company $12.5 million, resulting in a reduction to the second deferred payment due to Bell Bank by the Company to $12.5 million, which is payable in January 2024.

As of December 31, 2021, no deferred cash payments or additional consideration was paid to Bell Bank.
Relationship with Wellington
On October 14, 2021, WEX Inc. transferred $960.0 million of custodial cash assets previously held by a third-party depository partner, to WEX Bank, as the depository partner, to be managed and invested. As of December 31, 2021, the depository assets totaled $956.5 million. Wellington Management Company LLP, an entity affiliated with Wellington Management Group, LLP (“Wellington”), has been appointed investment manager for the funds. Wellington beneficially owned approximately 9 percent of the Company’s outstanding common stock as of December 31, 2021 based on information reported on a Schedule 13G/A filed with the SEC on February 4, 2022. The Company incurred $0.1 million in investment management fees payable to Wellington during 2021. Refer to Note 7, Investment Securities, for further information on these investment securities.
Warburg Pincus Convertible Notes
On July 1, 2020, the Company closed on a private placement transaction with an affiliate of funds managed by Warburg Pincus LLC, pursuant to which the Company issued convertible senior unsecured notes due in 2027 in an aggregate principal amount of $310 million and 577,254 shares of common stock, with gross proceeds in respect of the common stock of $90 million. After giving effect to the purchase of the common stock and Convertible Notes, on an as-converted basis, Warburg Pincus owned approximately 4.7 percent of the Company's outstanding common stock on the closing date of the private placement. Refer to Note 16, Financing and Other Debt, for more information regarding the Convertible Notes. Under the terms of the private placement, for so long as Warburg Pincus continues to own at least 50 percent of the aggregate amount of the shares issued and the shares of common stock issuable upon conversion of the Convertible Notes, Warburg Pincus is entitled to nominate an individual to the board of directors. As of December 31, 2021 and 2020, such nominee was a member of the Company’s board of directors and a managing director at Warburg Pincus LLC.
The Company has a written policy regarding entering certain transactions in which any member of the board of directors has a direct or indirect material interest. Pursuant to this policy, the private placement was approved by the Corporate Governance Committee of the Company’s board of directors, after it had reviewed and considered all relevant facts and circumstances, including, but not limited to, whether the transaction was entered into on terms no less favorable to the Company than terms that could have been reached with an unrelated third party and the interest of the related person in the

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
transaction. Following approval by the Corporate Governance Committee of the board of directors, the private placement was approved by the disinterested members of the Company’s board of directors.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of the principal executive officer and principal financial officer of WEX Inc., evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2021. “Disclosure controls and procedures” are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports it files or submits under the Exchange Act, is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, the principal executive officer and principal financial officer of WEX Inc. concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2021.
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
Under the supervision of and with the participation of management, including the principal executive officer and principal financial and accounting officer, an evaluation was conducted of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by The Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s evaluation under the framework in Internal Control - Integrated Framework (2013), management concluded that WEX Inc.’s internal control over financial reporting was effective as of December 31, 2021.
The Company acquired benefitexpress on June 1, 2021. Management excluded this business from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. This exclusion was in accordance with SEC guidance that an assessment of a recently acquired business’s internal control over financial reporting may be omitted from management’s report on internal control over financial reporting in the year of acquisition of the business. This business represented less than 1.0% of the Company’s total consolidated assets (excluding goodwill and intangibles, which are included within the scope of the assessment) and approximately 1.3% of total consolidated revenues, as of and for the year ended December 31, 2021.
The effectiveness of our internal control over financial reporting as of December 31, 2021, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of WEX Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of WEX Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated March 1, 2022, expressed an unqualified opinion on those financial statements.

As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at benefitexpress, which was acquired on June 1, 2021, and whose financial statements constitute less than 1% of total assets (excluding goodwill and intangibles, which are included within the scope assessment) and less than 1.3% of total revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2021. Accordingly, our audit did not include the internal control over financial reporting at benefitexpress.

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

/s/ Deloitte & Touche LLP

Boston, Massachusetts
March 1, 2022

ITEM 9B. OTHER INFORMATION
Not applicable.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
See the information in the Company’s definitive proxy statement to be delivered to stockholders in connection with the 2022 Annual Meeting of Stockholders (the “2022 Proxy Statement”) set forth under the captions “Governance” and the related subsections including “The Board of Directors”, “Executive Officers,” and “Delinquent Section 16(a) Reports,” if applicable, which information is incorporated herein by reference.
Website Availability of Corporate Governance and Other Documents
The following documents are available on the Corporate Governance page of the investor relations section of the Company’s website, www.wexinc.com: (1) WEX Code of Business Conduct and Ethics, which covers all employees, officers and our board of directors, (2) the Company’s Corporate Governance Guidelines and (3) key Board Committee charters, including charters for the Audit, Corporate Governance and Leadership Development and Compensation Committees. Stockholders also may obtain printed copies of these documents by submitting a written request to Investor Relations, WEX Inc., 97 Darling Avenue, South Portland, Maine 04106. The Company intends to post on its website, www.wexinc.com, all disclosures that are required by law or NYSE listing standards concerning any amendments to, or waivers from, the Code of Business Conduct and Ethics.
ITEM 11. EXECUTIVE COMPENSATION
See the information in the 2022 Proxy Statement set forth under the captions “Executive Compensation” and the related subsections and “Governance” and related subsections including “Director Compensation” and “Compensation Committee Interlocks and Insider Participation”, which information is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
See the information in the 2022 Proxy Statement set forth under the caption “Information About Stock Ownership” and related subsections including “Securities Authorized for Issuance Under Equity Compensation Plans” and “Principal Stockholders”, which information is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
See the information in the 2022 Proxy Statement set forth under the caption “Governance” and related subsections including “Director Independence” and “Certain Relationships and Related Transactions,” which information is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information about aggregate fees billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34) will be presented in the 2022 Proxy Statement set forth under the caption “Auditor Selection and Fees,” which information is incorporated herein by reference.

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

3.1	Amended and Restated Certificate of Incorporation of WEX Inc. (incorporated by reference to Exhibit No. 3.1 to our Current Report on Form 8–K filed with the SEC on June 10, 2021, File No. 001-32426)

3.2	Amended and Restated By-Laws of WEX Inc. (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed with the SEC on June 10, 2021, File No. 001-32426)

4.1
U.S. Security Agreement, made by WEX Inc., and the certain of its subsidiaries, as pledgors, assignors and debtors dated as of July 1, 2016, in favor of Bank of America, as collateral agent for the Lenders (incorporated by reference to Exhibit No. 4.2 to our Current Report on Form 8-K filed with the SEC on July 1, 2016, File No. 001-32426)

* 4.2	Description of WEX Inc.’s Securities Registered under Section 12 of the Exchange Act

4.3
Indenture, dated as of July 1, 2020, by and between WEX Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on July 1, 2020, File No. 001-32426)

4.4
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

10.16
Ninth Amendment to Credit Agreement, dated as of June 26, 2020, by and among WEX Inc., the subsidiaries of WEX Inc. identified therein, Bank of America, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on June 29, 2010, File No. 001-32426)

10.17
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

10.18
Eleventh Amendment to Credit Agreement, dated as of August 20, 2020, by and among WEX Inc., the subsidiaries of WEX Inc. identified therein, Bank of America, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on August 21, 2020, File No. 001-32426)

10.19
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

† 10.20
Wright Express Corporation Amended 2010 Equity and Incentive Plan (incorporated by reference to Exhibit No. 99.1 to our Current Report on Form 8-K filed with the SEC on May 21, 2010, File No. 001-32426)

†10.21	WEX Inc. 2019 Equity and Incentive Plan (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on May 15, 2019, File No. 001-32426)

†10.22
Form of WEX Inc. Restricted Stock Unit Agreement under the WEX Inc. 2019 Equity and Incentive Plan (incorporated by reference to Exhibit No. 10.18 to our Annual Report on Form 10-K filed with the SEC on February 28, 2020, File No. 001-324426)

† 10.23
Form of WEX Inc. Performance-Based Restricted Stock Unit Agreement under the WEX Inc. 2019 Equity and Incentive Plan (incorporated by reference to Exhibit No. 10.19 to our Annual Report on Form 10-K filed with the SEC on February 28, 2020, File No. 001-324426)

† 10.24
Form of WEX Inc. Nonqualified Stock Option Agreement under the WEX Inc. 2019 Equity and Incentive Plan (incorporated by reference to Exhibit No. 10.20 to our Annual Report on Form 10-K filed with the SEC on February 28, 2020, File No. 001-324426)

† 10.25
Wright Express Corporation Amended and Restated Non-Employee Directors Deferred Compensation Plan (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K filed with the SEC on January 7, 2009, File No. 001-32426)

† 10.26	2014 Form of Annual Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2014, File No. 001-32426)

† 10.27
Form of 2014 Growth Grant - Performance-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2014, File No. 001-32426)

† 10.28	2015 Section 162(m) Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 21, 2015, File No. 001-32426)

† 10.29
WEX Inc. Executive Severance Pay and Change in Control Plan dated March 5, 2018 (incorporated by reference to Exhibit No. 10.18 to our Annual Report on Form 10-K filed with the SEC on March 18, 2019, File No. 001-32426)

† 10.30
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

† 10.33
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

† 10.36
2015 Form of WEX Inc. Long Term Incentive Program Non-Statutory Stock Option Award Agreement (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on May 1, 2015, File No. 001-32426)

† 10.37
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

† 10.39
Severance and Restricted Covenant Agreement between Roberto Simon and WEX Inc., dated March 3, 2016 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on April 28, 2016, File No. 001-32426)

† 10.40	Employment Agreement for Scott Phillips dated October 16, 2015 (incorporated by reference to Exhibit 10.29 to our Annual Report on Form 10-K filed with the SEC on March 1, 2018, File No. 001-32426)

† 10.41
Noncompetition, Nonsolicitation, Confidentiality, and Inventions Agreement for Scott Phillips dated October 16, 2015 (incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K filed with the SEC on March 1, 2018, File No. 001-32426)

† 10.42
First Amendment to Employment Agreement for Scott Phillips dated November 1, 2017 (incorporated by reference to Exhibit 10.31 to our Annual Report on Form 10-K filed with the SEC on March 1, 2018, File No. 001-32426)

† 10.43
First Amendment to Noncompetition, Nonsolicitation, Confidentiality, and Inventions Agreement for Scott Phillips dated November 1, 2017 (incorporated by reference to Exhibit 10.32 to our Annual Report on Form 10-K filed with the SEC on March 1, 2018, File No. 001-32426)

10.44
Southern Cross WEX 2015-1 Trust - Receivables Acquisition and Servicing Agreement (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on July 31, 2015, File No. 001-32426)

10.45	Southern Cross WEX 2015-1 Trust - Guarantee and Indemnity (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on July 31, 2015, File No. 001-32426)

10.46	Southern Cross WEX 2015-1 Trust General Security Agreement (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on July 31, 2015, File No. 001-32426)

10.47	Southern Cross WEX 2015-1 Trust Class A Facility Deed (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed with the SEC on July 31, 2015, File No. 001-32426)

10.48	Southern Cross WEX 2015-1 Trust Class B Facility Deed (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed with the SEC on July 31, 2015, File No. 001-32426)

10.49
Consent and Amendment Under Credit Agreement, dated as of February 27, 2019, by and among WEX Inc., the subsidiaries of WEX Inc. identified therein, the lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 1, 2019, File No. 001-32426).

† 10.50	Form of Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on November 8, 2019, File No. 001-32426)

† 10.51	Form of Non-Employee Director Equity Ownership Guideline (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on November 8, 2019, File No. 001-32426)

10.52
Commitment Letter, dated as of January 24, 2020, by and among WEX Inc., Bank of America, N.A., and BofA Securities, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 24, 2020, File No. 001-32426)

10.53
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

10.54
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

10.55
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

10.56
WEX Inc. Common Stock and 6.50% Convertible Senior Notes Due 2027 Purchase Agreement, dated as of June 29, 2020, by and between WEX Inc. and WP Bronco Holdings, LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 1, 2020, File No. 001-32426)

10.57
Registration Rights Agreement, dated as of July 1, 2020, by and between WEX Inc. and WP Bronco Holdings, LLC (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on July 1, 2020, File No. 001-32426)

10.58
Form of Letter to Holders of a Performance-Based Restricted Stock Unit Agreement (2020 Grant) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on June 29, 2020, File No. 001-32426)

10.59
Form of Letter to Holders of a Performance-Based Restricted Stock Unit Agreement (2019 Grant) (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on June 29, 2020, File No. 001-32426)

10.60	Form of June 2020 Performance Share Unit Agreement (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on June 29, 2020, File No. 001-32426)

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

† 10.62
Offer Letter dated September 9, 2019 between WEX Inc. and Mr. Deshaies. (incorporated by reference to Exhibit 10.64 to our Annual Report on Form 10-K filed with the SEC on March 1, 2021, File No. 001-32426).

† 10.63
Offer Letter dated November 6, 2015 between WEX Inc. and Mr. Dearborn (incorporated by reference to Exhibit 10.65 to our Annual Report on Form 10-K filed with the SEC on March 1, 2021, File No 001-32426).

†10.64	Amended and Restated 2019 Equity and Incentive Plan (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on June 10, 2021, File No. 001-32426)

†10.65
Form of WEX Inc. Restricted Stock Unit Award Agreement under the Amended and Restated 2019 Equity and Incentive Plan. (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed with the SEC on August 4, 2021, File No. 001-32426)

†10.66
Form of WEX Inc. Nonstatutory Stock Option Agreement under the Amended and Restated 2019 Equity and Incentive Plan (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on August 4, 2021, File No. 001-32426)

†10.67
Form of WEX Inc. Performance-Based Restricted Stock Unit Award Agreement under the Amended and Restated 2019 Equity and Incentive Plan (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed with the SEC on August 4, 2021, File No. 001-32426)

†* 10.68	Offer letter, dated December 30, 2021, between WEX Inc. and Jennifer Kimball.

* 21.1	Subsidiaries of the registrant

* 23.1	Consent of Independent Registered Accounting Firm – Deloitte & Touche LLP

* 31.1	Certification of Chief Executive Officer of WEX INC. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

* 31.2	Certification of Chief Financial Officer of WEX INC. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

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

WEX INC.
March 1, 2022	By:	/s/ Jennifer Kimball
Jennifer Kimball Interim Chief Financial Officer and Chief Accounting Officer (principal financial officer and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 1, 2022	/s/ Melissa D. Smith
Melissa D. Smith
Chief Executive Officer and Chair
(principal executive officer)

March 1, 2022	/s/ Jennifer Kimball
Jennifer Kimball
Interim Chief Financial Officer and Chief Accounting Officer
(principal financial and accounting officer)

March 1, 2022	/s/ Jack A. VanWoerkom
Jack A. VanWoerkom
Vice Chairman and Lead Director

March 1, 2022	/s/ Nancy Altobello
Nancy Altobello
Director

March 1, 2022	/s/ Bhavana Bartholf
Bhavana Bartholf
Director

March 1, 2022	/s/ Daniel Callahan
Daniel Callahan
Director

March 1, 2022	/s/ Shikhar Ghosh
Shikhar Ghosh
Director

March 1, 2022	/s/ James Groch
James Groch
Director

March 1, 2022	/s/ James C. Neary
James C. Neary
Director

March 1, 2022	/s/ Derrick Roman
Derrick Roman
Director

March 1, 2022	/s/ Stephen Smith
Stephen Smith
Director

March 1, 2022	/s/ Susan Sobbott
Susan Sobbott
Director

March 1, 2022	/s/ Regina O. Sommer
Regina O. Sommer
Director