Form 10-Q
period 2022-03-31
WEX Inc.
filed 2022-05-03
CIK 1309108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
☐ Yes  ☒  No

Number of shares of common stock outstanding as of April 27, 2022 was 44,990,271.

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
•limitations on or compression of interchange fees;
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
•the uncertainties of litigation; as well as
•other risks and uncertainties identified in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission on March 1, 2022.
The Company’s forward-looking statements and these factors do not reflect the potential future impact of any alliance, merger, acquisition, disposition or stock repurchases. The forward-looking statements speak only as of the date of the initial filing of this Quarterly Report and undue reliance should not be placed on these statements. The Company disclaims any obligation to update any forward-looking statements as a result of new information, future events or otherwise.

ACRONYMS AND ABBREVIATIONS
The acronyms and abbreviations identified below are used in this Quarterly Report, including the condensed consolidated financial statements and the notes thereto. The following is provided to aid the reader and provide a reference point when reviewing this Quarterly Report.

2016 Credit Agreement	Credit agreement entered into on July 1, 2016, as amended from time to time, by and among the Company and certain of its subsidiaries, as borrowers, and Bank of America, N.A., as administrative agent on behalf of the lenders.
Adjusted net income or ANI
A non-GAAP measure that adjusts net income (loss) attributable to shareholders to exclude unrealized gains and losses on financial instruments, net foreign currency gains and losses, change in fair value of contingent consideration, acquisition-related intangible amortization, other acquisition and divestiture related items, stock-based compensation, other costs, debt restructuring and debt issuance cost amortization, similar adjustments attributable to our non-controlling interests and certain tax related items.

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

CODM	Chief operating decision maker
Company	WEX Inc. and all entities included in the consolidated financial statements
Convertible Notes	Convertible senior unsecured notes due on July 15, 2027 in an aggregate principal amount of $310 million with a 6.5 percent interest rate, issued July 1, 2020
COVID-19 (or “coronavirus”)	An infectious disease caused by the SARS-CoV-2 virus. The World Health Organization declared the coronavirus outbreak a global pandemic on March 11, 2020
Discovery Benefits	Discovery Benefits, Inc.
DSUs	Deferred stock units
eNett	eNett International (Jersey) Limited
European Fleet business	WEX Fleet Europe and WEX Europe Services, collectively
European Securitization Subsidiary	Gorham Trade Finance B.V., a special purpose entity consolidated by the Company
FDIC	Federal Deposit Insurance Corporation
Federal Reserve Bank Discount Window	Monetary policy that allows WEX to borrow funds on a short-term basis to meet temporary shortages of liquidity caused by internal or external disruptions
Fuel transactions processed	Fuel transactions processed represents the total number of fuel transactions (funded and unfunded) made by fleet customers
GAAP	Generally Accepted Accounting Principles in the United States
HSA	Health Savings Account
NAV	Net asset value
Net payment processing rate	The percentage of the dollar value of each payment processing transaction that the Company records as revenue from merchants less certain discounts given to customers and network fees
Notes	$400 million senior notes with a 4.75 percent fixed rate, issued on January 30, 2013, which were redeemed in full by the Company on March 15, 2021
NYSE	New York Stock Exchange
Optal	Optal Limited
Over-the-road	Typically, heavy trucks traveling long distances
Payment processing $ of fuel	Total dollar value of the fuel purchased by fleets that have a payment processing relationship with WEX
Payment processing transactions	Total number of purchases made by fleets that have a payment processing relationship with the Company, where the Company maintains the receivable for the total purchase
PO Holding	PO Holding, LLC, a wholly-owned subsidiary of WEX Inc. and the direct parent of WEX Health
PPG	Price per gallon of fuel
Purchase volume	Total U.S. dollar value of all transactions in the Travel and Corporate Solutions and Health and Employee Benefit Solutions segments where interchange is earned by the Company
Redeemable non-controlling interest	The portion of the U.S. Health business’ net assets owned by a non-controlling interest holder, SBI, subject to redemption rights held by the non-controlling interest holder
SaaS	Software-as-a-service

SBI	SBI Investments, Inc., which is owned by State Bankshares, Inc, and was a minority interest holder in PO Holding, LLC., a subsidiary of WEX Inc. and the direct parent of WEX Health.
SEC	Securities and Exchange Commission
Segment adjusted operating income	A non-GAAP measure that adjusts operating income to exclude specified items that the Company’s management excludes in evaluating segment performance, including unallocated corporate expenses, acquisition-related intangible amortization and other acquisition and divestiture related items, debt restructuring costs, stock-based compensation, and other costs.
Topic 606	Accounting Standards Codification Section 606, Revenue from Contracts with Customers
TSR	Total shareholder return
U.S. Health business	(i) prior to March 31, 2021, WEX Health, Inc. and Discovery Benefits, LLC., collectively, (ii) from March 31, 2021 to June 1, 2021, WEX Health, Inc. and (iii) from June 1, 2021, WEX Health, Inc. and benefitexpress, collectively
WEX	WEX Inc., unless otherwise indicated or required by the context
WEX Europe Services	WEX Europe Service Limited, a European Fleet business
WEX Fleet Europe	A fleet business in Europe acquired from EG Group
WEX Health	WEX Health, Inc. the Company’s healthcare technology and administration solutions provider/business.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
WEX INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues
Payment processing revenue	$239,478	$188,389
Account servicing revenue	139,941	118,623
Finance fee revenue	78,582	52,153
Other revenue	59,534	51,592
Total revenues	517,535	410,757
Cost of services
Processing costs	132,507	109,762
Service fees	15,750	11,146
Provision for credit losses	25,640	5,059
Operating interest	2,300	2,624
Depreciation and amortization	26,002	29,194
Total cost of services	202,199	157,785
General and administrative	78,663	86,431
Sales and marketing	73,945	78,347
Depreciation and amortization	40,454	37,653
Operating income	122,274	50,541
Financing interest expense	(29,689)	(33,284)
Change in fair value of contingent consideration	(16,600)	—
Net foreign currency gain (loss)	5,006	(2,755)
Net unrealized gain on financial instruments	49,827	7,033
Income before income taxes	130,818	21,535
Income tax expense (benefit)	42,032	(1,670)
Net income	88,786	23,205
Less: Net income from non-controlling interests	268	726
Net income attributable to WEX Inc.	88,518	22,479
Change in value of redeemable non-controlling interest	34,245	(25,044)
Net income (loss) attributable to shareholders	$122,763	$(2,565)

Net income (loss) attributable to shareholders per share:
Basic	$2.73	$(0.06)
Diluted	$2.71	$(0.06)
Weighted average common shares outstanding:
Basic	44,912	44,343
Diluted	45,344	44,343
See notes to the unaudited condensed consolidated financial statements.

WEX INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Net income	$88,786	$23,205

Other comprehensive loss, net of tax:
Unrealized losses on available-for-sale debt securities	(51,668)	—
Foreign currency translation	4,306	(6,877)
Other comprehensive loss, net of tax	(47,362)	(6,877)

Comprehensive income	41,424	16,328
Less: Comprehensive income attributable to non-controlling interests	268	407
Comprehensive income attributable to WEX Inc.	$41,156	$15,921
See notes to the unaudited condensed consolidated financial statements.

WEX INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	March 31, 2022	December 31, 2021
Assets
Cash and cash equivalents	$577,536	$588,923
Restricted cash	671,808	667,915
Accounts receivable (net of allowances of $76,253 in 2022 and $66,306 in 2021)	3,863,159	2,891,242
Investment securities	977,757	948,677
Securitized accounts receivable, restricted	160,180	125,186
Prepaid expenses and other current assets	87,299	77,569
Total current assets	6,337,739	5,299,512
Property, equipment and capitalized software (net of accumulated depreciation of $478,193 in 2022 and $458,093 in 2021)	177,768	179,531
Goodwill	2,915,909	2,908,057
Other intangible assets (net of accumulated amortization of $1,053,542 in 2022 and $1,009,601 in 2021)	1,600,058	1,643,296
Investment securities	38,209	39,650
Deferred income taxes, net	6,598	5,635
Other assets	257,111	231,147
Total assets	$11,333,392	$10,306,828
Liabilities and Stockholders’ Equity
Accounts payable	$1,713,744	$1,021,911
Accrued expenses	434,416	476,971
Restricted cash payable	671,808	668,014
Short-term deposits	2,225,438	2,026,420
Short-term debt, net	157,622	155,769
Other current liabilities	50,417	50,614
Total current liabilities	5,253,445	4,399,699
Long-term debt, net	2,773,630	2,695,365
Long-term deposits	650,257	652,214
Deferred income taxes, net	212,517	192,965
Other liabilities	517,093	273,706
Total liabilities	9,406,942	8,213,949
Commitments and contingencies (Note 15)
Redeemable non-controlling interest	—	254,106
Stockholders’ Equity
Common stock $0.01 par value; 175,000 shares authorized; 49,409 shares issued in 2022 and 49,255 in 2021; 44,981 shares outstanding in 2022 and 44,827 in 2021	494	492
Additional paid-in capital	856,325	844,051
Retained earnings	1,411,852	1,289,089
Accumulated other comprehensive loss	(169,879)	(122,517)
Treasury stock at cost; 4,428 shares in 2022 and 2021	(172,342)	(172,342)
Total stockholders’ equity	1,926,450	1,838,773
Total liabilities and stockholders’ equity	$11,333,392	$10,306,828

See notes to the unaudited condensed consolidated financial statements.

WEX INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock Issued		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2021	48,616	485	830,729	(82,935)	(172,342)	1,288,952	13,022	1,877,911
Stock issued under share-based compensation plans	394	4	22,555	—	—	—	—	22,559
Share repurchases for tax withholdings	—	—	(21,062)	—	—	—	—	(21,062)
Stock-based compensation expense	—	—	17,886	—	—	—	—	17,886
Change in value of redeemable non-controlling interest	—	—	—	—	—	(25,044)	—	(25,044)
Foreign currency translation	—	—	—	(6,558)	—	—	(319)	(6,877)
Net income	—	—	—	—	—	22,479	374	22,853
Balance at March 31, 2021	49,010	489	850,108	(89,493)	(172,342)	1,286,387	13,077	1,888,226

Balance at January 1, 2022	49,255	492	844,051	(122,517)	(172,342)	1,289,089	—	1,838,773
Stock issued under share-based compensation plans	154	2	770	—	—	—	—	772
Share repurchases for tax withholdings	—	—	(12,178)	—	—	—	—	(12,178)
Stock-based compensation expense	—	—	23,682	—	—	—	—	23,682
Unrealized loss on available-for-sale debt securities	—	—	—	(51,668)	—	—	—	(51,668)
Change in value of redeemable non-controlling interest, net of $3.5 million of tax expense	—	—	—	—	—	34,245	—	34,245
Foreign currency translation	—	—	—	4,306	—	—	—	4,306
Net income	—	—	—	—	—	88,518	—	88,518
Balance at March 31, 2022	49,409	$494	$856,325	$(169,879)	$(172,342)	$1,411,852	$—	$1,926,450

See notes to the unaudited condensed consolidated financial statements.

WEX INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net income	$88,786	$23,205
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Net unrealized gains	(54,732)	(4,505)
Change in fair value of contingent consideration	16,600	—
Stock-based compensation	23,682	17,886
Depreciation and amortization	66,456	66,847
Amortization of premiums on investment securities	1,844	—
Debt restructuring and debt issuance cost amortization	3,263	4,455
Deferred tax expense (benefit)	14,200	(2,235)
Provision for credit losses	25,640	5,059
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable and securitized accounts receivable	(1,030,533)	(565,374)
Prepaid expenses and other current and other long-term assets	26,152	(11,065)
Accounts payable	695,918	350,563
Accrued expenses and restricted cash payable	(39,267)	(100,744)
Income taxes	24,777	(3,877)
Other current and other long-term liabilities	(23,816)	2,490
Net cash used for operating activities	(161,030)	(217,295)
Cash flows from investing activities
Purchases of property, equipment and capitalized software	(24,163)	(18,280)
Purchases of equity securities	(72)	(96)
Maturities of equity securities	—	61
Purchases of available-for-sale debt securities	(97,612)	—
Sales and maturities of available-for-sale debt securities	15,284	—
Acquisitions, net of cash and restricted cash acquired	—	1,909
Net cash used for investing activities	(106,563)	(16,406)
Cash flows from financing activities
Repurchase of share-based awards to satisfy tax withholdings	(12,178)	(21,062)
Proceeds from stock option exercises	772	22,559
Net change in deposits	197,460	102,958
Net activity on other debt	29,582	194,798
Borrowings on revolving credit facility	585,000	—
Repayments on revolving credit facility	(524,500)	—
Repayments on term loans	(15,835)	(16,152)
Redemption of Notes	—	(400,000)
Net change in securitized debt	2,216	2,320
Net cash provided by (used for) financing activities	262,517	(114,579)
Effect of exchange rates on cash, cash equivalents and restricted cash	(2,418)	(7,723)
Net change in cash, cash equivalents and restricted cash	(7,494)	(356,003)
Cash, cash equivalents and restricted cash, beginning of period(a)	1,256,838	1,329,653
Cash, cash equivalents and restricted cash, end of period(a)	$1,249,344	$973,650

The following tables provides supplemental disclosure of non-cash investing and financing activities:

	Three Months Ended March 31,
	2022	2021
Capital expenditures incurred but not paid	$3,043	$2,213
Deferred liability from acquisition of remaining interest in PO Holding	$216,594	$—

(a) The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within our condensed consolidated balance sheets to amounts within our condensed consolidated statements of cash flows.

	Three Months Ended March 31,
	2022	2021
Cash and cash equivalents at beginning of period	$588,923	$852,033
Restricted cash at beginning of period	667,915	477,620
Cash, cash equivalents and restricted cash at beginning of period	$1,256,838	$1,329,653

Cash and cash equivalents at end of period	$577,536	$561,199
Restricted cash at end of period	671,808	412,451
Cash, cash equivalents and restricted cash at end of period	$1,249,344	$973,650

See notes to the unaudited condensed consolidated financial statements.

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Basis of Presentation
Basis of Presentation
    The accompanying condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10–Q and Rule 10–01 of Regulation S–X. Accordingly, they do not include all information and notes required by GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the financial statements that are included in the Company’s Annual Report on Form 10–K for the year ended December 31, 2021, filed with the SEC on March 1, 2022. In the opinion of management, all adjustments considered necessary for a fair presentation, which are of a normal recurring nature, have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results for any future periods or the year ending December 31, 2022.
We have applied the same accounting policies in preparing these quarterly financial statements as we did in preparing our 2021 annual financial statements. The Company rounds amounts in the condensed consolidated financial statements to thousands and calculates all per-share data from underlying whole-dollar amounts. Thus, certain amounts may not foot, crossfoot or recalculate based on reported numbers due to rounding.

2.	Recent Accounting Pronouncements
The following table provides a brief description of recent accounting pronouncements adopted during the three months ended March 31, 2022 and those not yet adopted that could have a material effect on our financial statements.

Standard	Description	Date of Adoption	Method of adoptions and effect on financial statements or other significant matters
Adopted During the Three Months Ended March 31, 2022
ASU 2021-08, Business Combinations	This standard requires acquirers within the scope of Subtopic 805-10, Business Combinations to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. This will generally result in an acquirer recognizing and measuring acquired contract assets and liabilities consistent with how they were recognized and measured in an acquiree’s financial statements if such financial statements were prepared in accordance with GAAP. Previously, contract assets and contract liabilities acquired were recognized at their fair value on the acquisition date.	Effective for fiscal years beginning after December 15, 2022.	The Company early adopted this ASU effective January 1, 2022. Adoption had no material effect on the Company’s condensed consolidated financial statements for the three months ended March 31, 2022. The guidelines of this ASU will be applied prospectively for business combinations in the scope of ASC 805.
Not Adopted as of March 31, 2022
ASU 2020–04, Reference Rate Reform and ASU 2021–01, Reference Rate Reform: Scope	These standards provide optional guidance for a limited period of time to ease the potential financial reporting burden in accounting for (or recognizing the effects of) the discontinuation of LIBOR resulting from reference rate reform. The amendments provide optional expedients and exceptions for applying GAAP to contracts and other transactions impacted by reference rate reform. If certain criteria are met, an entity will not be required to remeasure or reassess contracts impacted by reference rate reform.	Election is available through December 31, 2022.	The Company is currently evaluating the implications of these amendments to its current efforts for reference rate reform implementation and any impact the adoption of these ASUs would have on its financial condition and results of operations. While the Company has not yet determined if and when it will adopt these standards, the adoption of such standards is not expected to have a material effect on the Company’s condensed consolidated financial statements.

3.	Revenues
    In accordance with Topic 606, revenue is recognized when, or as, performance obligations are satisfied as defined by the terms of the contract, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for goods or services provided.

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following tables disaggregate the Company’s consolidated revenues:

	Three Months Ended March 31, 2022
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Topic 606 revenues
Payment processing revenue	$151,906	$65,075	$22,497	$239,478
Account servicing revenue	4,343	10,758	86,740	101,841
Other revenue	19,925	313	8,063	28,301
Total Topic 606 revenues	$176,174	$76,146	$117,300	$369,620
Non-Topic 606 revenues	142,965	1,105	3,845	147,915
Total revenues	$319,139	$77,251	$121,145	$517,535

	Three Months Ended March 31, 2021
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Topic 606 revenues
Payment processing revenue	$110,576	$57,248	$20,565	$188,389
Account servicing revenue	4,369	10,687	67,945	83,001
Other revenue	20,246	1,800	7,745	29,791
Total Topic 606 revenues	$135,191	$69,735	$96,255	$301,181
Non-Topic 606 revenues	108,646	907	23	109,576
Total revenues	$243,837	$70,642	$96,278	$410,757
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
The following table provides information about these contract balances:

(In thousands)
Contract balance	Location on the condensed consolidated balance sheets	March 31, 2022	December 31, 2021
Receivables	Accounts receivable, net	$49,300	$49,303
Contract assets	Prepaid expenses and other current assets	7,319	8,975
Contract assets	Other assets	39,917	40,718
Contract liabilities	Other current liabilities	7,274	9,123
Contract liabilities	Other liabilities	68,588	58,900
During the three months ended March 31, 2022, the Company recognized revenue of $5.0 million related to contract liabilities existing as of December 31, 2021.

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Remaining Performance Obligations
The Company’s unsatisfied or partially unsatisfied performance obligations as of March 31, 2022 represent the remaining minimum monthly fees on a portion of contracts across the lines of business, deferred revenue associated with stand ready payment processing obligations and contractually obligated professional services yet to be provided by the Company. The total remaining performance obligations below are not indicative of the Company’s future revenue, as they relate to an insignificant portion of the Company’s operations.
The following table includes revenue expected to be recognized related to remaining performance obligations at the end of the reporting period.

(In thousands)	Remaining 2022	2023	2024	2025	2026	2027	Thereafter	Total
Minimum monthly fees[1]	$54,972	$39,749	$17,372	$6,018	$915	$—	$—	$119,026
Professional services[2]	3,970	80	—	—	—	—	—	4,050
Other[3]	2,524	8,689	13,858	19,104	22,985	27,185	5,929	100,274
Total remaining performance obligations	$61,466	$48,518	$31,230	$25,122	$23,900	$27,185	$5,929	$223,350
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
3 Represents deferred revenue and contractual minimums associated with payment processing service obligations. Consideration associated with certain relationships is variable and the measurement and estimation of contract consideration is contingent upon payment processing volumes and maintaining volume shares, among others.

4.	Acquisitions
2022 Transactions
Acquisition of Remaining Interest in PO Holding
On March 7, 2022, WEX Inc. and SBI entered into a share purchase agreement (the “Share Purchase Agreement”) whereby SBI sold, and WEX Inc. purchased, SBI’s remaining 4.53 percent interest in PO Holding for a purchase price of $234.0 million plus any interest accruing pursuant to the terms of the Share Purchase Agreement. The purchase price is payable in three installments of $76.7 million in each of March of 2024, 2025 and 2026, with a final payment of $4.0 million also payable in March 2026. Pursuant to the Share Purchase Agreement, WEX Inc. owes SBI interest on the outstanding purchase price balance from March 2024 to March 2025 at the 12-month Secured Overnight Financing Rate (“SOFR”) (as determined on March 1, 2024) plus 1.25 percent and on the outstanding balance from March 2025 to March 2026 at the 12-month SOFR rate (as determined on March 3, 2025) plus 2.25 percent, except that no interest accrues on the $4.0 million payment due in March 2026.
Using a discount rate of 3.4 percent, the Company recorded the deferred liability under this Share Purchase Agreement at its net present value of $216.6 million within other liabilities on the condensed consolidated balance sheet. The associated discount relative to the purchase price will be amortized as interest expense using the effective interest method over the repayment term.
This transaction makes PO Holding, the direct parent of WEX Health, a wholly owned subsidiary of WEX Inc. to which the Company is solely entitled to the economic benefits. See Note 13, Redeemable Non-Controlling Interest for more information.

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

2021 Transactions
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
Given the acquisition does not meet the definition of a business, the Company accounted for this transaction as an asset acquisition, recognizing $263.4 million as a definite-lived intangible rights asset as of the acquisition date, with a weighted average life of 5.6 years. As more fully described in Note 13, Redeemable Non-Controlling Interest, as part of this acquisition WEX Inc. allocated $11.2 million of the initial cash consideration to the repurchase of SBI’s non-controlling interest in the U.S. Health business, reducing SBI’s ownership percentage to 4.53 percent at that time. Additionally, the Company recorded an initial deferred liability of $47.4 million equal to the present value of the deferred cash payments and a derivative liability of $27.2 million related to the additional consideration contingent upon future increases in the Federal Funds rate. Refer to Note 12, Fair Value, for further information on the valuation of the derivative liability. Transaction costs related to the acquisition were immaterial and expensed as incurred.
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

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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
To facilitate the benefitexpress Acquisition, WEX Inc., PO Holding, Bell Bank and SBI, which is owned by State Bankshares, Inc., the owner of Bell Bank, entered into a subscription agreement with respect to PO Holding (the “Subscription Agreement”). Pursuant to the Subscription Agreement, on June 1, 2021, WEX Inc. purchased approximately $262.5 million in value of shares in PO Holding and SBI (which, at the time of the transaction, held a non-controlling interest in PO Holding) acquired approximately $12.5 million in value of shares in PO Holding in exchange for SBI granting the Payment Offset to WEX Inc. with respect to the asset acquisition from Bell Bank. For a description of WEX Inc.’s subsequent acquisition of all of SBI’s shares in PO Holding, see “Acquisition of Remaining Interest in PO Holding” above.
The benefitexpress Acquisition has been accounted for using the acquisition method of accounting, which requires that assets acquired and liabilities assumed be recognized at their respective fair values on the acquisition date. The table below summarizes the preliminary allocation of fair value to the assets acquired and liabilities assumed on the acquisition date. These fair values may continue to be revised during the measurement period as third-party valuations on the intangible assets are finalized, further information becomes available and additional analyses are performed, and these adjustments could have a material impact on the purchase price allocation. During the three months ended March 31, 2022, no such measurement period adjustments were recorded. The following is a summary of the preliminary allocation of the purchase price to the assets and liabilities acquired, based on the estimated fair value at the date of acquisition:

(In thousands)	As of March 31, 2022
Cash consideration transferred, net of $15.0 million in cash and restricted cash acquired	$259,061
Less:
Accounts receivable	3,103
Customer relationships(a)(d)	84,400
Developed technologies(b)(d)	19,600
Non-compete(c)(d)	2,150
Other assets	4,387
Accrued expenses	(3,498)
Restricted cash payable	(14,328)
Other liabilities	(5,177)
Recorded goodwill	$168,424
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

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

5.	Accounts Receivable, net of Allowances
Accounts receivable consists of amounts billed to and due from customers across a wide range of industries and other third parties. The Company often extends short-term credit to cardholders by paying the merchant for the purchase price less the fees it retains and records as revenue, then subsequently collecting the total purchase price from the cardholder. The Company also extends revolving credit to certain small fleets. The Company had approximately $114.2 million and $93.7 million in receivables with revolving credit balances as of March 31, 2022 and December 31, 2021, respectively.
The allowance for accounts receivable consists of reserves for both credit and fraud losses, reflecting management’s current estimate of uncollectible balances on its accounts receivable.
The following tables present changes in the accounts receivable allowances by portfolio segment:

	Three Months Ended March 31, 2022
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Balance, beginning of period	$55,758	$9,931	$617	$66,306
Provision for credit losses[1]	23,224	2,147	269	25,640
Charges to other accounts[2]	8,400	—	(70)	8,330
Charge-offs	(25,795)	(261)	(147)	(26,203)
Recoveries of amounts previously charged-off	2,421	—	10	2,431
Currency translation	(70)	(181)	—	(251)
Balance, end of period	$63,938	$11,636	$679	$76,253

	Three Months Ended March 31, 2021
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Balance, beginning of period	$49,267	$9,610	$270	$59,147
Provision for credit losses[1]	4,364	635	60	5,059
Charges to other accounts[2]	4,373	—	—	4,373
Charge-offs	(12,774)	(1,532)	(18)	(14,324)
Recoveries of amounts previously charged-off	1,516	6	—	1,522
Currency translation	(565)	(69)	—	(634)
Balance, end of period	$46,181	$8,650	$312	$55,143
1 The provision is comprised of estimated credit losses based on the Company’s loss-rate experience and includes adjustments required for forecasted credit loss information. The provision for credit losses reported within this table also includes the provision for fraud losses.
2 The Company earns revenue by assessing monthly finance fees on accounts with overdue balances. These fees are recognized as revenue at the time the fees are assessed. The finance fee is calculated using the greater of a minimum charge or a stated late fee rate multiplied by the outstanding balance that is subject to a late fee charge. On occasion, these fees are waived to maintain relationship goodwill. Charges to other accounts substantially represent the offset against the late fee revenue recognized when the Company establishes a reserve for such waived amounts.

Concentration of Credit Risk
The receivables portfolio consists of a large group of homogeneous smaller balances across a wide range of industries, which are collectively evaluated for impairment. No one customer receivable balance represented 10 percent or more of the outstanding receivables balance at March 31, 2022 or December 31, 2021. The following table presents the outstanding balance of trade accounts receivable that are less than 30 and 60 days past due, shown in each case as a percentage of total trade accounts receivable:

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Delinquency Status	March 31, 2022	December 31, 2021
29 days or less past due	99%	98%
59 days or less past due	99%	99%

6.	Earnings per Share
Basic earnings per share is computed by dividing net income (loss) attributable to shareholders by the weighted average number of shares of common stock and vested DSUs outstanding during the year. The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that the numerator is increased for tax effected interest expense associated with our Convertible Notes and the denominator is increased for the assumed issuance of common shares upon conversion of the Convertible Notes under the “if-converted” method unless the effect is anti-dilutive. Additionally, diluted earnings per share includes the assumed exercise of dilutive options and the assumed issuance of unvested restricted stock units and performance-based awards for which the performance condition has been met as of the date of determination, using the treasury stock method unless the effect is anti-dilutive. The treasury stock method assumes that proceeds, including cash received from the exercise of employee stock options and the average unrecognized compensation expense for unvested share-based compensation awards, would be used to purchase the Company’s common stock at the average market price during the period.
The following table summarizes net income (loss) attributable to shareholders and reconciles basic and diluted shares outstanding used in the earnings per share computations:

	Three Months Ended March 31,
(In thousands)	2022	2021

Net income (loss) attributable to shareholders	$122,763	$(2,565)

Weighted average common shares outstanding – Basic	44,912	44,343
Dilutive impact of share-based compensation awards[1]	432	—
Weighted average common shares outstanding – Diluted[1,2]	$45,344	44,343
1 For the three months ended March 31, 2022, 0.6 million of outstanding share-based compensation awards were excluded from the computation of diluted earnings per share under the treasury stock method, as the effect of including these awards would be anti-dilutive. For the three months ended March 31, 2021, 1.0 million of outstanding share-based compensation awards were excluded from the computation of diluted earnings per share under the treasury stock method, including share-based compensation awards that would otherwise have been dilutive but for the Company’s net loss position, as the effect of including these awards would be anti-dilutive.
2 It is the Company’s current intention to settle all conversions of the Convertible Notes in shares of the Company’s common stock. Under the “if-converted” method, approximately 1.6 million shares of the Company’s common stock associated with the assumed conversion of the Convertible Notes as of the beginning of the period have been excluded from diluted shares outstanding for the three months ended March 31, 2022 and 2021 as the effect of including such shares would be anti-dilutive. For further information regarding the Convertible Notes, see Note 9, Financing and Other Debt.

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

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

A summary of the Company’s interest rate swap contracts with a collective notional amount of $1.9 billion outstanding as of March 31, 2022 is as follows:

Beginning	Contract End Date	Fixed Interest Rates[1]	Notional Amount at inception (in thousands)
December 2017	December 2022	2.204%	$300,000
March 2020	March 2023	1.954%	150,000
March 2019	March 2023	1.956%	100,000
March 2019	March 2023	2.413%	200,000
March 2020	December 2023	1.862%	200,000
May 2021	May 2024	0.435%	150,000
May 2021	May 2024	0.440%	150,000
May 2021	May 2025	0.678%	300,000
May 2021	May 2026	0.909%	150,000
May 2021	May 2026	0.910%	150,000
1 Fixed interest rates payable by WEX. Counterparties pay floating rate equal to the one-month USD LIBOR.
The following table presents information on the location and amounts of interest rate swap gains and losses:

(In thousands)		Three Months Ended March 31,
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations	2022	2021
Interest rate swap contracts – unrealized portion	Net unrealized gain (loss) on financial instruments	$51,096	$7,520
Interest rate swap contracts – realized portion	Financing interest expense	$(5,881)	$(5,457)
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
WEX Bank accepts its deposits through certain customers as required collateral for credit that has been extended (“customer deposits”) and through contractual arrangements for brokered and non-brokered certificate of deposit and money market deposit products. Additionally, beginning in October 2021, WEX Bank holds HSA deposits transferred from third-party depository partners. See Note 4, Acquisitions, for more information regarding WEX Inc.’s April 2021 acquisition of contractual rights to serve as custodian or sub-custodian of these deposits.
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
The following table presents the composition of deposits, which are classified as short-term or long-term based on their contractual maturities:

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

(In thousands)	March 31, 2022	December 31, 2021
Interest-bearing money market deposits[1]	$378,898	$370,813
Customer deposits	131,322	129,180
HSA deposits[2]	1,290,002	960,000
Contractual deposits with maturities within 1 year[1,3,4]	425,216	566,427
Short-term deposits	2,225,438	2,026,420
Contractual deposits with maturities greater than 1 year and less than 5 years[1,3,4]	650,257	652,214
Total deposits	$2,875,695	$2,678,634

Weighted average cost of HSA deposits outstanding	0.03%	0.03%
Weighted average cost of funds on contractual deposits outstanding	0.48%	0.48%
Weighted average cost of interest-bearing money market deposits outstanding	0.42%	0.20%
1 As of March 31, 2022 and December 31, 2021, all certificates of deposit and money market deposits were in denominations of $250 thousand or less, corresponding to FDIC deposit insurance limits.
2 Deposits held associated with the HSA custodial assets. HSA deposits are recorded within short-term deposits on the condensed consolidated balance sheet as the funds can be withdrawn by the account holders on demand.
3 Original maturities range from 12 months to 5 years, with coupon interest rates ranging from 0.12 percent to 3.52 percent as of March 31, 2022. At December 31, 2021, original maturities ranged from 9 months to 5 years, with coupon interest rates ranging from 0.12 percent to 3.52 percent.
4 Includes certificates of deposit and certain money market deposits, which have a fixed maturity and interest rate.
In accordance with regulatory requirements, WEX Bank normally maintains reserves against a portion of its outstanding customer deposits by keeping balances with the Federal Reserve Bank, however, due to currently relaxed Federal Reserve requirements enacted in response to the COVID-19 pandemic, there was no required reserve at March 31, 2022 and December 31, 2021.

9.	Financing and Other Debt
The following table summarizes the Company’s total outstanding debt by type as of March 31, 2022 and December 31, 2021.

(In thousands)	March 31, 2022	December 31, 2021
Term loans:
Tranche A Term Loans	$929,511	$941,742
Tranche B Term Loans	1,427,580	1,431,185
Total term loans	$2,357,091	$2,372,927
Borrowings on Revolving Credit Facility	180,300	119,800
Convertible Notes	310,000	310,000
Securitized debt	104,226	100,861
Participation debt	31,083	1,500
Total gross debt[1]	$2,982,700	$2,905,088
1 See Note 12, Fair Value, for more information regarding the fair value of the Company’s debt.

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes the Company’s total outstanding debt by balance sheet classification:

(In thousands)	March 31, 2022	December 31, 2021
Current portion of gross debt	$167,568	$165,703
Less: Unamortized debt issuance costs/debt discount	(9,946)	(9,934)
Short-term debt, net	$157,622	$155,769

Long-term portion of gross debt	$2,815,132	$2,739,385
Less: Unamortized debt issuance costs/debt discount	(41,502)	(44,020)
Long-term debt, net	$2,773,630	$2,695,365

Supplemental information:
Letters of credit[1]	$51,383	$51,392
Remaining borrowing capacity on Revolving Credit Facility[2]	$698,317	$758,808
1 Credit support for lease agreements, virtual card and fuel payment processing activity at the Company’s foreign subsidiaries.
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
Debt issuance costs incurred and capitalized in conjunction with the Amended and Restated Credit Agreement are being amortized into interest expense over the term of the Amended and Restated Credit Agreement using the effective interest method.
As of March 31, 2022, amounts outstanding under the Amended and Restated Credit Agreement bore a weighted average effective interest rate of 2.6 percent. As of December 31, 2021, amounts outstanding under the Amended and Restated Credit Agreement bore a weighted average effective interest rate of 2.2 percent. The Company maintains interest rate swap contracts to manage the interest rate risk associated with its outstanding variable-interest rate borrowings. See Note 7, Derivative Instruments, for further discussion. In addition, the Company pays a quarterly commitment fee at a rate per annum ranging, as of March 31, 2022, from 0.25 percent to 0.50 percent of the daily unused portion of the Revolving Credit Facility (which was 0.40 percent at both March 31, 2022 and December 31, 2021) determined based on the Company’s consolidated leverage ratio.
Convertible Notes

Pursuant to a purchase agreement dated June 29, 2020, on July 1, 2020, the Company closed on a private placement with an affiliate of Warburg Pincus LLC (together with its affiliate, “Warburg Pincus”), pursuant to which the Company issued the Convertible Notes due on July 15, 2027 in an aggregate principal amount of $310.0 million and 577,254 shares of the

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Company’s common stock for an aggregate purchase price of $389.2 million, of which $90.0 million constituted the purchase price for the shares, reflecting a purchase price of $155.91 per share.
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
The Company will have the right, at any time after July 1, 2023, to redeem the Convertible Notes in whole or in part if the closing price of WEX’s common stock is at least 200 percent of the conversion price of the Convertible Notes for 20 trading days (whether or not consecutive) out of any 30 consecutive trading day period prior to the time the Company delivers a redemption notice, (including at least one of the five trading days immediately preceding the last day of such 30 trading day period), subject to the right of holders of the Convertible Notes to convert its Convertible Notes prior to the redemption date. In the event of certain fundamental change transactions, including certain change of control transactions and delisting events involving the Company, holders of the Convertible Notes will have the right to require the Company to repurchase its Convertible Notes at 105 percent of the outstanding principal amount of the Convertible Notes, plus the present value of future interest payments through the date of maturity. No such repurchase has occurred through March 31, 2022.
The Company accounts for the Convertible Notes and its conversion feature as a single unit of account. The remaining debt discount and debt issuance costs associated with the Convertible Notes will be amortized to interest expense using the effective interest rate method over the seven-year contractual life of the Convertible Notes. As of both March 31, 2022 and December 31, 2021, the Convertible Notes had an effective interest rate of 7.5 percent.

Based on the closing price of the Company’s common stock as of March 31, 2022, the “if-converted” value of the Convertible Notes was less than the respective principal amount.
The Convertible Notes consist of the following:

(In thousands)	March 31, 2022	December 31, 2021
Principal[1]	$310,000	$310,000
Less: Unamortized discounts	(12,333)	(12,844)
Less: Unamortized issuance cost	(1,986)	(2,068)
Net carrying amount of Convertible Notes	$295,681	$295,088

1 Recorded within long-term debt, net on our condensed consolidated balance sheets, offset by the long-term portion of unamortized discounts and issuance cost.
The following table sets forth total interest expense recognized for the Convertible Notes:

	Three Months Ended March 31,
(In thousands)	2022	2021
Interest on 6.5 percent coupon	$5,038	$5,038
Amortization of debt discount and debt issuance costs	593	553
	$5,631	$5,591
Australian Securitization Facility

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The Company has a securitized debt agreement with MUFG Bank, Ltd. through April 2023. Under the terms of the agreement, each month on a revolving basis, the Company sells certain of its Australian receivables to the Company’s Australian Securitization Subsidiary, which in turn uses the receivables as collateral to issue asset-backed commercial paper (“securitized debt”). The amount collected on the securitized receivables is restricted to pay the securitized debt and is not available for general corporate purposes.
The Company pays a variable interest rate on the outstanding balance of the securitized debt, based on the Australian Bank Bill Rate plus an applicable margin. The interest rate was 0.92 percent and 0.91 percent as of March 31, 2022 and December 31, 2021, respectively. The Company had $72.1 million and $70.1 million of securitized debt under this facility as of March 31, 2022 and December 31, 2021, respectively, recorded in short-term debt, net.
European Securitization Facility
Under the terms of the Company’s securitized debt agreement with MUFG Bank, Ltd. through April 2023, each month on a revolving basis, the Company sells certain of its receivables from selected European countries to its European Securitization Subsidiary, which in turn, uses the receivables as collateral to issue securitized debt. The amount collected on the securitized receivables is restricted to pay the securitized debt and is not available for general corporate purposes.
The Company pays a variable interest rate on the outstanding balance of the securitized debt, based on the Sterling Overnight Index Average, plus an applicable margin. The interest rate was 1.52 percent and 0.92 percent as of March 31, 2022 and December 31, 2021, respectively. The Company had $32.1 million and $30.8 million of securitized debt under this facility as of March 31, 2022 and December 31, 2021, respectively, recorded in short-term debt, net.

Participation Debt
From time to time, WEX Bank enters into participation agreements with third-party banks to fund customers’ balances that exceed WEX Bank’s lending limit to individual customers. Associated unsecured borrowings generally carry a variable interest rate set according to an applicable reference rate plus a margin, which ranged from 225 to 250 basis points as of March 31, 2022.
As of March 31, 2022, the Company had outstanding participation agreements for the borrowing of up to $55.0 million through May 31, 2023 and up to $35.0 million thereafter through December 31, 2023. As of March 31, 2022 and December 31, 2021, there was $31.1 million and $1.5 million borrowed against these participation agreements, respectively, and recorded within short-term debt, net on the condensed consolidated balance sheets. As of March 31, 2022 and December 31, 2021, the average interest rate on these agreements was 2.95 percent and 2.54 percent, respectively.
Borrowed Federal Funds
WEX Bank borrows from uncommitted federal funds lines to supplement the financing of the Company’s accounts receivable. There were no outstanding borrowings as of March 31, 2022 and December 31, 2021. The average interest rate on borrowed federal funds was 0.34 percent and 0.10 percent for the three months ended March 31, 2022 and 2021, respectively.
Other
As of March 31, 2022, WEX Bank pledged $395.7 million of fleet receivables held by WEX Bank to the Federal Reserve Bank as collateral for potential borrowings, through the Federal Reserve Bank Discount Window. Amounts that can be borrowed are based on the amount of collateral pledged and were $245.9 million and $268.6 million as of March 31, 2022 and December 31, 2021, respectively. WEX Bank had no borrowings outstanding on this line of credit through the Federal Reserve Bank Discount Window as of March 31, 2022 and December 31, 2021.

10.	Off–Balance Sheet Arrangements
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

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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
The Company sold $145.0 million and $119.0 million of accounts receivable under this arrangement during the three months ended March 31, 2022 and 2021, respectively. Proceeds received, which are recorded net of applicable costs, including interest and commissions, are recorded in operating activities in the condensed consolidated statements of cash flows. The loss on factoring, recorded within cost of services in the condensed consolidated statements of operations, was immaterial for the three months ended March 31, 2022 and 2021. As of March 31, 2022 and December 31, 2021, the amounts of outstanding transferred receivables in excess of the established credit limit were immaterial. Charge-backs on balances in excess of the credit limit during each of the three months ended March 31, 2022 and 2021 were immaterial.
WEX Bank Accounts Receivable Factoring
WEX Bank is party to a receivables purchase agreement with an unrelated third-party financial institution to sell certain of its trade accounts receivable under non-recourse transactions, which extends through August 2022, after which the agreement can be renewed for successive one-year periods assuming WEX provides advance written notice that is accepted by the purchaser. WEX Bank continues to service the receivables post transfer with no participating interest. The Company obtained a true-sale opinion from an independent attorney, which states that the factoring agreement provides legal isolation upon WEX Bank bankruptcy or receivership under local law. As such, transfers under this arrangement are treated as a sale and are accounted for as a reduction in trade accounts receivable because effective control of the receivables is transferred to the buyer.
The Company sold $754.7 million and $215.8 million of trade accounts receivable under this arrangement during the three months ended March 31, 2022 and 2021, respectively. Proceeds received, which are reported net of a negotiated discount rate, are recorded in operating activities in the condensed consolidated statements of cash flows. The loss on factoring, which is recorded within cost of services in the condensed consolidated statements of operations, were insignificant for each of the three months ended March 31, 2022 and 2021, respectively.

11.	Investment Securities
The Company’s investment securities consist of (i) custodial assets deposited with, managed and invested by WEX Bank through an investment manager, which are reflected within current assets on the condensed consolidated balance sheets and (ii) securities purchased and held by WEX Bank primarily to meet the requirements of the Community Reinvestment Act, which are reflected within non-current assets on the condensed consolidated balance sheets. Investment securities are reflected in the condensed consolidated balance sheets at fair value and are classified as current or long-term based on management’s determination of which such securities are available for use in current operations, regardless of the securities’ stated maturity dates. Accrued interest on investment securities is recorded within prepaid expenses and other current assets on the condensed consolidated balance sheets. As of March 31, 2022 and December 31, 2021, accrued interest on investment securities was $5.3 million and $4.2 million, respectively. The cost basis of investment securities is based on the specific identification method. Purchases, sales and maturities associated with investment securities are treated as investing activities within the condensed consolidated statements of cash flows.
The Company’s amortized cost and estimated fair value of investment securities as of March 31, 2022 and December 31, 2021 are presented below:

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

(In thousands)	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses	Fair Value(a)
As of March 31, 2022
Current:
Debt securities:
U.S. treasury notes	$333,384	—	18,899	314,485
Corporate debt securities	385,062	—	24,132	360,930
Municipal bonds	31,269	—	2,943	28,326
Asset-backed securities	120,777	—	2,397	118,380
Mortgage-backed securities	164,847	—	9,211	155,636
Total(b)	$1,035,339	$—	$57,582	$977,757

Non-current:
Debt securities:
Municipal bonds	$3,081	$—	$202	$2,879
Asset-backed securities	158	1	—	159
Mortgage-backed securities	119	—	3	116
Mutual fund	28,071	—	2,016	26,055
Pooled investment fund	9,000	—	—	9,000
Total (c)	$40,429	$1	$2,221	$38,209
Total investment securities(d)	$1,075,768	$1	$59,803	$1,015,966

(In thousands)	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses	Fair Value(a)
As of December 31, 2021
Current:
Available-for-sale securities –
Debt securities:
U.S. treasury notes	$308,058	$250	$1,113	$307,195
Corporate debt securities	355,102	30	3,289	351,843
Municipal bonds	31,273	44	149	31,168
Asset-backed securities	120,774	24	587	120,211
Mortgage-backed securities	139,590	11	1,341	138,260
Total(b)	$954,797	$359	$6,479	$948,677

Non-current:
Debt securities:
Municipal bonds	$3,107	$1	$—	$3,108
Asset-backed securities	167	1	—	168
Mortgage-backed securities	121	2	—	123
Mutual fund	27,999	—	748	27,251
Pooled investment fund	9,000	—	—	9,000
Total (c)	$40,394	$4	$748	$39,650
Total investment securities(d)	$995,191	$363	$7,227	$988,327
(a) The Company’s methods for measuring the fair value of its investment securities are discussed in Note 12, Fair Value.
(b) These investments are custodial assets deposited with, managed and invested by WEX Bank through an investment manager. They are classified as current on the condensed consolidated balance sheets, even though the stated maturity date may be one year or more beyond the current balance sheet date, as the Company views these securities as available for use in current operations, if needed.
(c) These investments are not deemed available for current operations and have been classified as non-current on the condensed consolidated balance sheets.
(d) Excludes $13.1 million and $11.3 million in equity securities as of March 31, 2022 and December 31, 2021, respectively, included in prepaid expenses and other current assets and other assets on the condensed consolidated balance sheets.

The following table presents estimated fair value and gross unrealized losses of debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by security category. There are no expected credit losses that have been recorded against our investment securities as of March 31, 2022 and December 31, 2021.

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Balance at March 31, 2022		Balance at December 31, 2021
(In thousands)	Fair Value	Gross Unrealized Losses[1]	Fair Value	Gross Unrealized Losses[1]
Investment-grade rated debt securities:
U.S. treasury notes	$314,485	$18,899	$268,839	$1,113
Corporate debt securities	$360,930	$24,132	$336,777	$3,289
Municipal bonds	$31,205	$3,145	$24,049	$149
Asset-backed securities	$118,539	$2,397	$101,983	$587
Mortgage-backed securities	$155,752	$9,214	$132,737	$1,341
1 All investments above have been in a continuous unrealized loss position for less than 12 months.
The above table includes 238 securities at March 31, 2022, where the current fair value is less than the related amortized cost. Unrealized losses on the Company’s debt securities included in the above table are not considered to be credit-related based upon an analysis that considered the extent to which the fair value is less than the amortized basis of a security, adverse conditions specifically related to the security, changes to credit rating of the instrument subsequent to Company purchase, and the strength of the underlying collateral, if any. Additionally, the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases, which may be maturity.
The following table summarizes the contractual maturity dates of the Company’s debt securities.

	March 31, 2022
(In thousands)	Net Carrying Amount	Fair Value
Due after 1 year through year 5	402,942	382,239
Due after 5 years through year 10	398,779	371,845
Due after 10 years	236,976	226,828
Total	$1,038,697	$980,912

Changes in the fair value of the Company’s equity securities are recognized within net unrealized gain (loss) on financial instruments on the condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021. During the three months ended March 31, 2022 unrealized losses related to equity securities still held as of March 31, 2022 approximated $2.0 million. During the three months ended March 31, 2021, unrealized losses related to equity securities still held as of March 31, 2021 were immaterial.

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

(In thousands)	Fair Value Hierarchy	March 31, 2022	December 31, 2021
Financial Assets:
Money market mutual funds[1]	1	$5,785	$3,670

Investment securities, current:
Debt securities:
U.S. treasury notes	2	$314,485	$307,195
Corporate debt securities	2	360,930	351,843
Municipal bonds	2	28,326	31,168
Asset-backed securities	2	118,380	120,211
Mortgage-backed securities	2	155,636	138,260
Total		$977,757	$948,677

Investment securities, non-current:
Debt securities:
Municipal bonds	2	$2,879	$3,108
Asset-backed securities	2	159	168
Mortgage-backed securities	2	116	123
Fixed-income mutual fund	1	26,055	27,251
Pooled investment fund measured at NAV[2]		9,000	9,000
Total		$38,209	$39,650

Executive deferred compensation plan trust[3]	1	$13,080	$11,303
Interest rate swaps[4]	2	$49,779	$15,031

Liabilities
Interest rate swaps[4]	2	$3,635	$19,982
Contingent consideration[5]	3	$83,900	$67,300
1 The fair value is recorded in cash and cash equivalents.
2 The fair value of this security is measured at NAV as a practical expedient and has not been classified within the fair value hierarchy. The amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the condensed consolidated balance sheets.
3 The fair value is recorded as current or long-term based on the timing of the Company’s executive deferred compensation plan payment obligations. At March 31, 2022, $1.1 million and $12.0 million in fair value is recorded within prepaid expenses and other current assets and other assets, respectively. At December 31, 2021, $1.6 million and $9.7 million in fair value is recorded within prepaid expenses and other current assets and other assets, respectively.
4 The fair value is recorded as current or long-term depending on the timing of expected discounted cash flows. At March 31, 2022, $9.9 million and $39.8 million in fair value is recorded in prepaid expenses and other current assets and other assets, respectively. At March 31, 2022, $3.6 million in fair value is recorded within other current liabilities. At December 31, 2021, $0.1 million and $14.9 million in fair value is recorded within prepaid expenses and other current assets and other assets, respectively. At December 31, 2021, $17.6 million and $2.4 million in fair value is recorded within other current liabilities and other liabilities, respectively.
5 The fair value is recorded as current or long-term based on the timing of expected payments. At March 31, 2022, $3.5 million and $80.4 million in fair value is recorded within other current liabilities and other liabilities, respectively. At December 31, 2021, $67.3 million in fair value is recorded in other liabilities.
Money Market Mutual Funds
A portion of the Company’s cash and cash equivalents are invested in money market mutual funds that primarily consist of short-term government securities, which are classified as Level 1 in the fair value hierarchy because they are valued using quoted market prices for identical instruments in an active market.

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Debt Securities
The Company determines the fair value of U.S. treasury notes using quoted market prices for similar or identical instruments in a market that is not active. For corporate debt securities, municipal bonds, and asset-backed and mortgage-backed securities, the Company generally uses quoted prices for recent trading activity of assets with similar characteristics to the debt security or bond being valued. The securities and bonds priced using such methods are generally valued using Level 2 inputs.
Pooled Investment Fund

(In thousands)	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period

Pooled investment fund, as of March 31, 2022	$9,000	—	Monthly	30 days
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
Fixed Income Mutual Fund
The Company determines the fair value of its fixed income mutual fund investment using quoted market prices for identical instruments in an active market; such inputs are classified as Level 1 of the fair value hierarchy.
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
Contingent Consideration

As part of the asset acquisition from Bell Bank discussed in Note 4, Acquisitions, the Company is obligated to pay additional consideration to Bell Bank contingent upon increases in the Federal Funds rate. The Company determined the fair value of this contingent consideration derivative liability based on discounted cash flows using the difference between the baseline Federal Funds rate in the purchase agreement with Bell Bank and future forecasted Federal Funds rates over the agreement term. The forecasted Federal Funds rates represent a Level 3 input within the fair value hierarchy. The resulting probability-weighted contingent consideration amounts were discounted using a weighted average discount rate, which was 2.34 percent as of March 31, 2022 and 1.45 percent as of December 31, 2021. Significant increases or decreases in the Federal Funds rates could result in material increases or decreases, respectively, to the fair value of the Company’s contingent consideration derivative liability.

The Company records changes in the estimated fair value of the contingent consideration in the condensed consolidated statements of operations. Changes in the contingent consideration derivative liability are measured at fair value on a recurring basis using unobservable inputs (Level 3) and during the three months ended March 31, 2022 are as follows:

(In thousands)	Fair Value
Contingent consideration – December 31, 2021	$67,300
Change in estimated fair value	16,600
Contingent consideration – March 31, 2022	$83,900

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Assets and Liabilities Measured at Carrying Value, for which Fair Value is Disclosed
Term Loans and Borrowings on Revolving Credit Facility
The Company determines the fair value of borrowings on the Revolving Credit Facility and Tranche A Term Loans and Tranche B Term Loans based on market rates for the issuance of the Company’s debt, which are Level 2 inputs in the fair value hierarchy. As of March 31, 2022 and December 31, 2021, the carrying value of outstanding borrowings on the Tranche A Term Loans and Tranche B Term Loans approximated fair value. As of March 31, 2022 and December 31, 2021, the principal amount of the outstanding borrowings on the Revolving Credit Facility approximated fair value.
Convertible Notes
The Company determines the fair value of the Convertible Notes outstanding using our stock price and volatility, the conversion premium on the Convertible Notes and effective interest rates for similarly-rated credit issuances, all of which are Level 2 inputs in the fair value hierarchy. As of March 31, 2022 and December 31, 2021, the fair value of our Convertible Notes approximated $355.8 million and $327.7 million, respectively.
Other Assets and Liabilities
The carrying value of certain of the Company’s financial instruments, other than those presented above, including cash, cash equivalents, restricted cash, short-term certificates of deposit, accounts receivable, accounts payable, accrued expenses and other liabilities, approximate their respective fair values due to their short-term nature or maturities. The carrying value of certain other financial instruments, including interest-bearing money market deposits, certificates of deposit with maturity dates in excess of one year, securitized debt, participation debt, borrowed federal funds and deferred consideration associated with acquisitions approximate their respective fair values due to their interest rates being consistent with current market interest rates.

13.	Redeemable Non-Controlling Interest
On March 5, 2019, the Company acquired Discovery Benefits, an employee benefits administrator. The seller of Discovery Benefits, SBI, obtained a 4.9 percent equity interest in PO Holding, the newly formed parent company of WEX Health and Discovery Benefits. As part of WEX Inc.’s purchase of the HSA contractual rights from Bell Bank on April 1, 2021, as more fully described in Note 4, Acquisitions, SBI’s ownership percentage was reduced to 4.53 percent.
The original agreement provided SBI with a put right and the Company with a call right for the equity interest, which could be exercised no earlier than seven years following the date of acquisition. Upon exercise of the put or call right, the purchase price was to be calculated based on a revenue multiple of peer companies (as described in the operating agreement for PO Holding) applied to trailing twelve month revenues of the U.S. Health business. The put option made the non-controlling interest redeemable and, therefore, the non-controlling interest was classified as temporary equity outside of stockholders’ equity as of December 31, 2021. Any resulting change in the value of the redeemable non-controlling interest was offset against retained earnings and impacted earnings per share.
On March 7, 2022, in complete satisfaction of any rights under the PO Holding operating agreement, WEX Inc. and SBI entered into that certain Share Purchase Agreement whereby SBI sold, and WEX Inc. purchased, SBI’s remaining 4.53 percent interest in PO Holding. The purchase price for the shares in PO Holding was an aggregate price of $234.0 million plus any interest accruing pursuant to the terms of the Share Purchase Agreement. The liability associated with the future payment of the purchase price was recorded at a net present value of $216.6 million, as more fully described in Note 4, Acquisitions.
The carrying value of the redeemable non-controlling interest immediately prior to the acquisition date was $254.4 million. The $37.8 million excess carrying value as of the acquisition date was recorded within the change in value of redeemable non-controlling interest on the condensed consolidated statements of operations for the three months ended March 31, 2022. This change in value of redeemable non-controlling interest was offset by $3.5 million of deferred tax expense resulting from the difference between the book and tax bases of the deferred liability payable to SBI. The carrying value of the redeemable non-controlling interest was reduced to zero as a result of the acquisition. As a result of this purchase, WEX Inc. owns 100 percent of PO Holding as of March 31, 2022.

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table presents the changes in the Company’s redeemable non-controlling interest:

(In thousands)	2022	2021
Balance at January 1	$254,106	$117,219
Net income attributable to redeemable non-controlling interest	268	353
Change in value of redeemable non-controlling interest	(37,780)	25,044
Repurchase of non-controlling interest	(216,594)	—
Balance at March 31	$—	$142,616

14.	Income Taxes
The Company’s effective tax rate was 32.1 percent and (7.8) percent for the three months ended March 31, 2022 and 2021, respectively. Income tax expense is based on an estimated annual effective rate, which requires the Company to make its best estimate of annual pretax income or loss. The Company’s effective tax rate for the three months ended March 31, 2022 was adversely impacted by a discrete tax item of $7.5 million primarily associated with an uncertain tax position. Effective tax rates were significantly lower for the same period in the prior year primarily due to significant excess tax benefits arising from stock-based compensation in the prior year.
Undistributed earnings of certain foreign subsidiaries of the Company amounted to $146.0 million and $133.0 million at March 31, 2022 and December 31, 2021, respectively. The Company continues to maintain its indefinite reinvestment assertion for its investments in foreign subsidiaries except for any historical undistributed earnings and future earnings for WEX Australia. Upon distribution of the foreign subsidiaries’ earnings in which the Company continues to assert indefinite reinvestment, the Company would be subject to withholding taxes payable to foreign countries, where applicable, but would generally have no further federal income tax liability. It is not practicable to estimate the unrecognized deferred tax liability; however, it is not expected to be material.

15.	Commitments and Contingencies
Restructuring Activities
In connection with the acquisition of eNett and Optal, during the first quarter of 2021, the Company initiated a restructuring program within the Travel and Corporate Solutions segment. The restructuring initiative consisted of employee separation costs, which the Company determined are probable and reasonably estimable. As such, the Company recorded charges incurred under this initiative of $5.4 million during the three months ended March 31, 2021, within general and administrative expenses on the condensed consolidated statements of operations. There were no accrued charges related to this initiative as of December 31, 2021 and no further charges were incurred during the three months ended March 31, 2022.
Litigation
The Company is subject to legal proceedings and claims in the ordinary course of business. As of the date of this filing, the current estimate of a reasonably possible loss contingency from all legal proceedings is not material to the Company’s consolidated financial position, results of operations, cash flows or liquidity.
Commitments
Minimum Volume Commitments
Two of the Company’s subsidiaries are required to purchase a minimum amount of fuel from suppliers on an annual basis through 2024. Upon failing to meet these minimum volume commitments, a penalty is assessed as defined under the contracts. The Company incurred shortfall penalties of $1.3 million and $1.5 million during the three months ended March 31, 2022 and 2021, respectively, which are offset against revenues on the condensed consolidated statements of operations.

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Other Commitments
Other significant commitments and contingencies as of March 31, 2022 are consistent with those discussed in Note 20, Commitments and Contingencies, to the consolidated financial statements in the Annual Report on Form 10–K for the year ended December 31, 2021.

16.	Stock–Based Compensation
The Company regularly grants equity awards in the form of stock options, restricted stock, restricted stock units and other stock-based awards under its stockholder-approved Amended and Restated 2019 Equity and Incentive Plan to certain employees and directors. The fair value of restricted stock units and performance-based restricted stock units, excluding awards that include a TSR provision, is based on the closing market price of the Company’s stock on the grant date as reported by the NYSE. The fair value of each service-based stock option award is estimated on the grant date using a Black-Scholes-Merton option-pricing model. The fair value of awards with market-based performance conditions, including those with TSR provisions, is estimated on the grant date using a Monte-Carlo simulation pricing model.
Stock-based compensation expense was $23.7 million and $17.9 million for the three months ended March 31, 2022 and 2021, respectively.

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
The following tables present the Company’s reportable segment revenues:

	Three Months Ended March 31, 2022
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Payment processing revenue	$151,906	$65,075	$22,497	$239,478
Account servicing revenue	42,443	10,758	86,740	139,941
Finance fee revenue	78,405	141	36	78,582
Other revenue	46,385	1,277	11,872	59,534
Total revenues	$319,139	$77,251	$121,145	$517,535

WEX INC.
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

The CODM evaluates the financial performance of each segment using segment adjusted operating income, which excludes: (i) unallocated corporate expenses; (ii) acquisition-related intangible amortization and other acquisition and divestiture related items; (iii) debt restructuring costs; (iv) stock-based compensation; and (v) other costs. Additionally, we do not allocate foreign currency gains and losses, financing interest expense, change in fair value of contingent consideration and unrealized gains and losses on financial instruments to our operating segments.
The following table reconciles total segment adjusted operating income to income before income taxes:

	Three Months Ended March 31,
(In thousands)	2022	2021
Segment adjusted operating income
Fleet Solutions	$160,101	$118,258
Travel and Corporate Solutions	28,330	7,015
Health and Employee Benefit Solutions	35,500	30,544
Total segment adjusted operating income	$223,931	$155,817

Reconciliation:
Total segment adjusted operating income	$223,931	$155,817
Less:
Unallocated corporate expenses	21,011	16,209
Acquisition-related intangible amortization	42,719	42,454
Other acquisition and divestiture related items	4,540	14,796
Debt restructuring costs	(12)	637
Stock-based compensation	25,220	18,943
Other costs	8,179	12,237
Operating income	122,274	50,541
Financing interest expense	(29,689)	(33,284)
Net foreign currency gain (loss)	5,006	(2,755)
Change in fair value of contingent consideration	(16,600)	—
Net unrealized gain on financial instruments	49,827	7,033
Income before income taxes	$130,818	$21,535

18.	Supplementary Regulatory Capital Disclosure
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

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Quantitative measures established by regulation to ensure capital adequacy require WEX Bank to maintain minimum amounts and ratios as defined in the regulations. As of March 31, 2022, the most recent FDIC exam report categorized WEX Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events subsequent to that examination report that management believes have changed WEX Bank’s capital rating.
The following table presents WEX Bank’s actual and regulatory minimum capital amounts and ratios:

(In thousands)	Actual Amount	Ratio	Minimum for Capital Adequacy Purposes Amount	Ratio	Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions Amount	Ratio
March 31, 2022
Total Capital to risk-weighted assets	$508,665	12.35%	$329,551	8.00%	$411,939	10.00%
Tier 1 Capital to average assets	$468,828	9.88%	$189,766	4.00%	$237,208	5.00%
Common equity to risk-weighted assets	$468,828	11.38%	$185,373	4.50%	$267,761	6.50%
Tier 1 Capital to risk-weighted assets	$468,828	11.38%	$247,164	6.00%	$329,551	8.00%
December 31, 2021
Total Capital to risk-weighted assets	$402,406	12.63%	$254,984	8.00%	$318,731	10.00%
Tier 1 Capital to average assets	$366,121	8.75%	$167,317	4.00%	$209,147	5.00%
Common equity to risk-weighted assets	$366,121	11.49%	$143,429	4.50%	$207,175	6.50%
Tier 1 Capital to risk-weighted assets	$366,121	11.49%	$191,238	6.00%	$254,984	8.00%

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
•Summary
•Results of Operations
•Liquidity and Capital Resources
•Critical Accounting Policies and Estimates
•Recently Adopted Accounting Standards
This discussion should be read in conjunction with our audited consolidated financial statements as of December 31, 2021, the notes accompanying those financial statements and MD&A as contained in our Annual Report on Form 10–K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on March 1, 2022, and in conjunction with the condensed consolidated financial statements and notes in Part I – Item 1 of this report.
Overview
WEX Inc. is the global commerce platform that simplifies the business of running a business. We currently operate in three reportable segments: Fleet Solutions, Travel and Corporate Solutions, and Health and Employee Benefit Solutions. The Fleet Solutions segment provides payment processing, transaction processing, and information management services specifically designed for the needs of fleets of all sizes from small businesses to federal and state government fleets and over-the-road carriers. The Travel and Corporate Solutions segment focuses on the complex payment environment of global B2B payments, enabling customers to utilize our payments solutions to integrate into their own workflows and manage their accounts payable automation and spend management functions. The Health and Employee Benefit Solutions segment provides a SaaS platform for consumer directed healthcare benefits and a full-service benefit enrollment solution, bringing together benefits administration, certain compliance services and consumer-directed and benefits accounts. Additionally, WEX serves as the non-bank custodian to certain HSA assets.
Summary
Recent Events
On March 7, 2022, WEX Inc. and SBI entered into a Share Purchase Agreement whereby SBI sold, and WEX Inc. purchased, SBI’s remaining 4.53 percent interest in PO Holding for a purchase price of $234.0 million plus any interest accruing pursuant to the terms of the Share Purchase Agreement. The purchase price is payable in three installments of $76.7 million in each of March of 2024, 2025 and 2026, with a final payment of $4.0 million payable in March 2026. Pursuant to the Share Purchase Agreement, WEX Inc. owes SBI interest on the outstanding purchase price balance from March 2024 to March 2025 at the 12-month SOFR rate (as determined on March 1, 2024) plus 1.25 percent and on the outstanding balance from March 2025 to March 2026 at the 12-month SOFR rate (as determined on March 3, 2025) plus 2.25 percent, except that no interest accrues on the $4.0 million payment due in March 2026. The Company recorded the deferred liability at its net present value of $216.6 million. The associated discount will be amortized to interest expense using the effective interest method over the repayment term. The carrying value of the redeemable non-controlling interest immediately prior to the acquisition date was $254.4 million, resulting in the recognition of $37.8 million within the change in value of redeemable non-controlling interest on the condensed consolidated statements of operations for the three months ended March 31, 2022. The change in value of redeemable non-controlling interest was offset by $3.5 million of deferred tax expense resulting from the difference between the book and tax bases of the deferred liability payable to SBI. The carrying value of the redeemable non-controlling interest was reduced to zero as a result of the acquisition. This transaction makes PO Holding, the direct parent of WEX Health, a wholly owned subsidiary of WEX Inc. to which the Company is solely entitled to the economic benefits.

Key Performance Indicators
Below are key metrics from the first quarter of 2022:

			Increase
	Q1 2022	Q1 2021	Amount	Percent

Total volume (in millions):
Fleet Solutions	$21,704.3	$13,677.4	$8,026.9	59%
Travel and Corporate Solutions	20,064.9	13,339.3	6,725.6	50%
Health and Employee Benefit Solutions	3,063.2	2,851.9	211.3	7%
Total volume (in millions)	$44,832.4	$29,868.6	$14,963.8	50%

Total purchase volume (in millions)	$27,829.9	$16,768.9	$11,061.0	66%

Fleet Solutions
Fuel transactions processed (in millions)	161.3	146.4	14.9	10%
Payment processing transactions (in millions)	132.7	118.4	14.3	12%
Average U.S. fuel price (US$ / gallon)	$3.95	$2.72	$1.23	45%
Payment processing $ of fuel (in millions)	$14,390.3	$9,177.0	$5,213.3	57%
Travel and Corporate Solutions
Purchase volume (in millions)	$11,809.4	$6,107.7	$5,701.7	93%
Health and Employee Benefit Solutions
Purchase volume (in millions)	$1,630.2	$1,484.2	$146.0	10%
Average number of U.S. SaaS accounts (in millions)	17.8	15.5	2.3	15%
Total volume across the Company, which includes purchases on WEX-issued accounts as well as purchases issued by others, but using the WEX platform, increased 50 percent over the first quarter of 2021 to $44.8 billion for the first quarter of 2022. Total purchase volume across the Company in the first quarter of 2022 grew 66 percent from the same period in the prior year reflecting strong double digit growth rates in each of our segments, as further described below.
Fleet Solutions
•Fuel transactions processed increased approximately 10 percent from the first quarter of 2021 to 161.3 million for the first quarter of 2022, substantially as a result of increased transactions processed in North America.
•Payment processing transactions, which represents the total number of purchases made by fleets that have a payment processing relationship with WEX where the Company maintains the receivable for the total purchase, are up approximately 12 percent as compared to the same period last year, substantially as a result of increased transactions processed in North America.
•The average U.S. fuel price per gallon during the first quarter of 2022 was $3.95, an approximate 45 percent increase from the same period last year.
•Payment processing $ of fuel, which represents the total dollar value of the fuel purchased by fleets that have a payment processing relationship with the Company, increased 57 percent for the first quarter of 2022 from the same period last year, driven primarily by higher fuel prices.
Travel and Corporate Solutions
•Purchase volume, which represents the total dollar value of all WEX-issued transactions that use WEX corporate card products and virtual card products, was $11.8 billion for the first quarter of 2022, representing an increase of 93 percent from the same period last year. This increase was driven primarily by volumes contributed by the acquisition of eNett and Optal, continued recovery in domestic travel and tourism and increased volumes in our corporate payment solutions business.
Health and Employee Benefit Solutions
•Purchase volume, which represents the total U.S. dollar value of all transactions where interchange is earned by WEX, was up approximately 10 percent as compared to the same period last year.

•Average number of U.S. SaaS accounts, which represents the number of active Consumer-Directed Health, COBRA, and billing accounts on our U.S. SaaS platforms, grew by approximately 2.3 million for the first quarter of 2022, a 15 percent increase from the same period in the prior year.

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

Fleet Solutions
Revenues
The following table reflects comparative revenue and key operating statistics within Fleet Solutions:

	Three Months Ended March 31,		Increase (Decrease)
(In thousands, except per gallon data)	2022	2021	Amount	Percent
Revenues[1]
Payment processing revenue	$151,906	$110,576	$41,330	37%
Account servicing revenue	42,443	39,991	2,452	6%
Finance fee revenue	78,405	51,840	26,565	51%
Other revenue	46,385	41,430	4,955	12%
Total revenues	$319,139	$243,837	$75,302	31%

Key operating statistics
Payment processing revenue:
Fuel transactions processed[2]	161,289	146,400	14,889	10%
Payment processing transactions[3]	132,663	118,389	14,274	12%
Payment processing $ of fuel[4]	$14,390,257	$9,176,960	$5,213,297	57%
Average price per gallon of fuel – Domestic – ($USD/gal)	$3.95	$2.72	$1.23	45%
Net payment processing rate[5]	1.06%	1.20%	(0.14)%	(12)%
Net late fee rate[6]	0.44%	0.45%	(0.01)%	(2)%

1 The impact of foreign currency exchange rate fluctuations on Fleet Solutions decreased revenue by $2.1 million in the first quarter of 2022 as compared to the same period in the prior year. Favorable impact from domestic fuel prices resulted in an increase of $41.1 million in revenue for the three months ended March 31, 2022, as compared to the same period in the prior year.
2 Fuel transactions processed represents the total number of fuel transactions (funded and unfunded) made by fleets.
3 Payment processing transactions represents the total number of purchases made by fleets that have a payment processing relationship with WEX where the Company maintains the receivable for the total purchase.
4 Payment processing $ of fuel represents the total dollar value of the fuel purchased by fleets that have a payment processing relationship with WEX.
5 Net payment processing rate represents the percentage of the dollar value of each payment processing transaction that WEX records as revenue from merchants less certain discounts given to customers and network fees. The increase in fuel prices has resulted in a decline in our net payment processing rate for the three months ended March 31, 2022, as compared to the same period in the prior year.
6 Net late fee rate represents late fee revenue as a percentage of fuel purchased by fleets that have a payment processing relationship with WEX.

Fleet Solutions revenue increased $75.3 million for the first quarter of 2022 as compared to the same period in the prior year. Revenues were favorably impacted by higher domestic fuel prices and increased volumes in North America.

Finance fee revenue is comprised of the following components:

	Three Months Ended March 31,		Increase (Decrease)
(In thousands)	2022	2021	Amount	Percent
Finance income	$63,110	$41,150	$21,960	53%
Factoring fee revenue	15,295	10,690	4,605	43%
Finance fee revenue	$78,405	$51,840	$26,565	51%
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
Finance income increased $22.0 million for the first quarter of 2022 as compared to the same period in the prior year primarily as a result of higher domestic fuel prices, increased volumes and instances of late fees. Concessions to certain customers experiencing financial difficulties may be granted and are limited to extending the time to pay, placing a customer on a payment plan or granting waivers of late fees. There were no material concessions granted to customers experiencing financial difficulties during the three months ended March 31, 2022 and 2021.

The primary source of factoring fee revenue is calculated as a negotiated percentage fee of the receivable balance that we purchase. A secondary source of factoring fee revenue is a flat rate service fee to our customers that request a non-contractual same day funding of the receivable balance. Factoring fee revenue increased $4.6 million for the first quarter of 2022, as compared with the same period in the prior year due to increased shipping demand, leading to an increase in the size and volume of factored invoices.

Operating Expenses
The following table compares line items within operating income and presents segment adjusted operating income and segment adjusted operating income margin for Fleet Solutions:

	Three Months Ended March 31,		Increase (Decrease)
(In thousands)	2022	2021	Amount	Percent
Cost of services
Processing costs	$60,062	$52,192	$7,870	15%
Service fees	$2,156	$1,728	$428	25%
Provision for credit losses	$23,224	$4,364	$18,860	432%
Operating interest	$1,461	$2,109	$(648)	(31)%
Depreciation and amortization	$11,837	$12,715	$(878)	(7)%

Other operating expenses
General and administrative	$23,667	$20,502	$3,165	15%
Sales and marketing	$49,441	$41,025	$8,416	21%
Depreciation and amortization	$18,900	$19,585	$(685)	(3)%

Operating income	$128,391	$89,617	$38,774	43%

Segment adjusted operating income[1]	$160,101	$118,258	$41,843	35%
Segment adjusted operating income margin[2]	50%	48%	2%	4%
1 Our CODM evaluates the financial performance of each segment using segment adjusted operating income, which excludes: (i) unallocated corporate expenses; (ii) acquisition-related intangible amortization and other acquisition and divestiture related items; (iii) debt restructuring costs; (iv) stock-based compensation; and (v) other costs. See “Non-GAAP Financial Measures That Supplement GAAP Measures” later in this Item 2 for a reconciliation of total segment adjusted operating income to income before income taxes. See also Item 1 – Note 17, Segment Information, of our condensed consolidated financial statements for more information regarding our segment determination.
2 Segment adjusted operating income margin is calculated by dividing segment adjusted operating income by segment revenue. The 2022 increase in segment adjusted operating income margin reflects revenue growth, higher fuel prices and operating leverage in the expense base.

Cost of services
Processing costs increased by $7.9 million for the three months ended March 31, 2022, as compared with the same period in the prior year. Such increase was primarily driven by higher compliance costs and, in part, by business support costs incurred as a result of the increased volumes experienced during the quarter ended March 31, 2022 as compared to the prior year comparable period. The Company is expecting the higher compliance costs to continue at least through the end of fiscal year 2022.
Provision for credit losses increased by $18.9 million for the first quarter of 2022 as compared to the same period in the prior year. The increase in the provision for credit losses during the first quarter of 2022 is reflective of higher PPG rates and loss rates trending toward more historical norms. We generally measure our credit loss performance by calculating fuel-

related credit losses as a percentage of total fuel expenditures on payment processing transactions. This metric for credit losses was 15.0 and 6.2 basis points of fuel expenditures for the three months ended March 31, 2022 and 2021, respectively.
Service fees, operating interest and depreciation and amortization expense for the three months ended March 31, 2022 were all generally consistent with those from the same period in the prior year.
Other operating expenses
General and administrative expenses increased $3.2 million for the three months ended March 31, 2022, as compared with the same period in the prior year due to increased professional services, information technology and compensation expense in support of business growth.
Sales and marketing expenses increased $8.4 million for the three months ended March 31, 2022, as compared with the same period in the prior year. This increase was primarily driven by higher partner commissions due to volume growth, coupled to a lesser extent with increased compensation and marketing expense in support of that growth.
Depreciation and amortization expense for the first quarter of 2022 was generally consistent with the same period in the prior year.

Travel and Corporate Solutions
Revenues
The following table reflects comparative revenue and key operating statistics within Travel and Corporate Solutions:

	Three Months Ended March 31,		Increase (Decrease)
(In thousands)	2022	2021	Amount	Percent
Revenues[1]
Payment processing revenue	$65,075	$57,248	$7,827	14%
Account servicing revenue	10,758	10,687	71	1%
Finance fee revenue	141	294	(153)	(52)%
Other revenue	1,277	2,413	(1,136)	(47)%
Total revenues	$77,251	$70,642	$6,609	9%

Key operating statistics
Payment processing revenue:
Purchase volume[2]	$11,809,450	$6,107,675	$5,701,775	93%
Net interchange rate[3]	0.55%	0.94%	(0.39)%	(41)%

1 The impact of foreign currency exchange rate fluctuations on Travel and Corporate Solutions decreased revenues by an immaterial amount during the three months ended March 31, 2022, compared to the prior year comparable period.
2 Purchase volume represents the total dollar value of all WEX-issued transactions that use WEX corporate card products and virtual card products.
3 Net interchange rate represents the percentage of the dollar value of each payment processing transaction that WEX records as revenue from merchants, less certain discounts given to customers and network fees.
Travel and Corporate Solutions revenue increased $6.6 million for the first quarter of 2022, as compared to the same period in the prior year. The increase was primarily driven by an increase in travel-related volumes both internationally and domestically and continued strength in the partner channel. These revenue increases were in part offset by the impact of an accounting change in the fourth quarter of 2021, which required a shift from gross revenue presentation to net revenue presentation for one customer.
Concessions to certain customers experiencing financial difficulties may be granted and are limited to extending the time to pay, placing a customer on a payment plan or granting waivers of late fees. There were no material concessions granted to customers during the three months ended March 31, 2022 and 2021.

Operating Expenses
The following table compares line items within operating income (loss) and presents segment adjusted operating income and segment adjusted operating income margin for Travel and Corporate Solutions:

	Three Months Ended March 31,		Increase (Decrease)
(In thousands)	2022	2021	Amount	Percent
Cost of services
Processing costs	$18,700	$16,821	$1,879	11%
Service fees	$3,789	$3,864	$(75)	(2)%
Provision for credit losses	$2,147	$635	$1,512	238%
Operating interest	$750	$515	$235	46%
Depreciation and amortization	$4,536	$7,611	$(3,075)	(40)%

Other operating expenses
General and administrative	$15,342	$31,567	$(16,225)	(51)%
Sales and marketing	$13,068	$28,983	$(15,915)	(55)%
Depreciation and amortization	$6,289	$6,466	$(177)	(3)%

Operating income (loss)	$12,630	$(25,820)	$38,450	(149)%

Segment adjusted operating income[1]	$28,330	$7,015	$21,315	304%
Segment adjusted operating income margin[2]	37%	10%	27%	270%
1 Our CODM evaluates the financial performance of each segment using segment adjusted operating income, which excludes: (i) unallocated corporate expenses; (ii) acquisition-related intangible amortization and other acquisition and divestiture related items; (iii) debt restructuring costs; (iv) stock-based compensation; and (v) other costs. See “Non-GAAP Financial Measures That Supplement GAAP Measures” later in this Item 2 for a reconciliation of total segment adjusted operating income to income before income taxes. See also Item 1 – Note 17, Segment Information, of our condensed consolidated financial statements for more information regarding our segment determination.
2 Segment adjusted operating income margin is calculated by dividing segment adjusted operating income by segment revenue. The 2022 increase in segment adjusted operating income margin reflects additional benefits from eNett and Optal synergies and scale from increased revenue.

Cost of services
Processing costs for the three months ended March 31, 2022 increased $1.9 million from the same period in the prior year, partly in support of the segment’s growth in revenue and partly from higher compliance costs.
Provision for credit losses increased $1.5 million for the first quarter of 2022, as compared to the same period in the prior year primarily due to volume growth.
Depreciation and amortization expense for the three months ended March 31, 2022 decreased $3.1 million as compared to the same period in the prior year, primarily due to the prior year amortization of developed technology intangible assets with a one-year life that were acquired as part of the eNett and Optal acquisition.
Service fees and operating interest for the three months ended March 31, 2022 remained relatively consistent with the comparable prior year period.
Other operating expenses
General and administrative expenses for the first quarter of 2022 decreased by $16.2 million, as compared to the same period in the prior year. The decrease was primarily due to a vendor contract termination payment during the first quarter of 2021 and decreased compensation as a result of the integration of eNett and Optal during the year ended December 31, 2021.
Sales and marketing expenses decreased for the first quarter of 2022 by $15.9 million, as compared to the same period in the prior year. This decrease was primarily due to a reduction in partner commissions as a result of the impact of an accounting change in the fourth quarter of 2021, which required a shift from gross revenue presentation to net revenue presentation for one customer.

Depreciation and amortization expense during the first quarter of 2022 remained consistent with the same period in the prior year.

Health and Employee Benefit Solutions
Revenues
The following table reflects comparative revenue and key operating statistics within Health and Employee Benefit Solutions:

	Three Months Ended March 31,		Increase (Decrease)
(In thousands)	2022	2021	Amount	Percent
Revenues
Payment processing revenue	$22,497	$20,565	$1,932	9%
Account servicing revenue	86,740	67,945	18,795	28%
Finance fee revenue	36	19	17	89%
Other revenue	11,872	7,749	4,123	53%
Total revenues	$121,145	$96,278	$24,867	26%

Key operating statistics
Payment processing revenue:
Purchase volume[1]	$1,630,218	$1,484,226	$145,992	10%
Account servicing revenue:
Average number of SaaS accounts[2]	17,847	15,513	2,334	15%

1 Purchase volume represents the total U.S. dollar value of all transactions where interchange is earned by WEX.
2 Average number of SaaS accounts represents the number of active Consumer-Directed Health, COBRA, and billing accounts on our SaaS platforms in the U.S.
Payment processing revenue increased $1.9 million during the first quarter of 2022 as compared to the same period in the prior year due to cardholder growth and increased cardholder spend volumes.
Account servicing revenue increased $18.8 million for the first quarter of 2022, as compared to the same period in the prior year. The increase is primarily due to increased revenues recognized as a result of the benefitexpress Acquisition along with account growth and increased participants.
Finance fee revenue was not material to Health and Employee Benefit Solutions’ operations for the three months ended March 31, 2022 and 2021.
Other revenue increased $4.1 million for the first quarter of 2022, as compared to the same period in the prior year. The increase was due primarily to interest revenues earned on the investment of HSA deposits obtained as a result of the April 2021 acquisition of contractual rights to serve as custodian to certain HSAs from Bell Bank.

Operating Expenses
The following table compares line items within operating income and presents segment adjusted operating income and segment adjusted operating income margin for Health and Employee Benefit Solutions:

	Three Months Ended March 31,		Increase (Decrease)
(In thousands)	2022	2021	Amount	Percent
Cost of services
Processing costs	$53,745	$40,749	$12,996	32%
Service fees	$9,805	$5,554	$4,251	77%
Provision for credit losses	$269	$60	$209	348%
Operating interest	$89	$—	$89	NM
Depreciation and amortization	$9,629	$8,868	$761	9%

Other operating expenses
General and administrative	$9,235	$7,375	$1,860	25%
Sales and marketing	$11,436	$8,339	$3,097	37%
Depreciation and amortization	$14,743	$11,063	$3,680	33%

Operating income	$12,194	$14,270	$(2,076)	(15)%

Segment adjusted operating income[1]	$35,500	$30,544	$4,956	16%
Segment adjusted operating income margin[2]	29%	32%	(3)%	(9)%
NM - Not meaningful
1 Our CODM evaluates the financial performance of each segment using segment adjusted operating income, which excludes: (i) unallocated corporate expenses; (ii) acquisition-related intangible amortization and other acquisition and divestiture related items; (iii) debt restructuring costs; (iv) stock-based compensation; and (v) other costs. See “Non-GAAP Financial Measures That Supplement GAAP Measures” later in this Item 2 for a reconciliation of total segment adjusted operating income to income before income taxes. See also Item 1 – Note 17, Segment Information, of our condensed consolidated financial statements for more information regarding our segment determination.
2 Segment adjusted operating income margin is calculated by dividing segment adjusted operating income by segment revenue. The 2022 decrease in segment adjusted operating income margin reflects the benefitexpress Acquisition in June 2021.

Cost of services
Processing costs increased $13.0 million for the first quarter of 2022, as compared to the same period in the prior year. The increase in processing costs for the first quarter of 2022 primarily resulted from increased costs as a result of the benefitexpress Acquisition along with higher customer service and technology costs to support partner growth.
Service fees for the three months ended March 31, 2022 increased $4.3 million, as compared with the same period in the prior year. This increase was driven in part by the benefitexpress Acquisition and a growth in revenue volumes.
Provision for credit losses and operating interest were not material to Health and Employee Benefit Solutions’ operations for the three months ended March 31, 2022 and 2021.
Depreciation and amortization expense for the first quarter of 2022 remained consistent with the same period in the prior year.
Other operating expenses
General and administrative expenses increased $1.9 million for the first quarter 2022, as compared to the same period in the prior year. The increase was primarily due to the benefitexpress Acquisition.
Sales and marketing expenses in the first quarter of 2022 increased $3.1 million as compared to the same period in the prior year due to the general expansion of the sales and marketing team and the benefitexpress Acquisition.
Depreciation and amortization expense increased $3.7 million for the three months ended March 31, 2022, as compared to the same period of the prior year primarily due to the amortization of intangible rights obtained as a result of the April 2021 acquisition of contractual rights to serve as custodian of certain HSAs.

Unallocated corporate expenses
Unallocated corporate expenses represent the portion of expenses relating to general corporate functions, including acquisition and divestiture expenses, certain finance, legal, information technology, human resources, administrative and executive expenses and other expenses not directly attributable to a reportable segment.
The following table compares line items within operating income for unallocated corporate expenses:

	Three Months Ended March 31,		Increase (Decrease)
(In thousands)	2022	2021	Amount	Percent
Other operating expenses
General and administrative	$30,419	$26,987	$3,432	13%
Depreciation and amortization	$522	$539	$(17)	(3)%
General and administrative expenses increased $3.4 million for the first quarter of 2022, as compared to the same period in the prior year. The increase in expense for the first quarter of 2022 was due primarily to increased compensation-related costs and, to a lesser extent, fees for professional services incurred in connection with the Company’s Investor Day held during the first quarter of 2022.
Unallocated depreciation and amortization for the three months ended March 31, 2022 was comparable to the same period in the prior year.

Non-operating income and expense
The following table reflects comparative results for certain amounts excluded from operating income:

	Three Months Ended March 31,		Increase (Decrease)
(In thousands)	2022	2021	Amount	Percent
Financing interest expense	$(29,689)	$(33,284)	$(3,595)	(11)%
Change in fair value of contingent consideration	$(16,600)	$—	$16,600	NM
Net foreign currency gain (loss)	$5,006	$(2,755)	$7,761	NM
Net unrealized gain on financial instruments	$49,827	$7,033	$42,794	608%
Income tax provision (benefit)	$42,032	$(1,670)	$43,702	NM
Net income from non-controlling interests	$268	$726	$(458)	(63)%
Change in value of redeemable non-controlling interest	$34,245	$(25,044)	$59,289	NM
NM - Not Meaningful
Financing interest expense decreased $3.6 million for the first quarter of 2022, as compared to the same period in the prior year primarily due to the early redemption of the Company’s $400 million senior notes with a fixed rate of 4.75% during March 2021.
During the three months ended March 31, 2022, the Company’s contingent consideration derivative liability increased as a result of the steepening of the Federal Funds futures curve. See Note 12, Fair Value, for further information on the valuation of this derivative liability.
Our foreign currency exchange exposure is primarily related to the remeasurement of our cash, receivable and payable balances, including intercompany transactions that are denominated in foreign currencies. The Company incurred net foreign currency gains of $5.0 million in the first quarter of 2022. The gains resulted from the strengthening of foreign currencies relative to the U.S. dollar. The Company’s net foreign currency losses for the three months ended March 31, 2021 resulted from the remeasurement of assets and liabilities, and losses on intercompany transactions, resulting from the U.S. dollar strengthening relative to numerous major foreign currencies in which we transact.
The Company incurred unrealized gains on financial instruments of $49.8 million in the first quarter of 2022 due to significant increases in the LIBOR forward yield curve, coupled with a decrease in remaining future settlements. The net unrealized gain on financial instruments for the first quarter of 2021 resulted primarily from a reduction in the fair value of interest rate swap liabilities due to a decrease in the remaining future settlements, coupled with an increase in the LIBOR forward yield curve.
The Company’s effective tax rate was 32.1 percent for the three months ended March 31, 2022, as compared to (7.8) percent for the three months ended March 31, 2021. Income tax expense is based on an estimated annual effective rate, which requires the Company to make its best estimate of annual pretax income or loss. The Company’s effective tax rate for the three months ended March 31, 2022 was adversely impacted by a discrete tax item of $7.5 million primarily associated with an uncertain tax position. Effective tax rates were significantly lower for the same period in the prior year primarily due to significant excess tax benefits arising from stock-based compensation in the prior year.
Net income from non-controlling interests were not material to Company operations for the three months ended March 31, 2022 and 2021.
During the three months ended March 31, 2022, the Company purchased the remaining non-controlling interest in PO Holding from SBI, reducing the carrying value of the redeemable non-controlling interest to zero. The transaction resulted in a $34.2 million gain, net of tax expense. See “Summary - Recent Events” earlier in this Item 2 for more information.

Non–GAAP Financial Measures That Supplement GAAP Measures
In addition to evaluating the Company’s performance on a GAAP basis, the CODM of the Company uses segment adjusted operating income, a non-GAAP measure, to allocate resources among our operating segments. The Company considers this measure, which excludes unallocated corporate expenses, acquisition-related intangible amortization, other acquisition and divestiture related items, debt restructuring costs, stock-based compensation and other costs integral in evaluating the Company’s performance.

WEX believes that adjusted net income, another non-GAAP measure that similarly excludes all items discussed in the paragraph above except unallocated corporate expenses, and further excludes unrealized gains and losses on financial instruments, net foreign currency gains and losses, change in fair value of contingent consideration, debt issuance cost amortization, other adjustments attributable to non-controlling interests, and tax related items, is also integral to the Company’s reporting and planning processes.

Segment adjusted operating income and adjusted net income may be useful to investors as a means of evaluating our performance. However, because segment adjusted operating income and adjusted net income are non-GAAP measures, they should not be considered as a substitute for, or superior to, operating income or net income as determined in accordance with GAAP. Segment adjusted operating income and adjusted net income as used by WEX may not be comparable to similarly titled measures employed by other companies.

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
•Other costs are not consistently occurring and do not reflect expected future operating expense, nor do they provide insight into the fundamentals of current or past operations of our business. This also includes costs related to certain identified initiatives, including technology initiatives, to further streamline the business, improve the Company’s efficiency, create synergies, and globalize the Company’s operations, all with an objective to improve scale and efficiency and increase profitability going forward. For the three months ended March 31, 2021, other costs additionally include a penalty incurred on a vendor contract termination;
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
The following table reconciles net income (loss) attributable to shareholders to adjusted net income attributable to shareholders:

	Three Months Ended March 31,
(In thousands)	2022	2021
Net income (loss) attributable to shareholders	$122,763	$(2,565)
Unrealized gain on financial instruments	(49,827)	(7,033)
Net foreign currency (gain) loss	(5,006)	2,755
Change in fair value of contingent consideration	16,600	—
Acquisition-related intangible amortization	42,719	42,454
Other acquisition and divestiture related items	4,540	14,796
Stock-based compensation	25,220	18,943
Other costs	8,179	12,237
Debt restructuring and debt issuance cost amortization	3,279	5,092
ANI adjustments attributable to non-controlling interests	(34,587)	23,800
Tax related items	(2,825)	(29,205)
Adjusted net income attributable to shareholders	$131,055	$81,274
The following table reconciles total segment adjusted operating income to income before income taxes:

	Three Months Ended March 31,
(In thousands)	2022	2021
Segment adjusted operating income
Fleet Solutions	$160,101	$118,258
Travel and Corporate Solutions	28,330	7,015
Health and Employee Benefit Solutions	35,500	30,544
Total segment adjusted operating income	$223,931	$155,817

Reconciliation:
Total segment adjusted operating income	$223,931	$155,817
Less:
Unallocated corporate expenses	21,011	16,209
Acquisition-related intangible amortization	42,719	42,454
Other acquisition and divestiture related items	4,540	14,796
Debt restructuring costs	(12)	637
Stock-based compensation	25,220	18,943
Other costs	8,179	12,237
Operating income	122,274	50,541
Financing interest expense	(29,689)	(33,284)
Net foreign currency gain (loss)	5,006	(2,755)
Change in fair value of contingent consideration	(16,600)	—
Net unrealized gain on financial instruments	49,827	7,033
Income before income taxes	$130,818	$21,535

Liquidity and Capital Resources
We fund our business operations primarily via cash on hand, cash generated from operations, the issuance of deposits, borrowings under our Amended and Restated Credit Agreement, our participation debt and our accounts receivable factoring and securitization arrangements. As of March 31, 2022, we had cash and cash equivalents of $577.5 million and remaining borrowing availability of $698.3 million under the revolving credit facility provided by our Amended and Restated Credit Agreement along with access to various sources of funds, including uncommitted federal funds lines of credit from other banks.
Our Amended and Restated Credit Agreement provides for a secured revolving credit facility (the “Revolving Credit Facility”), senior secured tranche A term loans (the “Tranche A Term Loans”) and senior secured tranche B term loans (the “Tranche B Term Loans”). As of March 31, 2022, the Company had an outstanding principal amount of $929.5 million on the Tranche A Term Loans, an outstanding principal amount of $1,427.6 million on the Tranche B Term Loans, borrowings of $180.3 million on the Revolving Credit Facility and letters of credit of $51.4 million drawn against the Revolving Credit Facility.
As of March 31, 2022, the Company had outstanding $310.0 million in aggregate principal amount of Convertible Notes, issued in a private placement with Warburg Pincus. At the Company’s option, interest is either payable in cash, through accretion to the principal amount of the Convertible Notes, or a combination of cash and accretion. The Company has paid, and expects to continue to pay interest in cash as it comes due.
The Company is also party to two securitized debt agreements. Under these agreements, our subsidiaries sell trade accounts receivable to bankruptcy-remote subsidiaries consolidated by the Company, which in turn use the receivables as collateral to issue asset-backed commercial paper. Amounts collected on the securitized receivables are restricted to pay the securitized debt and are not available for general corporate purposes. The Company had $104.2 million of securitized debt under these facilities as of March 31, 2022. In addition, from time to time, WEX Bank enters into participation agreements with third-party banks to fund customers’ balances that exceed WEX Bank’s lending limit to individual customers. There was $31.1 million borrowed against these participation agreements as of March 31, 2022. WEX Bank also borrows from uncommitted federal funds lines to supplement the financing of the Company’s accounts receivable. There were no outstanding borrowings under these lines of credit as of March 31, 2022. See Part I – Item 1 – Note 9, Financing and Other Debt, in this report for more information regarding these facilities.

We utilize two off-balance sheet factoring arrangements to sell certain of our accounts receivable to unrelated third-party financial institutions in order to accelerate the collection of the Company’s cash and reduce internal costs. Under the arrangements, the factored receivables have been transferred without recourse. Available capacity is dependent on the level of our trade accounts receivable eligible to be sold and the financial institution’s willingness to purchase such receivables. However, the Company is not dependent on them to maintain its liquidity and capital resources. We are not aware of any circumstances that are reasonably likely to cause the off-balance sheet arrangements to have a material adverse effect on liquidity and capital resources. See Part I – Item 1 – Note 10, Off-Balance Sheet Arrangements, in this report for further information about the Company’s off-balance sheet arrangements.
WEX Bank’s regulatory status enables it to raise capital to fund the Company’s working capital requirements by issuing deposits, subject to FDIC rules governing minimum financial ratios. As of March 31, 2022, we had $2,875.7 million in deposits. See Part I – Item 1 – Note 8, Deposits, in this report for more information regarding our deposits.
We believe that our current cash and cash equivalents, cash generating capabilities, financial condition and operations, and access to available funding sources will be adequate to fund our cash needs for the next 12 months and the foreseeable future. The table below summarizes our primary sources and uses of cash:

Sources of cash	Uses of cash[1]
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
Cash Flows
The table below summarizes our cash activities:

	Three Months Ended March 31,
(In thousands)	2022	2021
Cash flows used for operating activities	$(161,030)	$(217,295)
Cash flows used for investing activities	$(106,563)	$(16,406)
Cash flows provided by (used for) financing activities	$262,517	$(114,579)
Operating Activities
We fund a customer’s entire receivable as part of our fleet and certain of our travel payment processing transactions, while the revenue generated by these transactions is only a small percentage of that amount. Consequently, cash flows from operations are impacted significantly by increases or decreases in fuel prices, driving changes in accounts receivable and accounts payable balances, which directly impact our capital resource requirements.
Cash used for operating activities for the three months ended March 31, 2022 decreased $56.3 million as compared to the same period in the prior year. The decrease in cash used for operating activities year over year is primarily the result of higher net income adjusted for non-cash items, offset in part by an increase in the net change in operating assets and liabilities due to increases in fuel prices.
Investing Activities
Investing cash flows generally consist of capital expenditures, cash used for acquisitions and the investment of eligible custodial cash assets previously held by third-party depository partners, transferred to our WEX Bank depository partner.
Cash used for investing activities for the three months ended March 31, 2022 increased $90.2 million as compared to the same period in the prior year, primarily resulting from the investment of $97.6 million of transferred HSA deposits in available-for-sale debt securities, partially offset by maturities of $15.3 million.
Financing Activities
Financing cash flows generally consist of the issuance and repayment of debt and deposits and proceeds from employee exercises of stock options.

Cash provided by financing activities for the three months ended March 31, 2022 totaled $262.5 million, due primarily to an increase in deposits of $197.5 million and net borrowings of $60.5 million on the Revolving Credit Facility. Cash used for financing activities for the three months ended March 31, 2021 totaled $114.6 million due primarily to the early redemption of the Company’s $400.0 million of Notes, which was funded by cash on-hand. This use of cash was partly offset by federal fund borrowings of $194.8 million and an increase in deposits of $103.0 million.
Financial Covenants
The Amended and Restated Credit Agreement contains customary affirmative and negative covenants affecting the Company and its subsidiaries, including covenants limiting the Company’s ability to, among other things, incur debt (including disqualified stock), grant liens, make certain investments, pay dividends, repurchase equity interests and sell assets, subject to certain exceptions. The Amended and Restated Credit Agreement also contains customary financial maintenance covenants, including a consolidated interest coverage ratio and a consolidated leverage ratio. The indenture associated with the Convertible Notes also includes customary covenants, including a debt incurrence covenant that restricts the Company from incurring certain indebtedness, including disqualified stock and preferred stock issued by the Company or its subsidiaries, subject to customary exceptions. At March 31, 2022, we were in compliance with such covenants. See Part II – Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources and Part II – Item 8 – Note 16, Financing and Other Debt, in our Annual Report on Form 10-K for the year ended December 31, 2021 for more information regarding these covenants.
Undistributed Earnings
Undistributed earnings of certain foreign subsidiaries of the Company amounted to an estimated $146.0 million and $133.0 million as of March 31, 2022 and December 31, 2021, respectively. The Company continues to maintain its indefinite reinvestment assertion for its investments in foreign subsidiaries except for any historical undistributed earnings and future earnings for WEX Australia. Upon distribution of the foreign subsidiaries’ earnings in which the Company continues to assert indefinite reinvestment, the Company would be subject to withholding taxes payable to foreign countries, where applicable, but would generally have no further federal income tax liability. It is not practicable to estimate the unrecognized deferred tax liability, however, it is not expected to be material.
Other Commitments, Contingencies and Contractual Obligations
Certain of the Company’s subsidiaries are required to purchase a minimum amount of fuel from suppliers on an annual basis. If the minimum requirement is not fulfilled, they are subject to penalties based on the amount of spend below the minimum annual volume commitment. The Company incurred shortfall penalties of $1.3 million and $1.5 million during the three months ended March 31, 2022 and 2021, respectively.
On March 7, 2022, WEX Inc. and SBI entered into a Share Purchase Agreement whereby SBI sold, and WEX Inc. purchased, SBI’s remaining 4.53 percent interest in PO Holding for a purchase price of $234.0 million plus any interest accruing pursuant to the terms of the Share Purchase Agreement. The purchase price is payable in three installments of $76.7 million in each of March of 2024, 2025 and 2026, with a final payment of $4.0 million payable in March 2026. Pursuant to the Share Purchase Agreement, WEX Inc. owes SBI interest on the outstanding purchase price balance from March 2024 to March 2025 at the 12-month SOFR rate (as determined on March 1, 2024) plus 1.25 percent and on the outstanding balance from March 2025 to March 2026 at the 12-month SOFR rate (as determined on March 3, 2025) plus 2.25 percent, except that no interest accrues on the $4.0 million payment due in March 2026. The carrying value of the redeemable non-controlling interest as of the acquisition date was $254.4 million and was reduced to zero as a result of the acquisition. Additionally, the Company recorded a $216.6 million deferred liability and a $34.2 million gain, net of tax expense, as a result of the transaction. For further information regarding this transaction refer to Part I - Item 1 - Note 4, Acquisitions to the condensed consolidated financial statements of this report.
    There were no other material changes to our contractual obligations from the information previously provided in Item 7 of our Annual Report on Form 10–K for the year ended December 31, 2021.

Critical Accounting Policies and Estimates
We have no material changes to our critical accounting policies and estimates discussed in our Annual Report on Form 10–K for the year ended December 31, 2021.

Recently Adopted Accounting Standards
See Note 2, Recent Accounting Pronouncements, to the condensed consolidated financial statements included in Part I, Item 1 of this Form 10–Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
As of March 31, 2022, we have no material changes to the market risk disclosures in our Annual Report on Form 10–K for the year ended December 31, 2021.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the principal executive officer and principal financial officer of WEX Inc., evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2022. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2022. “Disclosure controls and procedures” are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
As of the date of this filing, we are not involved in any material legal proceedings. We also were not involved in any material legal proceedings that were terminated during the three months ended March 31, 2022. However, from time to time, we are subject to legal proceedings and claims in the ordinary course of business, including but not limited to: commercial disputes; contract disputes; employment litigation; disputes regarding our intellectual property rights; alleged infringement or misappropriation by us of intellectual property rights of others; and, matters relating to our compliance with applicable laws and regulations.
Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10–K for the year ended December 31, 2021, which could materially affect our business, financial condition or future results. The risk factors disclosure in our Annual Report on Form 10-K for the year ended December 31, 2021 is qualified by the information that is described in this Quarterly Report on Form 10-Q. The risks described in our Annual Report on Form 10–K for the year ended December 31, 2021 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
We currently have authorization from our board of directors to repurchase up to $150 million of our common stock through September 30, 2025, subject to earlier termination of the program by the board of directors. Share repurchases may be made through open market purchases, privately negotiated transactions, block trades or otherwise. Repurchases under the program are subject to certain considerations, including but not limited to, market pricing and conditions, business, legal, accounting and other considerations. The repurchase program does not obligate the Company to repurchase any shares. We did not purchase any shares of our common stock during the quarter ended March 31, 2022. The dollar value of shares that were available to be purchased under our share repurchase program was $150 million as of March 31, 2022.

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

	3.3	Amended and Restated By-Laws of WEX Inc. (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed with the SEC on June 10, 2021, File No. 001-32426)
*	10.1	Form of WEX Inc. Nonstatutory Stock Option Agreement, in use beginning March 15, 2022, under the Amended and Restated 2019 Equity and Incentive Plan
*	10.2	Form of WEX Inc. Restricted Stock Unit Award Agreement, in use beginning March 15, 2022, under the Amended and Restated 2019 Equity and Incentive Plan
*	10.3	Form of WEX Inc. Performance-Based Restricted Stock Unit Award Agreement, in use beginning March 15, 2022, under the Amended and Restated 2019 Equity and Incentive Plan
	10.4	Offer Letter, dated April 20, 2022, between WEX Inc. and Jagtar Narula (incorporated by reference to Exhibit 10.1 to our Current Report on 8-K filed with the SEC on April 26, 2022, File No. 001-32426)
*	10.5	Offer Letter, dated November 21, 2016, between WEX Inc. and David Cooper
*	31.1	Certification of Chief Executive Officer of WEX INC. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended
*	31.2	Certification of Chief Financial Officer of WEX INC. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended
*	32.1
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

WEX INC.

May 3, 2022	By:	/s/ Jennifer Kimball
Jennifer Kimball
Interim Chief Financial Officer and Chief Accounting Officer
(principal financial officer and principal accounting officer)