Form 10-Q
period 2022-06-30
WEX Inc.
filed 2022-07-29
CIK 1309108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
☐ Yes  ☒  No

Number of shares of common stock outstanding as of July 22, 2022 was 44,174,133.

Unless otherwise indicated or required by the context, the terms “we,” “us,” “our,” “WEX,” or the “Company,” in this Quarterly Report on Form 10–Q mean WEX Inc. and all of its subsidiaries that are consolidated under Generally Accepted Accounting Principles in the United States.
FORWARD–LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for statements that are forward-looking and are not statements of historical facts. This Quarterly Report includes forward-looking statements including, but not limited to, statements about management’s plan and goals. Any statements in this Quarterly Report that are not statements of historical facts are forward-looking statements. When used in this Quarterly Report, the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project”, “will” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. Forward-looking statements relate to our future plans, objectives, expectations and intentions and are not historical facts and accordingly involve known and unknown risks and uncertainties and other factors that may cause the actual results or performance to be materially different from future results or performance expressed or implied by these forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Quarterly Report and in oral statements made by our authorized officers:

•the effects of general economic conditions, including a decline in demand for fuel, travel related services, or healthcare related services, and payment and transaction processing activity;
•the impact of fluctuations in fuel prices and fuel spreads, including the resulting impact on the Company’s revenues and net income;
•the failure to maintain or renew key customer and partner agreements and relationships, or to maintain volumes under such agreements;
•breaches of, or other issues with, the Company’s technology systems or those of its third-party service providers and any resulting negative impact on its reputation, liabilities or relationships with customers or merchants;
•the actions of regulatory bodies, including banking and securities regulators, and the Company’s and its industrial bank’s responses thereto, or possible changes in banking or financial regulations impacting the Company’s industrial bank, the Company as the corporate parent or other subsidiaries or affiliates;
•the failure to comply with the applicable requirements of MasterCard or Visa contracts and rules;
•the extent to which the COVID-19 pandemic, including emergence of new variants, and measures taken in response thereto impact the Company’s employees, business, results of operations and financial condition in excess of current expectations, particularly with respect to demand for worldwide travel;
•the impact and size of credit losses, including losses attributable to fraud;
•failure to expand the Company’s technological capabilities and service offerings as rapidly as the Company’s competitors;
•changes in interest rates and the rate of inflation;
•the ability to attract and retain employees;
•limitations on or compression of interchange fees;
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
•the uncertainties of litigation; as well as
•other risks and uncertainties identified in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on March 1, 2022.
The Company's forward-looking statements do not reflect the potential future impact of any alliance, merger, acquisition, disposition or stock repurchases. The forward-looking statements speak only as of the date of the initial filing of this Quarterly Report and undue reliance should not be placed on these statements. The Company disclaims any obligation to update any forward-looking statements as a result of new information, future events or otherwise.

ACRONYMS AND ABBREVIATIONS
The acronyms and abbreviations identified below are used in this Quarterly Report, including the condensed consolidated financial statements and the notes thereto. The following is provided to aid the reader and provide a reference point when reviewing this Quarterly Report.

2016 Credit Agreement	Credit agreement entered into on July 1, 2016, as amended from time to time, by and among the Company and certain of its subsidiaries, as borrowers, and Bank of America, N.A., as administrative agent on behalf of the lenders.
Adjusted net income or ANI
A non-GAAP measure that adjusts net income (loss) attributable to shareholders to exclude unrealized gains and losses on financial instruments, net foreign currency gains and losses, change in fair value of contingent consideration, acquisition-related intangible amortization, other acquisition and divestiture related items, stock-based compensation, other costs, debt restructuring and debt issuance cost amortization, similar adjustments attributable to our non-controlling interests and certain tax related items.

Amended and Restated Credit Agreement	The 2016 Credit Agreement, as amended and restated on April 1, 2021.
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
B2B	Business-to-Business
benefitexpress
Benefit Express Services, LLC, a provider of highly configurable, cloud-based benefits administration technologies and services, and its indirect and direct parents, which were acquired on June 1, 2021 and merged into WEX Health, Inc. on April 30, 2022.

CODM	Chief Operating Decision Maker
Company	WEX Inc. and all entities included in the consolidated financial statements.
Convertible Notes	Convertible senior unsecured notes due on July 15, 2027 in an aggregate principal amount of $310.0 million with a 6.5 percent interest rate, issued July 1, 2020.
COVID-19	An infectious disease caused by the SARS-CoV-2 coronavirus. The World Health Organization declared the coronavirus outbreak a global pandemic on March 11, 2020.
Discovery Benefits	Discovery Benefits, Inc.
DSUs	Deferred Stock Units held by non-employee directors.
eNett	eNett International (Jersey) Limited
European Fleet business	(i) prior to January 1, 2022, WEX Fleet Europe and WEX Europe Services, collectively; and (ii) from January 1, 2022, WEX Europe Services.
EVs	Electric Vehicles
FDIC	Federal Deposit Insurance Corporation
Federal Reserve Bank Discount Window	Monetary policy that allows WEX to borrow funds on a short-term basis to meet temporary shortages of liquidity caused by internal or external disruptions.
Fuel transactions processed	Fuel transactions processed represents the total number of fuel transactions (funded and unfunded) made by fleet customers.
GAAP	Generally Accepted Accounting Principles in the United States
HSA	Health Savings Account
NAV	Net Asset Value
Net payment processing rate	The percentage of each payment processing $ of fuel that the Company records as revenue from merchants less certain discounts given to customers and network fees.
Notes	$400.0 million senior notes with a 4.75 percent fixed rate, issued on January 30, 2013, which were redeemed in full by the Company on March 15, 2021.
Operating interest	Interest expense incurred on the operating debt obtained to provide liquidity for the Company’s short-term receivables or used for investing purposes in fixed income debt securities.
Optal	Optal Limited
Over-the-road	Typically, heavy trucks traveling long distances.
Payment processing $ of fuel	Total dollar value of the fuel purchased by fleets that have a payment processing relationship with WEX.
Payment processing transactions	Total number of purchases made by fleets that have a payment processing relationship with the Company where the Company maintains the receivable for the total purchase.
PO Holding	PO Holding, LLC, a wholly-owned subsidiary of WEX Inc. and the direct parent of WEX Health.
PPG	Price Per Gallon of fuel
Processing costs	Expenses related to processing transactions, servicing customers and merchants and costs of goods sold related to hardware and other product sales.
Purchase volume	Total U.S. dollar value of all transactions in the Travel and Corporate Solutions and Health and Employee Benefit Solutions segments where interchange is earned by the Company.
Redeemable non-controlling interest	The portion of the U.S. Health business’ net assets owned by a non-controlling interest holder, SBI, prior to the March 7, 2022 acquisition of SBI’s remaining interest in PO Holding.
Repurchase Program	Share buyback plan authorized by the Company’s board of directors, announced on August 26, 2021, and extending through September 30, 2025.

SaaS	Software-as-a-Service
SBI	SBI Investments, Inc., which is owned by State Bankshares, Inc., and was a minority interest holder in PO Holding, LLC., a subsidiary of WEX Inc. and the direct parent of WEX Health.
SEC	Securities and Exchange Commission
Segment adjusted operating income	A non-GAAP measure that adjusts operating income to exclude specified items that the Company’s management excludes in evaluating segment performance, including unallocated corporate expenses, acquisition-related intangible amortization and other acquisition and divestiture related items, debt restructuring costs, stock-based compensation, and other costs.
Service fees	Costs incurred from third-party networks utilized to deliver payment solutions and other third-parties utilized in performing services directly related to generating revenue.
Topic 606	ASC Section 606, Revenue from Contracts with Customers
Total volume	Includes purchases on WEX-issued accounts as well as purchases issued by others, but using the WEX platform.
UDFI	Utah Department of Financial Institutions
U.S. Health business	(i) prior to March 31, 2021, WEX Health, Inc. and Discovery Benefits, LLC., collectively, (ii) from March 31, 2021 to June 1, 2021, WEX Health, Inc., (iii) from June 1, 2021 to April 30, 2022, WEX Health, Inc. and benefitexpress, collectively, and (iv) from April 30, 2022, WEX Health, Inc.
WEX	WEX Inc., unless otherwise indicated or required by the context
WEX Australia	WEX Card Holdings Australia Pty Ltd and its subsidiaries
WEX Europe Services	WEX Europe Service Limited, a European Fleet business
WEX Fleet Europe	A fleet business in Europe acquired from EG Group and merged into WEX Europe Services on January 1, 2022.
WEX Health	WEX Health, Inc., the Company’s healthcare technology and administration solutions provider/business.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
WEX INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues
Payment processing revenue	$312,305	$213,426	$551,783	$401,815
Account servicing revenue	137,638	132,997	277,579	251,620
Finance fee revenue	85,310	59,499	163,892	111,652
Other revenue	62,984	53,561	122,518	105,153
Total revenues	598,237	459,483	1,115,772	870,240
Cost of services
Processing costs	137,435	116,208	269,942	225,970
Service fees	14,856	13,759	30,606	24,905
Provision for credit losses	42,186	12,962	67,826	18,021
Operating interest	3,197	2,271	5,497	4,895
Depreciation and amortization	26,633	26,451	52,635	55,645
Total cost of services	224,307	171,651	426,506	329,436
General and administrative	83,482	79,543	162,145	165,974
Sales and marketing	80,440	85,605	154,385	163,952
Depreciation and amortization	38,877	40,406	79,331	78,059
Operating income	171,131	82,278	293,405	132,819
Financing interest expense	(31,820)	(32,473)	(61,509)	(65,757)
Change in fair value of contingent consideration	(88,200)	(47,700)	(104,800)	(47,700)
Net foreign currency (loss) gain	(19,408)	1,342	(14,402)	(1,413)
Net unrealized gain on financial instruments	16,894	6,013	66,721	13,046
Income before income taxes	48,597	9,460	179,415	30,995
Income tax expense (benefit)	14,468	(746)	56,500	(2,416)
Net income	34,129	10,206	122,915	33,411
Less: Net income from non-controlling interests	—	239	268	965
Net income attributable to WEX Inc.	34,129	9,967	122,647	32,446
Change in value of redeemable non-controlling interest	—	(43,823)	34,245	(68,867)
Net income (loss) attributable to shareholders	$34,129	$(33,856)	$156,892	$(36,421)

Net income (loss) attributable to shareholders per share:
Basic	$0.76	$(0.76)	$3.50	$(0.82)
Diluted	$0.76	$(0.76)	$3.47	$(0.82)
Weighted average common shares outstanding:
Basic	44,790	44,788	44,851	44,566
Diluted	45,077	44,788	45,211	44,566
See notes to the unaudited condensed consolidated financial statements.

WEX INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$34,129	$10,206	$122,915	$33,411

Other comprehensive loss, net of tax:
Unrealized losses on available-for-sale debt securities	(42,063)	—	(93,731)	—
Foreign currency translation	(45,744)	(2,682)	(41,438)	(9,559)
Other comprehensive loss, net of tax	(87,807)	(2,682)	(135,169)	(9,559)

Comprehensive (loss) income	(53,678)	7,524	(12,254)	23,852
Less: Comprehensive income attributable to non-controlling interests	—	239	268	647
Comprehensive (loss) income attributable to WEX Inc.	$(53,678)	$7,285	$(12,522)	$23,205
See notes to the unaudited condensed consolidated financial statements.

WEX INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	June 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$438,754	$588,923
Restricted cash	815,496	667,915
Accounts receivable (net of allowances of $100,607 in 2022 and $66,306 in 2021)	4,444,958	2,891,242
Investment securities	1,442,416	948,677
Securitized accounts receivable, restricted	171,415	125,186
Prepaid expenses and other current assets	112,995	77,569
Total current assets	7,426,034	5,299,512
Property, equipment and capitalized software (net of accumulated depreciation of $492,932 in 2022 and $458,093 in 2021)	180,954	179,531
Goodwill	2,873,369	2,908,057
Other intangible assets (net of accumulated amortization of $1,087,576 in 2022 and $1,009,601 in 2021)	1,555,005	1,643,296
Investment securities	37,253	39,650
Deferred income taxes, net	7,010	5,635
Other assets	243,296	231,147
Total assets	$12,322,921	$10,306,828
Liabilities and Stockholders’ Equity
Accounts payable	$1,958,545	$1,021,911
Accrued expenses	529,865	476,971
Restricted cash payable	815,520	668,014
Short-term deposits	2,885,727	2,026,420
Short-term debt, net	175,834	155,769
Other current liabilities	33,387	50,614
Total current liabilities	6,398,878	4,399,699
Long-term debt, net	2,761,531	2,695,365
Long-term deposits	588,932	652,214
Deferred income taxes, net	181,448	192,965
Other liabilities	575,765	273,706
Total liabilities	10,506,554	8,213,949
Commitments and contingencies (Note 16)
Redeemable non-controlling interest	—	254,106
Stockholders’ Equity
Common stock $0.01 par value; 175,000 shares authorized; 49,482 shares issued in 2022 and 49,255 in 2021; 44,534 shares outstanding in 2022 and 44,827 in 2021	495	492
Additional paid-in capital	880,518	844,051
Retained earnings	1,445,981	1,289,089
Accumulated other comprehensive loss	(257,686)	(122,517)
Treasury stock at cost; 4,948 and 4,428 shares in 2022 and 2021, respectively	(252,941)	(172,342)
Total stockholders’ equity	1,816,367	1,838,773
Total liabilities and stockholders’ equity	$12,322,921	$10,306,828

See notes to the unaudited condensed consolidated financial statements.

WEX INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock Issued		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2021	48,616	$485	$830,729	$(82,935)	$(172,342)	$1,288,952	$13,022	$1,877,911
Stock issued	394	4	22,555	—	—	—	—	22,559
Share repurchases for tax withholdings	—	—	(21,062)	—	—	—	—	(21,062)
Stock-based compensation expense	—	—	17,886	—	—	—	—	17,886
Change in value of redeemable non-controlling interest	—	—	—	—	—	(25,044)	—	(25,044)
Foreign currency translation	—	—	—	(6,558)	—	—	(319)	(6,877)
Net income	—	—	—	—	—	22,479	374	22,853
Balance at March 31, 2021	49,010	$489	$850,108	$(89,493)	$(172,342)	$1,286,387	$13,077	$1,888,226
Stock issued under share-based compensation plans	214	2	20,479	—	—	—	—	20,481
Share repurchases for tax withholdings	—	—	(884)	—	—	—	—	(884)
Stock-based compensation expense	—	—	20,629	—	—	—	—	20,629
Acquisition of non-controlling interest	—	—	(81,631)	(2,284)	—	—	(13,077)	(96,992)
Change in value of redeemable non-controlling interest	—	—	—	—	—	(43,823)	—	(43,823)
Foreign currency translation	—	—	—	(2,682)	—	—	—	(2,682)
Net income	—	—	—	—	—	9,967	—	9,967
Balance at June 30, 2021	49,224	491	808,701	(94,459)	(172,342)	1,252,531	—	1,794,922

Balance at January 1, 2022	49,255	492	844,051	(122,517)	(172,342)	1,289,089	—	1,838,773
Stock issued under share-based compensation plans	154	2	770	—	—	—	—	772
Share repurchases for tax withholdings	—	—	(12,178)	—	—	—	—	(12,178)
Stock-based compensation expense	—	—	23,682	—	—	—	—	23,682
Unrealized loss on available-for-sale debt securities	—	—	—	(51,668)	—	—	—	(51,668)
Change in value of redeemable non-controlling interest, net of $3.5 million of tax expense	—	—	—	—	—	34,245	—	34,245
Foreign currency translation	—	—	—	4,306	—	—	—	4,306
Net income	—	—	—	—	—	88,518	—	88,518
Balance at March 31, 2022	49,409	$494	$856,325	$(169,879)	$(172,342)	$1,411,852	$—	$1,926,450
Stock issued under share-based compensation plans	73	1	2,324	—	—	—	—	2,325
Share repurchases for tax withholdings	—	—	(3,053)	—	—	—	—	(3,053)
Purchase of shares of treasury stock		—	—	—	(80,599)	—	—	(80,599)
Stock-based compensation expense	—	—	24,922	—	—	—	—	24,922
Unrealized loss on available-for-sale debt securities	—	—	—	(42,063)	—	—	—	(42,063)
Foreign currency translation	—	—	—	(45,744)	—	—	—	(45,744)
Net income	—	—	—	—	—	34,129	—	34,129
Balance at June 30, 2022	49,482	495	$880,518	$(257,686)	$(252,941)	$1,445,981	$—	$1,816,367

See notes to the unaudited condensed consolidated financial statements.

WEX INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net income	$122,915	$33,411
Adjustments to reconcile net income to net cash used for operating activities:
Change in fair value of contingent consideration	104,800	47,700
Stock-based compensation	48,604	38,515
Depreciation and amortization	131,966	133,704
Amortization of premiums on investment securities	3,477	—
Debt issuance cost amortization and accretion expense	7,972	10,576
Deferred tax benefit	(15,049)	(15,778)
Provision for credit losses	67,826	18,021
Other non-cash gains	(54,089)	(10,578)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable and securitized accounts receivable	(1,701,328)	(925,792)
Prepaid expenses and other current and other long-term assets	(8,961)	14,158
Accounts payable	926,415	474,469
Accrued expenses and restricted cash payable	216,421	87,871
Income taxes	6,783	(13,050)
Other current and other long-term liabilities	4,083	(15,209)
Net cash used for operating activities	(138,165)	(121,982)
Cash flows from investing activities
Purchases of property, equipment and capitalized software	(45,601)	(37,040)
Purchases of equity securities	(160)	(175)
Maturities of equity securities	—	81
Purchases of available-for-sale debt securities	(594,332)	—
Sales and maturities of available-for-sale debt securities	29,398	—
Acquisitions, net of cash and restricted cash acquired	—	(558,273)
Net cash used for investing activities	(610,695)	(595,407)
Cash flows from financing activities
Repurchase of share-based awards to satisfy tax withholdings	(15,231)	(21,946)
Purchase of treasury shares	(80,599)	—
Proceeds from stock option exercises	3,097	43,040
Net change in deposits	797,903	451,291
Net activity on other debt	50,745	(20,000)
Borrowings on revolving credit facility	1,273,100	719,800
Repayments on revolving credit facility	(1,212,500)	(454,800)
Borrowings on term loans	—	112,819
Repayments on term loans	(31,671)	(31,988)
Redemption of Notes	—	(400,000)
Debt issuance costs	—	(8,934)
Net change in securitized debt	8,652	9,497
Net cash provided by financing activities	793,496	398,779
Effect of exchange rates on cash, cash equivalents and restricted cash	(47,224)	(9,512)
Net change in cash, cash equivalents and restricted cash	(2,588)	(328,122)
Cash, cash equivalents and restricted cash, beginning of period(a)	1,256,838	1,329,653
Cash, cash equivalents and restricted cash, end of period(a)	$1,254,250	$1,001,531

The following tables provides supplemental disclosure of non-cash investing and financing activities:

	Six Months Ended June 30,
	2022	2021
Capital expenditures incurred but not paid	$7,057	$1,979
Initial deferred liability from acquisition of remaining interest in PO Holding	216,594	—
Purchases of available-for-sale debt securities, unsettled as of period-end	25,806	—
Non-cash contribution from non-controlling interest	—	12,457
Deferred cash consideration as part of asset acquisition	—	47,408
Contingent consideration as part of asset acquisition	—	27,200

(a) The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within our condensed consolidated balance sheets to amounts within our condensed consolidated statements of cash flows.

	Six Months Ended June 30,
	2022	2021
Cash and cash equivalents at beginning of period	$588,923	$852,033
Restricted cash at beginning of period	667,915	477,620
Cash, cash equivalents and restricted cash at beginning of period	$1,256,838	$1,329,653

Cash and cash equivalents at end of period	$438,754	$425,322
Restricted cash at end of period	815,496	576,209
Cash, cash equivalents and restricted cash at end of period	$1,254,250	$1,001,531

See notes to the unaudited condensed consolidated financial statements.

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Basis of Presentation
Basis of Presentation
    The accompanying condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10–Q and Rule 10–01 of Regulation S–X. Accordingly, they exclude certain disclosures required by GAAP for a complete set of financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements that are included in the Company’s Annual Report on Form 10–K for the year ended December 31, 2021, filed with the SEC on March 1, 2022. In the opinion of management, all adjustments considered necessary for a fair presentation in accordance with GAAP, which are of a normal recurring nature, have been included. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results for any future periods or the year ending December 31, 2022.
We have applied the same accounting policies in preparing these quarterly financial statements as we did in preparing our 2021 annual financial statements. The Company rounds amounts in the condensed consolidated financial statements to thousands and calculates all per-share data from underlying whole-dollar amounts. Thus, certain amounts may not foot, crossfoot or recalculate based on reported numbers due to rounding.

2.	Recent Accounting Pronouncements
The following table provides a brief description of (i) recent accounting pronouncements adopted during the six months ended June 30, 2022 and (ii) those not yet adopted, that could have a material effect on our financial statements.

Standard	Description	Date of Adoption	Method of adoptions and effect on financial statements or other significant matters
Adopted During the Six Months Ended June 30, 2022
ASU 2021-08, Business Combinations	This standard requires acquirers within the scope of Subtopic 805-10, Business Combinations to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. This will generally result in an acquirer recognizing and measuring acquired contract assets and liabilities consistent with how they were recognized and measured in an acquiree’s financial statements if such financial statements were prepared in accordance with GAAP. Previously, contract assets and contract liabilities acquired were recognized at their fair value on the acquisition date.	Effective for fiscal years beginning after December 15, 2022.	The Company early adopted this ASU effective January 1, 2022. Adoption had no material effect on the Company’s condensed consolidated financial statements for the three and six months ended June 30, 2022. The guidelines of this ASU will be applied prospectively for business combinations in the scope of ASC 805.
Not Adopted as of June 30, 2022
ASU 2020–04, Reference Rate Reform and ASU 2021–01, Reference Rate Reform: Scope	These standards provide optional guidance for a limited period of time to ease the potential financial reporting burden in accounting for (or recognizing the effects of) the discontinuation of LIBOR resulting from reference rate reform. The amendments provide optional expedients and exceptions for applying GAAP to contracts and other transactions impacted by reference rate reform. If certain criteria are met, an entity will not be required to remeasure or reassess contracts impacted by reference rate reform.	Election is optional and available through December 31, 2022.	The Company is currently evaluating the implications of these amendments to its current efforts for reference rate reform implementation and any impact the adoption of these ASUs would have on its financial condition and results of operations. While the Company has not yet determined if and when it will adopt these standards, the adoption of such standards is not expected to have a material effect on the Company’s condensed consolidated financial statements.

3.	Revenues
    In accordance with Topic 606, revenue is recognized when, or as, performance obligations are satisfied as defined by the terms of the contract, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for goods or services provided.

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following tables disaggregate the Company’s consolidated revenues, substantially all of which relate to services transferred to the customer over time:

	Three Months Ended June 30, 2022
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Topic 606 revenues
Payment processing revenue	$202,359	$88,608	$21,338	$312,305
Account servicing revenue	4,557	10,400	83,378	98,335
Other revenue	22,249	82	8,366	30,697
Total Topic 606 revenues	$229,165	$99,090	$113,082	$441,337
Non-Topic 606 revenues	150,058	1,320	5,522	156,900
Total revenues	$379,223	$100,410	$118,604	$598,237

	Three Months Ended June 30, 2021
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Topic 606 revenues
Payment processing revenue	$126,450	$68,282	$18,694	$213,426
Account servicing revenue	4,336	11,222	79,482	95,040
Other revenue	22,422	1,656	5,109	29,187
Total Topic 606 revenues	$153,208	$81,160	$103,285	$337,653
Non-Topic 606 revenues	121,180	602	48	121,830
Total revenues	$274,388	$81,762	$103,333	$459,483

	Six Months Ended June 30, 2022
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Topic 606 revenues
Payment processing revenue	$354,265	$153,683	$43,835	$551,783
Account servicing revenue	8,902	21,158	170,118	200,178
Other revenue	42,174	395	16,429	58,998
Total Topic 606 revenues	$405,341	$175,236	$230,382	$810,959
Non-Topic 606 revenues	293,021	2,425	9,367	304,813
Total revenues	$698,362	$177,661	$239,749	$1,115,772

	Six Months Ended June 30, 2021
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Topic 606 revenues
Payment processing revenue	$237,026	$125,530	$39,259	$401,815
Account servicing revenue	8,705	21,909	147,427	$178,041
Other revenue	42,668	3,456	12,854	58,978
Total Topic 606 revenues	$288,399	$150,895	$199,540	$638,834
Non-Topic 606 revenues	229,826	1,509	71	231,406
Total revenues	$518,225	$152,404	$199,611	$870,240

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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
The following table provides information about these contract balances:

(In thousands)
Contract balance	Location on the condensed consolidated balance sheets	June 30, 2022	December 31, 2021
Receivables	Accounts receivable, net	$45,856	$49,303
Contract assets	Prepaid expenses and other current assets	15,242	8,975
Contract assets	Other assets	36,603	40,718
Contract liabilities	Other current liabilities	8,112	9,123
Contract liabilities	Other liabilities	66,015	58,900
During the three and six months ended June 30, 2022, the Company recognized revenue of $4.1 million and $9.0 million, respectively, related to contract liabilities existing as of December 31, 2021.
Remaining Performance Obligations
The Company’s unsatisfied or partially unsatisfied performance obligations as of June 30, 2022 represent the remaining minimum monthly fees on a portion of contracts across the lines of business, deferred revenue associated with stand ready payment processing obligations and contractually obligated professional services yet to be provided by the Company.
The following table includes revenue expected to be recognized related to remaining performance obligations at the end of the reporting period.

(In thousands)	Remaining 2022	2023	2024	2025	2026	2027	Thereafter	Total
Minimum monthly fees[1]	$34,454	$38,888	$22,938	$9,852	$4,161	$3,065	$1,500	$114,858
Professional services[2]	1,675	104	3	3	—	—	—	1,785
Other[3]	2,033	8,541	13,675	18,886	22,709	26,838	5,929	98,611
Total remaining performance obligations	$38,162	$47,533	$36,616	$28,741	$26,870	$29,903	$7,429	$215,254
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
3 Represents deferred revenue and contractual minimums associated with payment processing service obligations. Consideration associated with certain relationships is variable and the measurement and estimation of contract consideration is contingent upon payment processing volumes and maintaining volume shares, among others.

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

4.	Acquisitions
2022 Transactions
Acquisition of Remaining Interest in PO Holding
On March 7, 2022, WEX Inc. and SBI entered into a share purchase agreement (the “Share Purchase Agreement”) whereby SBI sold, and WEX Inc. purchased, SBI’s remaining 4.53 percent interest in PO Holding for a purchase price of $234.0 million plus any interest accruing pursuant to the terms of the Share Purchase Agreement. The purchase price is payable in three installments of $76.7 million in each of March 2024, 2025 and 2026, with a final payment of $4.0 million also payable in March 2026. Pursuant to the Share Purchase Agreement, WEX Inc. owes SBI interest on the outstanding purchase price balance from March 2024 to March 2025 at the 12-month Secured Overnight Financing Rate (“SOFR”) (as determined on March 1, 2024) plus 1.25 percent and on the outstanding balance from March 2025 to March 2026 at the 12-month SOFR rate (as determined on March 3, 2025) plus 2.25 percent, except that no interest accrues on the $4.0 million payment due in March 2026.
Using a discount rate of 3.4 percent as of the acquisition date, the Company recorded the deferred liability under this Share Purchase Agreement at its initial net present value of $216.6 million. The associated discount relative to the purchase price will be amortized as interest expense using the effective interest method over the repayment term.
This transaction makes PO Holding, the direct parent of WEX Health, a wholly owned subsidiary of WEX Inc. to which the Company is solely entitled to the economic benefits. See Note 14, Redeemable Non-Controlling Interest, for more information.

2021 Transactions

Asset Acquisition

On April 1, 2021, WEX Inc. completed the acquisition of certain contractual rights to serve as custodian or sub-custodian to over $3 billion of HSAs from the HealthcareBank division of Bell Bank, which is owned by State Bankshares, Inc. This acquisition increased the Company’s role in its customer-directed healthcare ecosystem and aligns with its growth strategy. On the closing of the acquisition, WEX Inc. paid Bell Bank initial cash consideration of $200.0 million. The Company is required to make two additional cash payments to Bell Bank in association with this acquisition of $25.0 million in July 2023 and $12.5 million in January 2024.

The purchase agreement also includes potential additional consideration payable to Bell Bank annually that is calculated on a quarterly basis and is contingent, and based, upon any future increases in the Federal Funds rate. The contingent payment period began on July 1, 2021 and extends until the earlier of (i) the year ending December 31, 2030, or (ii) the date when the cumulative amount paid as contingent consideration equals $225.0 million.

Given the acquisition does not meet the definition of a business, the Company accounted for this transaction as an asset acquisition, recognizing $263.4 million as a definite-lived intangible rights asset as of the acquisition date, with a weighted average life of 5.6 years. As part of this acquisition WEX Inc. allocated $11.2 million of the initial cash consideration to the repurchase of SBI’s then non-controlling interest in the U.S. Health business, reducing SBI’s ownership percentage to 4.53 percent at that time. Additionally, the Company recorded an initial deferred liability of $47.4 million equal to the present value of the deferred cash payments and a derivative liability of $27.2 million related to the additional consideration contingent upon future increases in the Federal Funds rate. See Note 13, Fair Value, for further information on the valuation of the derivative liability. Transaction costs related to the acquisition were immaterial and expensed as incurred.

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Acquisition of Remaining Interest in WEX Europe Services
On April 13, 2021, the Company acquired the remaining interest in WEX Europe Services, which consisted of 25 percent of the issued ordinary share capital, for a purchase price of $97.0 million. As a result of the transaction, the Company now owns 100 percent of the issued ordinary share capital of WEX Europe Services, which operates as our European Fleet business. This transaction further streamlines the European Fleet business in order to create revenue synergies and increases our ability to manage the associated cost structure. Given the Company had a controlling interest in WEX Europe Services prior to the transaction, the acquisition has been accounted for as an equity transaction, resulting in a reduction of additional paid-in capital by $81.6 million, a $13.1 million elimination of the 25 percent non-controlling interest in WEX Europe Services and a reduction of accumulated other comprehensive income by $2.3 million.

benefitexpress Acquisition

On June 1, 2021, WEX Inc.’s subsidiary, WEX Health, completed the acquisition of Cirrus Holdings, LLC, the indirect owner of Benefit Express Services, LLC, a provider of highly configurable, cloud-based benefits administration technologies and services doing business under the name benefitexpress (the “benefitexpress Acquisition”). The transaction expanded the Company’s role in the healthcare ecosystem, bringing benefit administration, compliance services, and consumer-directed health and lifestyle spending accounts together to form a full-service benefits marketplace. Pursuant to the terms of the definitive purchase agreement, WEX Health consummated the benefitexpress Acquisition for total consideration of approximately $275 million, subject to certain working capital and other adjustments.

The benefitexpress Acquisition has been accounted for using the acquisition method of accounting, which requires that assets acquired and liabilities assumed be recognized at their respective fair values on the acquisition date. The table below summarizes the allocation of such fair value of assets acquired and liabilities assumed. During the three months ended June 30, 2022, the purchase accounting for the acquisition became final. During the three and six months ended June 30, 2022, no measurement period adjustments were recorded. The following is a summary of the final allocation of the purchase price to the assets and liabilities acquired, based on the fair value at the date of acquisition:

(In thousands)	As of June 30, 2022
Cash consideration transferred, net of $15.0 million in cash and restricted cash acquired	$259,061
Less:
Accounts receivable	3,103
Customer relationships(1)(4)	84,400
Developed technologies(2)(4)	19,600
Non-compete(3)(4)	2,150
Other assets	4,387
Accrued expenses	(3,498)
Restricted cash payable	(14,328)
Other liabilities	(5,177)
Recorded goodwill	$168,424
(1) Weighted average life - 9.3 years.
(2) Weighted average life - 3.6 years.
(3) Weighted average life - 2.5 years.
(4) The weighted average life of the $106.2 million of amortizable intangible assets acquired in this business combination is 8.1 years.
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

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

5.	Accounts Receivable, net of Allowances
Accounts receivable consists of amounts billed to and due from customers across a wide range of industries and other third parties. The Company often extends short-term credit to cardholders by paying the merchant for the purchase price less the fees it retains and records as revenue, then subsequently collecting the total purchase price from the cardholder. The Company also extends revolving credit to certain small fleets. The Company had approximately $145.3 million and $93.7 million in gross receivables with revolving credit balances as of June 30, 2022 and December 31, 2021, respectively.
The allowance for accounts receivable consists of reserves for both credit and fraud losses, reflecting management’s current estimate of uncollectible balances on its accounts receivable.
The following tables present changes in the accounts receivable allowances by portfolio segment:

	Three Months Ended June 30, 2022
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Balance, beginning of period	$63,938	$11,636	$679	$76,253
Net provision for credit losses[1]	42,446	(726)	466	42,186
Charges to other accounts[2]	10,217	169	(31)	10,355
Charge-offs	(29,500)	(186)	(127)	(29,813)
Recoveries of amounts previously charged-off	2,809	—	—	2,809
Currency translation	(686)	(497)	—	(1,183)
Balance, end of period	$89,224	$10,396	$987	$100,607

	Three Months Ended June 30, 2021
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Balance, beginning of period	$46,181	$8,650	$312	$55,143
Provision for credit losses[1]	11,764	1,117	81	12,962
Charges to other accounts[2]	3,848	—	—	3,848
Charge-offs	(13,593)	(2,328)	(10)	(15,931)
Recoveries of amounts previously charged-off	1,365	7	153	1,525
Currency translation	151	73	—	224
Balance, end of period	$49,716	$7,519	$536	$57,771

	Six Months Ended June 30, 2022
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Balance, beginning of period	$55,758	$9,931	$617	$66,306
Provision for credit losses[1]	65,670	1,421	735	67,826
Charges to other accounts[2]	18,617	169	(101)	18,685
Charge-offs	(55,295)	(447)	(274)	(56,016)
Recoveries of amounts previously charged-off	5,230	—	10	5,240
Currency translation	(756)	(678)	—	(1,434)
Balance, end of period	$89,224	$10,396	$987	$100,607

WEX INC.
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
2 The Company earns revenue by assessing monthly finance fees on accounts with overdue balances. These fees are recognized as revenue at the time the fees are assessed. The finance fee is calculated using the greater of a minimum charge or a stated late fee rate multiplied by the outstanding balance that is subject to a late fee charge. On occasion, these fees are waived to maintain relationship goodwill. Charges to other accounts substantially represent the offset against the late fee revenue recognized when the Company establishes a reserve for such waived amounts.

Concentration of Credit Risk
The receivables portfolio primarily consists of a large group of homogeneous balances across a wide range of industries, which are collectively evaluated for impairment. No individual customer had a receivable balance representing 10 percent or more of the outstanding receivables balance at June 30, 2022 or December 31, 2021. The following table presents the outstanding balance of trade accounts receivable that are less than 30 and 60 days past due, shown in each case as a percentage of total trade accounts receivable:

Delinquency Status	June 30, 2022	December 31, 2021
Less than 30 days past due	99%	98%
Less than 60 days past due	99%	99%

6.	Repurchases of Common Stock

Under a share buyback plan authorized by our board of directors and extending through September 30, 2025 (the “Repurchase Program”), the Company may repurchase up to $150.0 million in shares of its common stock through open market purchases, privately negotiated transactions, block trades or otherwise. The number of shares repurchased by the Company during 2022 pursuant to the Repurchase Program have been recorded as treasury stock and are included in the following table. There were no shares repurchased pursuant to the Repurchase Program during the six months ended June 30, 2021.

(In thousands, except for per share amounts)	Shares	Total Cost	Average Cost Per Share
Treasury stock purchased during the three months ended June 30, 2022	520	$80,599	$155.06

Through the close of trading on the latest practicable date, which the Company has determined to be July 22, 2022 for the purpose of the filing of this Quarterly Report on Form 10-Q, the Company had substantially exhausted its Repurchase Program, having repurchased 0.4 million additional shares for approximately $62.1 million of the $69.4 million that remained available to be used for share repurchases pursuant to the Repurchase Program beginning July 1, 2022.

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

7.	Earnings per Share
Basic earnings per share is computed by dividing net income (loss) attributable to shareholders by the weighted average number of shares of common stock and vested DSUs outstanding during the year. The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that the numerator is increased for tax effected interest expense associated with our Convertible Notes and the denominator is increased for the assumed issuance of common shares upon conversion of the Convertible Notes under the “if-converted” method, unless the effect is anti-dilutive. Additionally, diluted earnings per share includes the assumed exercise of dilutive options, the assumed issuance of unvested restricted stock units, performance-based awards for which the performance condition has been met as of the date of determination and contingently issuable shares that would be issuable if the end of the reporting period was the end of the contingency period, using the treasury stock method unless the effect is anti-dilutive. The treasury stock method assumes that proceeds, including cash received from the exercise of employee stock options and the average unrecognized compensation expense for unvested share-based compensation awards, would be used to purchase the Company’s common stock at the average market price during the period.
The following table summarizes net income (loss) attributable to shareholders and reconciles basic and diluted shares outstanding used in the earnings per share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021

Net income (loss) attributable to shareholders	$34,129	$(33,856)	$156,892	$(36,421)

Weighted average common shares outstanding – Basic	44,790	44,788	44,851	44,566
Dilutive impact of share-based compensation awards[1]	287	—	360	—
Weighted average common shares outstanding – Diluted[1,2]	45,077	44,788	45,211	44,566
1 For the three and six months ended June 30, 2022, 0.7 million and 0.6 million, respectively, of outstanding share-based compensation awards were excluded from the computation of diluted earnings per share under the treasury stock method, as the effect of including these awards would be anti-dilutive. For the three and six months ended June 30, 2021, 0.9 million and 1.0 million, respectively, of outstanding share-based compensation awards were excluded from the computation of diluted earnings per share under the treasury stock method, including share-based compensation awards that would otherwise have been dilutive but for the Company’s net loss position, as the effect of including these awards would be anti-dilutive.
2 It is the Company’s current intention to settle all conversions of the Convertible Notes in shares of the Company’s common stock. Under the “if-converted” method, approximately 1.6 million shares of the Company’s common stock associated with the assumed conversion of the Convertible Notes as of the beginning of the period have been excluded from diluted shares outstanding for the three and six months ended June 30, 2022 and 2021 as the effect of including such shares would be anti-dilutive. For further information regarding the Convertible Notes, see Note 10, Financing and Other Debt.

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

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

A summary of the Company’s interest rate swap contracts with a collective notional amount of $1.9 billion outstanding as of June 30, 2022 is as follows:

Contract Inception	Contract End	Fixed Interest Rates[1]	Notional Amount at inception (in thousands)
December 2017	December 2022	2.204%	$300,000
March 2020	March 2023	1.954%	150,000
March 2019	March 2023	1.956%	100,000
March 2019	March 2023	2.413%	200,000
March 2020	December 2023	1.862%	200,000
May 2021	May 2024	0.435%	150,000
May 2021	May 2024	0.440%	150,000
May 2021	May 2025	0.678%	300,000
May 2021	May 2026	0.909%	150,000
May 2021	May 2026	0.910%	150,000
1 Fixed interest rates payable by WEX. Counterparties pay floating rate equal to the one-month USD LIBOR.
The following table presents information on the location and amounts of interest rate swap gains and losses:

(In thousands)		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations	2022	2021	2022	2021
Interest rate swap contracts – unrealized portion	Net unrealized gain (loss) on financial instruments	$17,775	$5,962	$68,871	$13,481
Interest rate swap contracts – realized portion	Financing interest expense	$(3,031)	$(6,081)	$(8,912)	$(11,538)
Derivative instruments and their related gains and losses are reported within cash flows from operating activities within the condensed consolidated statements of cash flows. See Note 13, Fair Value, for more information regarding the valuation of the Company’s derivatives.

9.	Deposits
WEX Bank’s regulatory status enables it to raise capital to fund the Company’s working capital requirements by issuing deposits, subject to FDIC rules governing minimum financial ratios. See Note 19, Supplementary Regulatory Capital Disclosure, for further information concerning these FDIC requirements.
WEX Bank accepts its deposits through certain customers as required collateral for credit that has been extended (“customer deposits”) and contractual arrangements for brokered and non-brokered certificate of deposit and money market deposit products. Additionally, beginning in October 2021, WEX Bank holds HSA deposits transferred from third-party depository partners. See Note 4, Acquisitions, for more information regarding WEX Inc.’s April 2021 acquisition of contractual rights to serve as custodian or sub-custodian of these deposits.
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
The following table presents the composition of deposits, which are classified as short-term or long-term based on their contractual maturities:

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

(In thousands)	June 30, 2022	December 31, 2021
Customer deposits	$136,866	$129,180
Contractual deposits with maturities within 1 year[1,2]	364,337	566,427
Interest-bearing money market deposits[1]	314,017	370,813
HSA deposits[3]	2,070,507	960,000
Short-term contractual deposits	2,885,727	2,026,420
Contractual deposits with maturities greater than 1 year and less than 5 years[1,2]	588,932	652,214
Total deposits	$3,474,659	$2,678,634

Weighted average cost of HSA deposits outstanding	0.04%	0.03%
Weighted average cost of funds on contractual deposits outstanding	0.61%	0.48%
Weighted average cost of interest-bearing money market deposits outstanding	1.71%	0.20%
1 As of June 30, 2022 and December 31, 2021, all certificates of deposit and money market deposits were in denominations of $250,000 or less, corresponding to FDIC deposit insurance limits.
2 Includes certificates of deposit and certain money market deposits, which have a fixed maturity and interest rate.
3 Deposits held associated with the HSA custodial assets. HSA deposits are recorded within short-term deposits on the condensed consolidated balance sheet as the funds can be withdrawn by the account holders on demand.
In accordance with regulatory requirements, WEX Bank normally maintains reserves against a portion of its outstanding customer deposits by keeping balances with the Federal Reserve Bank, however, due to currently relaxed Federal Reserve requirements enacted in response to the COVID-19 pandemic, there was no required reserve at June 30, 2022 and December 31, 2021.

10.	Financing and Other Debt
The following table summarizes the Company’s total outstanding debt by type as of June 30, 2022 and December 31, 2021.

(In thousands)	June 30, 2022	December 31, 2021
Term loans:
Tranche A Term Loans	$917,281	$941,742
Tranche B Term Loans	1,423,975	1,431,185
Total term loans	$2,341,256	$2,372,927
Borrowings on Revolving Credit Facility	180,400	119,800
Convertible Notes	310,000	310,000
Securitized debt	102,449	100,861
Participation debt	52,245	1,500
Total gross debt[1]	$2,986,350	$2,905,088
1 See Note 13, Fair Value, for information regarding the fair value of the Company’s debt.

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes the Company’s total outstanding debt by balance sheet classification:

(In thousands)	June 30, 2022	December 31, 2021
Current portion of gross debt	$185,791	$165,703
Less: Unamortized debt issuance costs/debt discount	(9,957)	(9,934)
Short-term debt, net	$175,834	$155,769

Long-term portion of gross debt	$2,800,559	$2,739,385
Less: Unamortized debt issuance costs/debt discount	(39,028)	(44,020)
Long-term debt, net	$2,761,531	$2,695,365

Supplemental information:
Letters of credit[1]	$31,209	$51,392
Remaining borrowing capacity on Revolving Credit Facility[2]	$718,391	$758,808
1 Credit support for lease agreements, virtual card and fuel payment processing activity at the Company’s foreign subsidiaries.
2 Contingent on maintaining compliance with the financial covenants as defined in the Company’s Amended and Restated Credit Agreement.
Amended and Restated Credit Agreement
As part of the Amended and Restated Credit Agreement, we have senior secured tranche A term loans (the “Tranche A Term Loans”), senior secured tranche B term loans (the “Tranche B Term Loans”) and revolving credit commitments in an aggregate amount of $930.0 million under the Company’s secured revolving credit facility (the “Revolving Credit Facility”). Prior to maturity, the Tranche A Term Loans and Tranche B Term Loans require scheduled quarterly payments of $12.2 million and $3.6 million, respectively, due on the last day of each March, June, September and December. Borrowings under the Revolving Credit Facility can generally be rolled forward with interest rate resets through maturity.
The Revolving Credit Facility and the Tranche A Term Loans bear interest at variable rates, at the Company’s option, plus an applicable margin determined based on the Company’s consolidated leverage ratio. The Tranche B Term Loans bear interest at variable rates, at the Company’s option, plus an applicable margin, which is fixed at 1.25 percent for base rate borrowings and 2.25 percent with respect to eurocurrency rate borrowings. As of June 30, 2022 and December 31, 2021, amounts outstanding under the Amended and Restated Credit Agreement bore a weighted average effective interest rate of 3.7 percent and 2.2 percent, respectively. The Company maintains interest rate swap contracts to manage the interest rate risk associated with its outstanding variable-interest rate borrowings. See Note 8, Derivative Instruments, for further discussion. In addition, the Company pays a quarterly commitment fee at a rate per annum ranging, as of June 30, 2022, from 0.25 percent to 0.50 percent of the daily unused portion of the Revolving Credit Facility (which was 0.30 percent and 0.40 percent at June 30, 2022 and December 31, 2021, respectively) determined based on the Company’s consolidated leverage ratio.
Debt issuance costs incurred and capitalized in conjunction with the Amended and Restated Credit Agreement are being amortized into interest expense over the term of the Amended and Restated Credit Agreement using the effective interest method.
Convertible Notes

The Company has issued Convertible Notes in an aggregate principal amount of $310.0 million due on July 15, 2027 to an affiliate of Warburg Pincus LLC (together with its affiliate, “Warburg Pincus”). Interest on the Convertible Notes is calculated at a fixed rate of 6.5 percent per annum, payable semi-annually in arrears on January 15 and July 15 of each year. At the Company’s option, interest is either payable in cash, through accretion to the principal amount of the Convertible Notes, or a combination of cash and accretion.

The Convertible Notes may be converted at the option of the holders at any time prior to maturity, or earlier redemption or repurchase of the Convertible Notes, based upon an initial conversion price of $200 per share of common stock, subject to customary adjustments as set forth in the indenture. The Company may settle conversions of Convertible Notes, at its election, in cash, shares of the Company’s common stock, or a combination thereof. Based on the closing price of the Company’s common stock as of June 30, 2022, the “if-converted” value of the Convertible Notes was less than the respective principal amount.

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The Company will have the right, at any time after July 1, 2023, to redeem the Convertible Notes in whole or in part if the closing price of WEX’s common stock exceeds certain thresholds, as defined within the indenture. In the event of certain fundamental change transactions, including certain change of control transactions and delisting events involving the Company, holders of the Convertible Notes will have the right to require the Company to repurchase its Convertible Notes at 105 percent of the outstanding principal amount of the Convertible Notes, plus the present value of future interest payments through the date of maturity. No such repurchase has occurred through June 30, 2022.
The Company accounts for the Convertible Notes and its conversion feature as a single unit of account. The debt discount and debt issuance costs associated with the Convertible Notes are amortized to interest expense using the effective interest rate method over the seven-year contractual life of the Convertible Notes. As of both June 30, 2022 and December 31, 2021, the Convertible Notes had an effective interest rate of 7.5 percent.
The Convertible Notes consist of the following:

(In thousands)	June 30, 2022	December 31, 2021
Principal[1]	$310,000	$310,000
Less: Unamortized discounts	(11,867)	(12,844)
Less: Unamortized issuance cost	(1,911)	(2,068)
Net carrying amount of Convertible Notes	$296,222	$295,088

1 Recorded within long-term debt, net on the condensed consolidated balance sheets, offset by the long-term portion of unamortized discounts and issuance cost.
The following table sets forth total interest expense recognized for the Convertible Notes:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Interest on 6.5 percent coupon	$5,038	$5,038	$10,075	$10,075
Amortization of debt discount and debt issuance costs	541	501	1,134	1,054
	$5,579	$5,539	$11,209	$11,129

Securitization Facilities
The Company is party to two securitized debt agreements with MUFG Bank, Ltd., both through April 2023. Under the terms of these agreements, each month on a revolving basis, the Company sells certain of its Australian and European receivables to bankruptcy-remote subsidiaries consolidated by the Company, which in turn use the receivables as collateral to issue securitized debt, which is recorded in short-term debt, net on the condensed consolidated balance sheets. Amounts collected on the securitized receivables are restricted to pay the securitized debt and are not available for general corporate purposes.
The Company pays interest on the outstanding balance of the securitized debt based on variable interest rates plus an applicable margin. The effective interest rate on the total outstanding securitized debt balance was 1.42 percent and 0.91 percent as of June 30, 2022 and December 31, 2021, respectively.

Participation Debt
From time to time, WEX Bank enters into participation agreements with third-party banks to fund customers’ balances that exceed WEX Bank’s lending limit to individual customers. Associated unsecured borrowings generally carry a variable interest rate set according to an applicable reference rate plus a margin, which ranged from 2.25 percent to 2.50 percent as of June 30, 2022.

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

As of June 30, 2022, the Company had outstanding participation agreements for the borrowing of up to $60.0 million through May 31, 2023 and up to $40.0 million thereafter through December 31, 2023. As of June 30, 2022 and December 31, 2021, there was $52.2 million and $1.5 million borrowed against these participation agreements, respectively. Outstanding participation debt of $20.0 million and $1.5 million was recorded within short-term debt, net on the condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021, respectively, with the remaining outstanding balance of $32.2 million as of June 30, 2022 recorded within long-term debt, net. As of June 30, 2022 and December 31, 2021, the average interest rate on these agreements was 4.02 percent and 2.54 percent, respectively.
Borrowed Federal Funds
WEX Bank borrows from uncommitted federal funds lines to supplement the financing of the Company’s accounts receivable. There were no outstanding borrowings as of June 30, 2022 and December 31, 2021.
Other
As of June 30, 2022, WEX Bank pledged $440.3 million of fleet receivables held by WEX Bank to the Federal Reserve Bank as collateral for potential borrowings through the Federal Reserve Bank Discount Window. Amounts that can be borrowed are based on the amount of collateral pledged and were $311.1 million and $268.6 million as of June 30, 2022 and December 31, 2021, respectively. WEX Bank had no borrowings outstanding on this line of credit through the Federal Reserve Bank Discount Window as of June 30, 2022 and December 31, 2021.

11.	Off–Balance Sheet Arrangements
WEX Europe Services and WEX Bank are each party to separate accounts receivable factoring arrangements with unrelated third-party financial institutions to sell certain of their accounts receivable balances. Each subsidiary continues to service these receivables post-transfer with no participating interest. The Company obtained true-sale opinions from independent attorneys, stating that each respective factoring agreement provides legal isolation upon bankruptcy or receivership under local law. As such, transfers under these arrangements are treated as a sale and are accounted for as a reduction in trade accounts receivable because effective control of the receivables is transferred to the buyers. Proceeds received, which are recorded net of applicable costs or negotiated discount rates, are recorded in operating activities in the condensed consolidated statements of cash flows. Losses on factoring are recorded within cost of services in the condensed consolidated statements of operations.
The WEX Europe Services agreement automatically renews each January 1 unless either party gives not less than 90 days written notice of their intention to withdraw. Under this agreement, accounts receivable are sold without recourse to the extent that the customer balances are maintained at or below the credit limit established by the buyer. If customer receivable balances exceed the buyer’s credit limit, the Company maintains the risk of default. The Company sold $159.6 million and $304.6 million of accounts receivable during the three and six months ended June 30, 2022, respectively, and $144.7 million and $263.7 million during the three and six months ended June 30, 2021, respectively, under this arrangement. For the three and six months ended June 30, 2022, the losses on factoring were $0.8 million and $1.5 million, respectively. For the three and six months ended June 30, 2021, the losses on factoring were $0.7 million and $1.3 million, respectively. As of June 30, 2022 and December 31, 2021, the amounts of outstanding transferred receivables in excess of established credit limits were immaterial. Charge-backs on balances in excess of the credit limits during each of the three and six months ended June 30, 2022 and 2021 were immaterial.
The WEX Bank agreement extends through August 2022, after which the agreement can be renewed for successive one-year periods assuming WEX Bank provides advance written notice that is accepted by the purchaser. The Company sold $1.6 billion and $2.4 billion of trade accounts receivable during the three and six months ended June 30, 2022, respectively, and $0.4 billion and $0.6 billion during the three and six months ended June 30, 2021, respectively, under this arrangement. The losses on factoring were immaterial for each of the three and six months ended June 30, 2022 and 2021.

12.	Investment Securities
The Company’s investment securities consist of (i) custodial assets deposited with, managed and invested by WEX Bank through an investment manager, which are reflected within current assets on the condensed consolidated balance sheets and (ii) securities purchased and held by WEX Bank primarily to meet the requirements of the Community Reinvestment Act, which are reflected within non-current assets on the condensed consolidated balance sheets. Investment securities are reflected

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

at fair value and are classified as current or long-term based on management’s determination of whether such securities are available for use in current operations, regardless of the securities’ stated maturity dates. Accrued interest on investment securities is recorded within prepaid expenses and other current assets on the condensed consolidated balance sheets. As of June 30, 2022 and December 31, 2021, accrued interest on investment securities was $7.4 million and $4.2 million, respectively. The cost basis of investment securities is based on the specific identification method. Purchases, sales and maturities associated with investment securities are treated as investing activities within the condensed consolidated statements of cash flows.
The Company’s amortized cost and estimated fair value of investment securities as of June 30, 2022 and December 31, 2021 are presented below:

(In thousands)	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses	Fair Value[1]
As of June 30, 2022
Current:
Debt securities:
U.S. treasury notes	$405,640	—	28,103	377,537
Corporate debt securities	527,866	6	41,282	486,590
Municipal bonds	53,013	33	4,518	48,528
Asset-backed securities	208,634	166	7,230	201,570
Mortgage-backed securities	346,771	184	18,764	328,191
Total	$1,541,924	$389	$99,897	$1,442,416

Non-current:
Debt securities:
Municipal bonds	$3,081	$—	$360	$2,721
Asset-backed securities	149	1	—	150
Mortgage-backed securities	116	5	—	121
Mutual fund	28,160	—	2,899	25,261
Pooled investment fund	9,000	—	—	9,000
Total	$40,506	$6	$3,259	$37,253
Total investment securities[2]	$1,582,430	$395	$103,156	$1,479,669

(In thousands)	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses	Fair Value[1]
As of December 31, 2021
Current:
Debt securities:
U.S. treasury notes	$308,058	$250	$1,113	$307,195
Corporate debt securities	355,102	30	3,289	351,843
Municipal bonds	31,273	44	149	31,168
Asset-backed securities	120,774	24	587	120,211
Mortgage-backed securities	139,590	11	1,341	138,260
Total	$954,797	$359	$6,479	$948,677

Non-current:
Debt securities:
Municipal bonds	$3,107	$1	$—	$3,108
Asset-backed securities	167	1	—	168
Mortgage-backed securities	121	2	—	123
Mutual fund	27,999	—	748	27,251
Pooled investment fund	9,000	—	—	9,000
Total	$40,394	$4	$748	$39,650
Total investment securities[2]	$995,191	$363	$7,227	$988,327
1 The Company’s methods for measuring the fair value of its investment securities are discussed in Note 13, Fair Value.
2 Excludes $10.8 million and $11.3 million in equity securities as of June 30, 2022 and December 31, 2021, respectively, included in prepaid expenses and other current assets and other assets on the condensed consolidated balance sheets.

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table presents estimated fair value and gross unrealized losses of debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by security category. There are no expected credit losses that have been recorded against our investment securities as of June 30, 2022 and December 31, 2021.

	Balance at June 30, 2022		Balance at December 31, 2021
(In thousands)	Fair Value	Gross Unrealized Losses[1]	Fair Value	Gross Unrealized Losses[1]
Investment-grade rated debt securities:
U.S. treasury notes	$377,537	$28,103	$268,839	$1,113
Corporate debt securities	$483,681	$41,282	$336,777	$3,289
Municipal bonds	$42,525	$4,878	$24,049	$149
Asset-backed securities	$167,130	$7,230	$101,983	$587
Mortgage-backed securities	$313,916	$18,764	$132,737	$1,341
1 All investments above have been in a continuous unrealized loss position for less than 12 months.
The above table includes 337 securities at June 30, 2022, where the current fair value is less than the related amortized cost. Unrealized losses on the Company’s debt securities included in the above table are not considered to be credit-related based upon an analysis that considered the extent to which the fair value is less than the amortized basis of a security, adverse conditions specifically related to the security, changes to credit rating of the instrument subsequent to Company purchase, and the strength of the underlying collateral, if any. Additionally, the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases.
The following table summarizes the contractual maturity dates of the Company’s debt securities.

	June 30, 2022
(In thousands)	Amortized Cost	Fair Value
Due after 1 year through year 5	486,447	456,472
Due after 5 years through year 10	581,390	534,290
Due after 10 years	477,433	454,646
Total	$1,545,270	$1,445,408

Changes in the fair value of the Company’s equity securities are recognized within net unrealized gain (loss) on financial instruments on the condensed consolidated statements of operations for the three and six months ended June 30, 2022 and 2021. During the three and six months ended June 30, 2022, unrealized losses recognized on equity securities still held as of June 30, 2022 approximated $0.9 million and $2.2 million, respectively. During the three and six months ended June 30, 2021, unrealized gains and losses related to equity securities still held as of June 30, 2021 were immaterial.

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

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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

(In thousands)	Fair Value Hierarchy	June 30, 2022	December 31, 2021
Assets:
Money market mutual funds[1]	1	$28,901	$3,670

Investment securities, current:
Debt securities:
U.S. treasury notes	2	$377,537	$307,195
Corporate debt securities	2	486,590	351,843
Municipal bonds	2	48,528	31,168
Asset-backed securities	2	201,570	120,211
Mortgage-backed securities	2	328,191	138,260
Total		$1,442,416	$948,677

Investment securities, non-current:
Debt securities:
Municipal bonds	2	$2,721	$3,108
Asset-backed securities	2	150	168
Mortgage-backed securities	2	121	123
Fixed-income mutual fund	1	25,261	27,251
Pooled investment fund measured at NAV[2]		9,000	9,000
Total		$37,253	$39,650

Executive deferred compensation plan trust[3]	1	$10,827	$11,303
Interest rate swaps[4]	2	$63,920	$15,031

Liabilities
Interest rate swaps[4]	2	$—	$19,982
Contingent consideration[5]	3	$172,100	$67,300
1 The fair value is recorded in cash and cash equivalents.
2 The fair value of this security is measured at NAV as a practical expedient and has not been classified within the fair value hierarchy. The amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the condensed consolidated balance sheets.
3 The fair value is recorded as current or long-term based on the timing of the Company’s executive deferred compensation plan payment obligations. At June 30, 2022, $1.6 million and $9.2 million in fair value is recorded within prepaid expenses and other current assets and other assets, respectively. At December 31, 2021, $1.6 million and $9.7 million in fair value is recorded within prepaid expenses and other current assets and other assets, respectively.
4 The fair value is recorded as current or long-term depending on the timing of expected discounted cash flows. At June 30, 2022, $27.0 million and $37.0 million in fair value is recorded in prepaid expenses and other current assets and other assets, respectively. At December 31, 2021, $0.1 million and $14.9 million in fair value is recorded within prepaid expenses and other current assets and other assets, respectively. At December 31, 2021, $17.6 million and $2.4 million in fair value is recorded within other current liabilities and other liabilities, respectively.
5 The fair value is recorded as current or long-term based on the timing of expected payments. At June 30, 2022, $14.9 million and $157.2 million in fair value is recorded within other current liabilities and other liabilities, respectively. At December 31, 2021, $67.3 million in fair value is recorded in other liabilities.

WEX INC.
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
Debt Securities
The Company determines the fair value of U.S. treasury notes using quoted market prices for similar or identical instruments in a market that is not active. For corporate debt securities, municipal bonds, and asset-backed and mortgage-backed securities, the Company generally uses quoted prices for recent trading activity of assets with similar characteristics to the debt security or bond being valued. The securities and bonds priced using such methods are generally valued using Level 2 inputs.
Pooled Investment Fund

(In thousands)	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period

Pooled investment fund, as of June 30, 2022	$9,000	—	Monthly	30 days
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
Fixed Income Mutual Fund
The Company determines the fair value of its fixed income mutual fund investment using quoted market prices for identical instruments in an active market; such inputs are classified as Level 1 of the fair value hierarchy.
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
Contingent Consideration

As part of the asset acquisition from Bell Bank during 2021, the Company is obligated to pay additional consideration to Bell Bank contingent upon increases in the Federal Funds rate. The Company determined the fair value of this contingent consideration derivative liability based on discounted cash flows using the difference between the baseline Federal Funds rate in the purchase agreement with Bell Bank and future forecasted Federal Funds rates over the agreement term. The forecasted Federal Funds rates represent a Level 3 input within the fair value hierarchy. The resulting probability-weighted contingent consideration amounts were discounted using a discount rate, which was 3.27 percent as of June 30, 2022 and 1.45 percent as of December 31, 2021. Significant increases or decreases in the Federal Funds rates could result in material increases or decreases, respectively, to the fair value of the Company’s contingent consideration derivative liability.

The Company records changes in the estimated fair value of the contingent consideration in the condensed consolidated statements of operations. Changes in the contingent consideration derivative liability are measured at fair value on a recurring basis using unobservable inputs (Level 3) and during the six months ended June 30, 2022 are as follows:

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

(In thousands)	Fair Value
Contingent consideration – December 31, 2021	$67,300
Change in estimated fair value	104,800
Contingent consideration – June 30, 2022	$172,100
Assets and Liabilities Measured at Carrying Value, for which Fair Value is Disclosed
Term Loans and Borrowings on Revolving Credit Facility
The Company determines the fair value of borrowings on the Revolving Credit Facility and Tranche A Term Loans and Tranche B Term Loans based on market rates for the issuance of the Company’s debt, which are Level 2 inputs in the fair value hierarchy. As of June 30, 2022, the approximate fair value of outstanding borrowings on the Tranche A Term Loans and Tranche B Term Loans was $892.1 million and $1,370.6 million, respectively. As of December 31, 2021, the carrying value of outstanding borrowings on the Tranche A Term Loans and Tranche B Term Loans approximated fair value. As of June 30, 2022, the approximate fair value of the outstanding borrowings on the Revolving Credit Facility was $173.0 million while at December 31, 2021, the principal amount of the outstanding borrowings on the Revolving Credit Facility approximated fair value. See Note 10, Financing and Other Debt, for the carrying value of these liabilities as of June 30, 2022 and December 31, 2021.
Convertible Notes
The Company determines the fair value of the Convertible Notes outstanding using our stock price and volatility, the conversion premium on the Convertible Notes and effective interest rates for similarly-rated credit issuances, all of which are Level 2 inputs in the fair value hierarchy. As of June 30, 2022 and December 31, 2021, the fair value of our Convertible Notes approximated $314.7 million and $327.7 million, respectively. See Note 10, Financing and Other Debt, for the carrying value of this liability as of June 30, 2022 and December 31, 2021.
Contractual Deposits
The Company determines the fair value of its contractual deposits with maturities in excess of one year using current market interest rates for deposits of similar remaining maturities, which are Level 2 inputs in the fair value hierarchy. As of June 30, 2022, the fair value of such deposits approximated $554.1 million while at December 31, 2021, the carrying value of such deposits approximated fair value. See Note 9, Deposits, for the carrying value of these liabilities as of June 30, 2022 and December 31, 2021.
Other Assets and Liabilities
The carrying value of certain of the Company’s financial instruments, other than those presented above, including cash, cash equivalents, restricted cash, short-term contractual deposits, accounts receivable, accounts payable, accrued expenses and other liabilities, approximate their respective fair values due to their short-term nature or maturities. The carrying value of certain other financial instruments, including interest-bearing money market deposits, securitized debt, participation debt, borrowed federal funds and deferred consideration associated with our acquisitions approximate their respective fair values due to stated interest rates being consistent with current market interest rates.

14.	Redeemable Non-Controlling Interest
On March 5, 2019, the Company acquired Discovery Benefits, an employee benefits administrator. The seller of Discovery Benefits, SBI, obtained a 4.9 percent equity interest in PO Holding, the then newly formed parent company of WEX Health and Discovery Benefits. As part of WEX Inc.’s purchase of the HSA contractual rights from Bell Bank on April 1, 2021, as more fully described in Note 4, Acquisitions, SBI’s ownership percentage was reduced to 4.53 percent.
The original agreement provided SBI with a put right and the Company with a call right for the equity interest, which could be exercised no earlier than seven years following the date of acquisition. Upon exercise of the put or call right, the purchase price was to be calculated based on a revenue multiple of peer companies (as described in the operating agreement for PO Holding) applied to trailing twelve month revenues of the U.S. Health business. The put option made the non-controlling

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

interest redeemable and, therefore, the non-controlling interest was classified as temporary equity outside of stockholders’ equity. Any resulting change in the value of the redeemable non-controlling interest was offset against retained earnings and impacted earnings per share.
On March 7, 2022, in complete satisfaction of any rights under the PO Holding operating agreement, WEX Inc. and SBI entered into the Share Purchase Agreement whereby SBI sold, and WEX Inc. purchased, SBI’s remaining 4.53 percent interest in PO Holding. The purchase price for the shares in PO Holding was $234.0 million plus any interest accruing pursuant to the terms of the Share Purchase Agreement. The initial liability associated with the future payment of the purchase price was recorded at a net present value of $216.6 million, as more fully described in Note 4, Acquisitions.
The carrying value of the redeemable non-controlling interest immediately prior to the acquisition date was $254.4 million. The $37.8 million excess carrying value as of the acquisition date was recorded within the change in value of redeemable non-controlling interest on the condensed consolidated statements of operations. This change in value of redeemable non-controlling interest was offset by $3.5 million of deferred tax expense resulting from the difference between the book and tax bases of the deferred liability payable to SBI. As a result of the acquisition, the carrying value of the redeemable non-controlling interest was reduced to zero and WEX Inc. owns 100 percent of PO Holding.
The following table presents the changes in the Company’s redeemable non-controlling interest:

(In thousands)	2022	2021
Balance at January 1	$254,106	$117,219
Net income attributable to redeemable non-controlling interest	268	353
Change in value of redeemable non-controlling interest	(37,780)	25,044
Repurchase of non-controlling interest	(216,594)	—
Balance at March 31	$—	$142,616
Net income attributable to redeemable non-controlling interest	—	232
Repurchase of non-controlling interest	—	(11,191)
Contribution from non-controlling interest	—	12,457
Change in value of redeemable non-controlling interest	—	43,823
Balance at June 30	$—	$187,937

15.	Income Taxes
The Company’s effective tax rate was 29.8 percent and 31.5 percent for the three and six months ended June 30, 2022, respectively, and (7.9) percent and (7.8) percent for the three and six months ended June 30, 2021, respectively. Income tax expense is based on an estimated annual effective rate, which requires the Company to make its best estimate of annual pretax income or loss. The Company’s effective tax rate for the three months ended June 30, 2022 was adversely impacted by reduced tax benefits arising from stock-based compensation. The Company’s effective tax rate for the six months ended June 30, 2022 was adversely impacted by a discrete tax item of $7.5 million incurred during the first quarter of 2022, primarily associated with an uncertain tax position, in addition to the reduced tax benefits arising from stock-based compensation previously mentioned. Effective tax rates were significantly lower for the same periods in the prior year primarily due to significant excess tax benefits arising from stock-based compensation in the prior year.
Undistributed earnings of certain foreign subsidiaries of the Company amounted to $150.4 million and $133.0 million at June 30, 2022 and December 31, 2021, respectively. The Company continues to maintain its indefinite reinvestment assertion for its investments in foreign subsidiaries except for any historical undistributed earnings and future earnings for WEX Australia. Upon distribution of the foreign subsidiaries’ earnings in which the Company continues to assert indefinite reinvestment, the Company would be subject to withholding taxes payable to foreign countries, where applicable, but would generally have no further federal income tax liability. It is not practicable to estimate the unrecognized deferred tax liability; however, it is not expected to be material.

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

16.	Commitments and Contingencies
Restructuring Activities
In connection with the acquisition of eNett and Optal, during the first quarter of 2021, the Company initiated a restructuring program within the Travel and Corporate Solutions segment. The restructuring initiative consisted of employee separation costs, which the Company determined were probable and reasonably estimable. As such, the Company recorded charges incurred under this initiative of $5.4 million during the six months ended June 30, 2021, within general and administrative expenses on the condensed consolidated statements of operations. There were no accrued charges related to this initiative as of December 31, 2021 and no further charges were incurred during the six months ended June 30, 2022.
Litigation and Regulatory Matters
The Company is subject to legal proceedings and claims in the ordinary course of business. As of the date of this filing, the current estimate of a reasonably possible loss contingency from all legal proceedings is not material to the Company’s consolidated financial position, results of operations, cash flows or liquidity.
Commitments
Minimum Volume Commitments
During June 2022, the Company and its European fuel suppliers amended existing contracts, modifying both prior period and future minimum volume commitments through 2025. As a result of these amendments, the Company reversed previously accrued penalties totaling approximately $7 million as other revenue within the condensed consolidated statement of operations during the three and six months ended June 30, 2022.
Other Commitments
During June 2022, the Company entered into a definitive agreement to purchase a portfolio of certain assets, consisting primarily of card program receivables. The outstanding receivables balances to be converted will fluctuate, but based on the most recent available information, we expect to purchase this portfolio of assets for approximately $48 million, subject to customary adjustments as defined in the purchase agreement. Closing of this transaction is contingent upon satisfaction of certain conditions and is expected to occur during the third quarter of 2022, be funded with cash on hand and accounted for as an asset acquisition.
Other significant commitments and contingencies as of June 30, 2022 are consistent with those discussed in Note 20, Commitments and Contingencies, to the consolidated financial statements in the Annual Report on Form 10–K for the year ended December 31, 2021.

17.	Stock–Based Compensation
The Company regularly grants equity awards in the form of stock options, restricted stock, restricted stock units and other stock-based awards under its stockholder-approved Amended and Restated 2019 Equity and Incentive Plan to certain employees and directors. Stock-based compensation expense was $24.9 million and $48.6 million for the three and six months ended June 30, 2022, respectively, and $20.6 million and $38.5 million for the three and six months ended June 30, 2021, respectively.

18.	Segment Information
The Company determines its operating segments and reports segment information in accordance with how the Company’s CODM allocates resources and assesses performance. The Company’s CODM is its Chief Executive Officer. The operating segments are aggregated into the three reportable segments described below.

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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
The following tables present the Company’s reportable segment revenues:

	Three Months Ended June 30, 2022
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Payment processing revenue	$202,359	$88,608	$21,338	$312,305
Account servicing revenue	43,860	10,400	83,378	137,638
Finance fee revenue	85,067	216	27	85,310
Other revenue	47,937	1,186	13,861	62,984
Total revenues	$379,223	$100,410	$118,604	$598,237

	Three Months Ended June 30, 2021
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Payment processing revenue	$126,450	$68,282	$18,694	$213,426
Account servicing revenue	42,293	11,222	79,482	132,997
Finance fee revenue	59,258	199	42	59,499
Other revenue	46,387	2,059	5,115	53,561
Total revenues	$274,388	$81,762	$103,333	$459,483

	Six Months Ended June 30, 2022
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Payment processing revenue	$354,265	$153,683	$43,835	$551,783
Account servicing revenue	86,303	21,158	170,118	277,579
Finance fee revenue	163,472	357	63	163,892
Other revenue	94,322	2,463	25,733	122,518
Total revenues	$698,362	$177,661	$239,749	$1,115,772

	Six Months Ended June 30, 2021
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Payment processing revenue	$237,026	$125,530	$39,259	$401,815
Account servicing revenue	82,284	21,909	147,427	251,620
Finance fee revenue	111,098	493	61	111,652
Other revenue	87,817	4,472	12,864	105,153
Total revenues	$518,225	$152,404	$199,611	$870,240

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The CODM evaluates the financial performance of each segment using segment adjusted operating income, which excludes: (i) unallocated corporate expenses; (ii) acquisition-related intangible amortization; (iii) other acquisition and divestiture related items; (iv) debt restructuring costs; (v) stock-based compensation; and (vi) other costs. Additionally, we do not allocate financing interest expense, foreign currency gains and losses, change in fair value of contingent consideration and unrealized gains and losses on financial instruments to our operating segments.
The following table reconciles total segment adjusted operating income to income before income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Segment adjusted operating income
Fleet Solutions	$192,969	$137,865	$353,070	$256,123
Travel and Corporate Solutions	51,016	17,157	79,346	24,172
Health and Employee Benefit Solutions	28,307	29,080	63,807	59,624
Total segment adjusted operating income	$272,292	$184,102	$496,223	$339,919

Reconciliation:
Total segment adjusted operating income	$272,292	$184,102	$496,223	$339,919
Less:
Unallocated corporate expenses	18,986	17,174	39,997	33,383
Acquisition-related intangible amortization	42,538	45,294	85,257	87,748
Other acquisition and divestiture related items	6,461	10,690	11,001	25,486
Debt restructuring costs	(17)	5,299	(29)	5,936
Stock-based compensation	25,267	21,662	50,487	40,605
Other costs	7,926	1,705	16,105	13,942
Operating income	171,131	82,278	293,405	132,819
Financing interest expense	(31,820)	(32,473)	(61,509)	(65,757)
Net foreign currency gain (loss)	(19,408)	1,342	(14,402)	(1,413)
Change in fair value of contingent consideration	(88,200)	(47,700)	(104,800)	(47,700)
Net unrealized gain on financial instruments	16,894	6,013	66,721	13,046
Income before income taxes	$48,597	$9,460	$179,415	$30,995

19.	Supplementary Regulatory Capital Disclosure
The Company’s subsidiary, WEX Bank, is subject to various regulatory capital requirements administered by the FDIC and the UDFI. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, WEX Bank must meet specific capital guidelines that involve quantitative measures of WEX Bank’s assets, liabilities and certain off-balance sheet items. WEX Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could limit business activities and have a material effect on the Company's business, results of operations and financial condition.
Quantitative measures established by regulation to ensure capital adequacy require WEX Bank to maintain minimum amounts and ratios as defined in the regulations. As of June 30, 2022, the most recent FDIC exam report categorized WEX Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events subsequent to that examination report that management believes have changed WEX Bank’s capital rating.

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table presents WEX Bank’s actual and regulatory minimum capital amounts and ratios:

(In thousands)	Actual Amount	Ratio	Minimum for Capital Adequacy Purposes Amount	Ratio	Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions Amount	Ratio
June 30, 2022
Total Capital to risk-weighted assets	$588,167	12.04%	$390,889	8.00%	$488,611	10.00%
Tier 1 Capital to average assets	$542,839	9.83%	$220,839	4.00%	$276,048	5.00%
Common equity to risk-weighted assets	$542,839	11.11%	$219,875	4.50%	$317,597	6.50%
Tier 1 Capital to risk-weighted assets	$542,839	11.11%	$293,167	6.00%	$390,889	8.00%
December 31, 2021
Total Capital to risk-weighted assets	$402,406	12.63%	$254,984	8.00%	$318,731	10.00%
Tier 1 Capital to average assets	$366,121	8.75%	$167,317	4.00%	$209,147	5.00%
Common equity to risk-weighted assets	$366,121	11.49%	$143,429	4.50%	$207,175	6.50%
Tier 1 Capital to risk-weighted assets	$366,121	11.49%	$191,238	6.00%	$254,984	8.00%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information that will assist the reader with understanding our financial statements, the changes in key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting estimates affect our financial statements. The discussion also provides information about the financial results of the three segments of our business to provide a better understanding of how those segments and their results affect our financial condition and results of operations as a whole. Additionally, certain corporate costs not allocated to our operating segments are discussed herein.
Our MD&A is presented in the following sections:
•Overview
•Summary
•Results of Operations
•Liquidity and Capital Resources
•Critical Accounting Policies and Estimates
•Recently Adopted Accounting Standards
This discussion should be read in conjunction with our audited consolidated financial statements as of December 31, 2021, the notes accompanying those financial statements and MD&A as contained in our Annual Report on Form 10–K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on March 1, 2022, and in conjunction with the condensed consolidated financial statements and notes in Part I – Item 1 of this report.
Overview
WEX Inc. is the global commerce platform that simplifies the business of running a business. We currently operate in three reportable segments: Fleet Solutions, Travel and Corporate Solutions, and Health and Employee Benefit Solutions. The Fleet Solutions segment provides payment processing, transaction processing, and information management services specifically designed for the needs of fleets of all sizes from small businesses to federal and state government fleets and over-the-road carriers. The Travel and Corporate Solutions segment focuses on the complex payment environment of global B2B payments, enabling customers to utilize our payments solutions to integrate into their own workflows and manage their accounts payable automation and spend management functions. The Health and Employee Benefit Solutions segment provides a SaaS platform for consumer directed healthcare benefits and a full-service benefit enrollment solution, bringing together benefits administration, certain compliance services and consumer-directed and benefits accounts. Additionally, WEX serves as the non-bank custodian to certain HSA assets.

Summary
Key Performance Indicators
Below are key metrics from the second quarter of 2022:

			Increase (Decrease)
	Q2 2022	Q2 2021	Amount	Percent

Total volume (in millions):
Fleet Solutions	$27,821.7	15,979.6	11,842.1	74%
Travel and Corporate Solutions	25,834.3	16,653.0	9,181.3	55%
Health and Employee Benefit Solutions	2,910.2	2,654.3	255.9	10%
Total volume (in millions)	$56,566.2	35,286.9	21,279.3	60%

Total purchase volume (in millions)	$37,273.7	21,042.6	16,231.1	77%

Fleet Solutions
Payment processing transactions (in millions)	143.2	130.1	13.1	10%
Average vehicles serviced (in millions)	17.5	16.2	1.3	8%
Payment processing $ of fuel (in millions)	$18,639.7	$10,995.4	$7,644.3	70%
Travel and Corporate Solutions
Purchase volume (in millions)	$17,120.0	$8,736.0	$8,384.0	96%
Health and Employee Benefit Solutions
Purchase volume (in millions)	$1,514.0	$1,311.1	$202.9	15%
Average number of U.S. SaaS accounts (in millions)	17.6	16.4	1.2	7%
Total volume across the Company, which includes purchases on WEX-issued accounts as well as purchases issued by others using the WEX platform, increased 60 percent over the second quarter of 2021 to $56.6 billion for the second quarter of 2022. Total purchase volume across the Company in the second quarter of 2022 grew 77 percent from the same period in the prior year reflecting the strong double digit growth rates in each of our segments, as further described below.
Fleet Solutions
•Payment processing transactions, which represents the total number of purchases made by fleets that have a payment processing relationship with WEX where the Company maintains the receivable for the total purchase, were up approximately 10 percent as compared to the same period last year, substantially as a result of increased transactions processed in North America.
•Average vehicles serviced increased 8 percent for the second quarter of 2022 from the same period last year.
•Payment processing $ of fuel, which represents the total dollar value of the fuel purchased by fleets that have a payment processing relationship with the Company, increased 70 percent for the second quarter of 2022 from the same period last year, driven primarily by higher fuel prices.
Travel and Corporate Solutions
•Purchase volume, which represents the total dollar value of all WEX-issued transactions that use WEX corporate card products and virtual card products, was $17.1 billion for the second quarter of 2022, representing an increase of 96 percent from the same period last year. This increase was primarily due to a continued strong recovery in global travel volumes during the second quarter of 2022, along with increased volumes in our corporate payment solutions business.

Health and Employee Benefit Solutions
•Purchase volume, which represents the total U.S. dollar value of all transactions where interchange is earned by WEX, was up approximately 15 percent as compared to the same period last year.
•Average number of U.S. SaaS accounts, which represents the number of active Consumer-Directed Health, COBRA, and billing accounts on our U.S. SaaS platforms, grew by approximately 1.2 million for the second quarter of 2022, a 7 percent increase from the same period in the prior year building off a strong open enrollment season. The average number of U.S. SaaS accounts for the second quarter of 2021 reflected approximately 1.0 million of temporary accounts added as a result of COBRA related services we performed as a result of the American Rescue Plan Act legislation.

Results of Operations

Fleet Solutions
Revenues
The following table reflects comparative revenue and key operating statistics within Fleet Solutions:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(In thousands, except per gallon data)	2022	2021	Amount	Percent	2022	2021	Amount	Percent
Revenues[1]
Payment processing revenue	$202,359	$126,450	$75,909	60%	$354,265	$237,026	$117,239	49%
Account servicing revenue	43,860	42,293	1,567	4%	86,303	82,284	4,019	5%
Finance fee revenue	85,067	59,258	25,809	44%	163,472	111,098	52,374	47%
Other revenue	47,937	46,387	1,550	3%	94,322	87,817	6,505	7%
Total revenues	$379,223	$274,388	$104,835	38%	$698,362	$518,225	$180,137	35%

Key operating statistics
Payment processing revenue:
Fuel transactions processed[2]	173,335	158,700	14,635	9%	334,624	305,128	29,496	10%
Payment processing transactions[3]	143,163	130,104	13,059	10%	275,826	248,493	27,333	11%
Payment processing $ of fuel[4]	$18,639,734	$10,995,418	$7,644,316	70%	$33,029,991	$20,172,378	$12,857,613	64%
Average price per gallon of fuel – Domestic – ($USD/gal)	$4.98	$3.04	$1.94	64%	$4.48	$2.89	$1.59	55%
Net payment processing rate[5]	1.09%	1.15%	(0.06)%	(5)%	1.07%	1.18%	(0.11)%	(9)%
Net late fee rate[6]	0.38%	0.41%	(0.03)%	(7)%	0.41%	0.43%	(0.02)%	(100)%

1 The impact of foreign currency exchange rate fluctuations on Fleet Solutions decreased revenue by $4.8 million in the second quarter of 2022 and by $6.9 million in the first half of 2022, as compared to the same periods in the prior year. Favorable impact from domestic fuel prices increased revenue by $64.2 million in the three months ended June 30, 2022 and $105.3 million in the first half of 2022, as compared to the same periods in the prior year.
2 Fuel transactions processed represents the total number of fuel transactions (funded and unfunded) made by fleets.
3 Payment processing transactions represents the total number of purchases made by fleets that have a payment processing relationship with WEX where the Company maintains the receivable for the total purchase.
4 Payment processing $ of fuel represents the total dollar value of the fuel purchased by fleets that have a payment processing relationship with WEX.
5 Net payment processing rate represents the percentage of each payment processing $ of fuel that WEX records as revenue from merchants less certain discounts given to customers and network fees. The increase in fuel prices, offset in part by a release of minimum volume commitment penalty reserves, has substantially contributed to a decline in our net payment processing rate for the three and six months ended June 30, 2022, as compared to the same periods in the prior year.
6 Net late fee rate represents late fee revenue as a percentage of fuel purchased by fleets that have a payment processing relationship with WEX.

Total Fleet Solutions revenue increased $104.8 million for the second quarter of 2022 and $180.1 million for the first half of 2022, as compared to the same periods in the prior year. Revenue increases primarily reflect increased fuel prices and growth in our existing customer base.

Finance fee revenue is comprised of the following components:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(In thousands)	2022	2021	Amount	Percent	2022	2021	Amount	Percent
Finance income	$70,830	$45,235	$25,595	57%	$133,940	$86,385	$47,555	55%
Factoring fee revenue	14,236	14,023	213	2%	29,531	24,713	4,818	19%
Finance fee revenue	$85,066	$59,258	$25,808	44%	$163,471	$111,098	$52,373	47%
Finance income primarily consists of late fees charged for receivables not paid within the terms of the customer agreement based upon the outstanding customer receivable balance. This revenue is earned when a customer’s receivable balance becomes delinquent and is calculated using the greater of a minimum charge or a stated late fee rate multiplied by the outstanding balance that is subject to a late fee charge. Changes in the absolute amount of such outstanding balances can be attributed to: (i) changes in fuel prices; (ii) customer specific transaction volume; and (iii) customer specific delinquencies. Late fee revenue can also be impacted by: (i) changes in late fee rates; and, (ii) increases or decreases in customer overdue balances. Late fee rates are determined and set based primarily on the risk associated with our customers, coupled with a strategic view of standard rates within our industry. We consider factors such as the Company’s overall financial model and strategic plan, the cost to our business from customers failing to pay timely and the impact such late payments have on our financial results. We typically conduct an assessment of our late fee rates at least annually but may occur more often depending on macro-economic factors. In addition, we periodically assess the market rates within our industry to determine appropriate late fee rates.
Finance income increased $25.6 million for the second quarter of 2022 and $47.6 million for the first half of 2022, as compared to the same periods in the prior year primarily as a result of higher domestic fuel prices and increased delinquencies. Concessions to certain customers experiencing financial difficulties may be granted and are limited to extending the time to pay, placing a customer on a payment plan or granting waivers of late fees. There were no material concessions granted to customers experiencing financial difficulties during the three and six months ended June 30, 2022 and 2021.

The primary source of factoring fee revenue is calculated as a negotiated percentage fee of the receivable balance that we purchase. A secondary source of factoring fee revenue is a flat rate service fee to our customers that request a non-contractual same day funding of the receivable balance. Factoring fee revenue increased $4.8 million for the first half of 2022, as compared with the same period in the prior year, due to increased shipping demand in the first quarter of 2022, leading to an increase in the size and volume of factored invoices. The softening of the spot rates, or uncontracted transactional market rates paid by a shipper to move a truckload of goods, in the over-the-road market during the second quarter of 2022 resulted in factoring fee revenue remaining consistent with the comparable period in the prior year, which we expect to continue through the remainder of the year.

Operating Expenses
The following table compares line items within operating income and presents segment adjusted operating income and segment adjusted operating income margin for Fleet Solutions:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(In thousands)	2022	2021	Amount	Percent	2022	2021	Amount	Percent
Cost of services
Processing costs	$64,416	$52,698	$11,718	22%	$124,478	$104,890	$19,588	19%
Service fees	$2,121	$1,974	$147	7%	$4,277	$3,702	$575	16%
Provision for credit losses	$42,446	$11,522	$30,924	268%	$65,670	$15,886	$49,784	313%
Operating interest	$1,527	$1,796	$(269)	(15)%	$2,988	$3,905	$(917)	(23)%
Depreciation and amortization	$11,830	$12,410	$(580)	(5)%	$23,667	$25,125	$(1,458)	(6)%

Other operating expenses
General and administrative	$25,929	$22,749	$3,180	14%	$49,596	$43,251	$6,345	15%
Sales and marketing	$52,182	$42,130	$10,052	24%	$101,623	$83,155	$18,468	22%
Depreciation and amortization	$17,657	$19,412	$(1,755)	(9)%	$36,557	$38,997	$(2,440)	(6)%

Operating income	$161,115	$109,697	$51,418	47%	$289,506	$199,314	$90,192	45%

Segment adjusted operating income[1]	$192,969	$137,865	$55,104	40%	$353,070	$256,123	$96,947	38%
Segment adjusted operating income margin[2]	51%	50%	1%	2%	51%	49%	2%	4%
1 Our CODM evaluates the financial performance of each segment using segment adjusted operating income, which excludes: (i) unallocated corporate expenses; (ii) acquisition-related intangible amortization and other acquisition and divestiture related items; (iii) debt restructuring costs; (iv) stock-based compensation; and (v) other costs. See “Non-GAAP Financial Measures That Supplement GAAP Measures” later in this Item 2 for a reconciliation of total segment adjusted operating income to income before income taxes. See also Part I – Item 1 – Note 18, Segment Information, to our condensed consolidated financial statements for more information regarding our segment determination.
2 Segment adjusted operating income margin is calculated by dividing segment adjusted operating income by segment revenue. The second quarter and first half of 2022 increases in segment adjusted operating income margin over the prior year comparable periods reflect revenue growth including higher fuel prices and operating leverage in the expense base.

Cost of services
Processing costs increased by $11.7 million and $19.6 million for the three and six months ended June 30, 2022, as compared with the same periods in the prior year. Such increases were primarily driven by higher compliance costs incurred in association with a consent order issued by the FDIC and UDFI, as further discussed within the Liquidity and Capital Resources section later in this MD&A, and, in part, by business support costs incurred as a result of the increased volumes experienced during the quarter ended June 30, 2022 and first half of 2022 as compared to the prior year comparable periods.
Provision for credit losses increased by $30.9 million for the second quarter of 2022 and $49.8 million for the first half of 2022 as compared to the same periods in the prior year. These increases in the provision for credit losses were reflective of increased fraud losses and credit losses stemming from higher PPG rates along with credit loss rates trending toward more historical norms. We generally measure our credit loss performance by calculating fuel-related credit losses as a percentage of total fuel expenditures on payment processing transactions. This metric for credit losses was 23.6 and 19.9 basis points of fuel expenditures for the three and six months ended June 30, 2022, respectively, as compared to 8.1 and 7.2 basis points of fuel expenditures for the same periods in the prior year, respectively. Fraud losses contributed 11.0 and 8.2 basis points to the credit losses totals noted above during the three and six months ended June 30, 2022, respectively.
Depreciation and amortization expense for the six months ended June 30, 2022 decreased by $1.5 million due primarily to lower ongoing amortization over time resulting from the impact of the accelerated method of amortization on certain acquired intangible assets. The second quarter 2022 depreciation and amortization expense generally remained consistent with that of the same period in the prior year.
Service fees and operating interest for the three and six months ended June 30, 2022 were all generally consistent with those from the same periods in the prior year.
Other operating expenses
General and administrative expenses increased $3.2 million for the three months ended June 30, 2022 and $6.3 million for the six months ended June 30, 2022, as compared with the same periods in the prior year due to increased professional services, information technology and compensation expense in support of business growth. We expect additional investments in the second half of the year which will allow us to accelerate specific areas of strategic focus, including cross-selling efforts, additional enhancements to our technology, product innovation including EVs, and process simplification.
Sales and marketing expenses increased $10.1 million for the three months ended June 30, 2022 and $18.5 million for the six months ended June 30, 2022, as compared with the same periods in the prior year. These increases were primarily driven by higher partner commissions due to fuel price increases and volume growth, coupled to a lesser extent with increased compensation and marketing expense in support of that growth.
Depreciation and amortization expense for the second quarter and first half of 2022 decreased by $1.8 million and $2.4 million, respectively, as compared with the same periods in the prior year due to lower ongoing amortization over time resulting from the impact of the accelerated method of amortization on certain acquired customer relationships.

Travel and Corporate Solutions
Revenues
The following table reflects comparative revenue and key operating statistics within Travel and Corporate Solutions:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(In thousands)	2022	2021	Amount	Percent	2022	2021	Amount	Percent
Revenues[1]
Payment processing revenue	$88,608	$68,282	$20,326	30%	$153,683	$125,530	28,153	22%
Account servicing revenue	10,400	11,222	(822)	(7)%	21,158	21,909	(751)	(3)%
Finance fee revenue	216	199	17	9%	357	493	(136)	(28)%
Other revenue	1,186	2,059	(873)	(42)%	2,463	4,472	(2,009)	(45)%
Total revenues	$100,410	$81,762	$18,648	23%	$177,661	$152,404	25,257	17%

Key operating statistics
Payment processing revenue:
Purchase volume[2]	$17,119,962	$8,736,019	$8,383,943	96%	$28,929,412	$14,843,694	$14,085,718	95%
Net interchange rate[3]	0.52%	0.78%	(0.26)%	(34)%	0.53%	0.85%	(0.32)%	(38)%

1 The impact of foreign currency exchange rate fluctuations on Travel and Corporate Solutions decreased revenues by $3.6 million and $4.3 million during the three and six months ended June 30, 2022, respectively, compared to the prior year comparable periods.
2 Purchase volume represents the total dollar value of all WEX-issued transactions that use WEX corporate card products and virtual card products.
3 Net interchange rate represents the percentage of the dollar value of each payment processing transaction that WEX records as revenue from merchants, less certain discounts given to customers and network fees.
Total Travel and Corporate Solutions revenue increased $18.6 million for the second quarter of 2022 and $25.3 million for the first half of 2022, as compared to the same periods in the prior year. The increases were primarily driven by an increase in travel-related volumes both internationally and domestically. The Company also experienced continued strength in the corporate payments partner channel. These revenue increases were offset by the impact of an accounting change in the fourth quarter of 2021, which required a shift from gross revenue presentation to net revenue presentation for one customer.
Concessions to certain customers experiencing financial difficulties may be granted and are limited to extending the time to pay, placing a customer on a payment plan or granting waivers of late fees. There were no material concessions granted to customers during the three and six months ended June 30, 2022 and 2021.
Operating Expenses
The following table compares line items within operating income (loss) and presents segment adjusted operating income and segment adjusted operating income margin for Travel and Corporate Solutions:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(In thousands)	2022	2021	Amount	Percent	2022	2021	Amount	Percent
Cost of services
Processing costs	$17,723	$18,719	$(996)	(5)%	$36,423	$35,540	$883	2%
Service fees	$3,409	$3,923	$(514)	(13)%	$7,198	$7,787	$(589)	(8)%
Provision for credit losses	$(726)	$1,358	$(2,084)	(153)%	$1,421	$1,993	$(572)	(29)%
Operating interest	$1,502	$475	$1,027	216%	$2,252	$990	$1,262	127%
Depreciation and amortization	$5,294	$5,231	$63	1%	$9,830	$12,842	$(3,012)	(23)%

Other operating expenses
General and administrative	$15,973	$12,191	$3,782	31%	$31,315	$43,758	$(12,443)	(28)%
Sales and marketing	$14,971	$33,405	$(18,434)	(55)%	$28,039	$62,388	$(34,349)	(55)%
Depreciation and amortization	$5,978	$6,149	$(171)	(3)%	$12,267	$12,615	$(348)	(3)%

Operating income (loss)	$36,286	$311	$35,975	NM	$48,916	$(25,509)	$74,425	NM

Segment adjusted operating income[1]	$51,016	$17,157	$33,859	197%	$79,346	$24,172	$55,174	228%
Segment adjusted operating income margin[2]	51%	21%	30%	143%	45%	16%	29%	181%
NM - Not meaningful
1 Our CODM evaluates the financial performance of each segment using segment adjusted operating income, which excludes: (i) unallocated corporate expenses; (ii) acquisition-related intangible amortization and other acquisition and divestiture related items; (iii) debt restructuring costs; (iv) stock-based compensation; and (v) other costs. See “Non-GAAP Financial Measures That Supplement GAAP Measures” later in this Item 2 for a reconciliation of total segment adjusted operating income to income before income taxes. See also Part I – Item 1 – Note 18, Segment Information, to our condensed consolidated financial statements for more information regarding our segment determination.
2 Segment adjusted operating income margin is calculated by dividing segment adjusted operating income by segment revenue. The second quarter and first half of 2022 increases in segment adjusted operating income margin primarily reflect accelerated travel volumes and additional benefits from eNett and Optal synergies.

Cost of services
Despite 2022 volumes nearly doubling those of the same periods of the prior year, processing costs and service fees for the three and six months ended June 30, 2022 remained relatively consistent with the comparable prior year periods due to our scalable fixed cost model.
Provision for credit losses decreased $2.1 million for the second quarter of 2022, as compared to the same period in the prior year, primarily due to slight improvement in customer payment patterns and related risk profile. The provision for credit losses for the first half of 2022 remained consistent with the comparable prior year period.
Operating interest for the three and six months ended June 30, 2022 increased $1.0 million and $1.3 million, respectively, as compared to the comparable prior year periods, due to volume growth and increased rates.
Depreciation and amortization expense for the six months ended June 30, 2022 decreased $3.0 million, as compared to the same period in the prior year, primarily due to the prior year amortization of developed technology intangible assets with a one-year life that were acquired as part of the eNett and Optal acquisition. Depreciation and amortization expense for the second quarter of 2022 remained consistent with the comparable prior year period.
Other operating expenses
General and administrative expenses increased $3.8 million for the second quarter of 2022 and decreased $12.4 million for the first half of 2022, as compared to the same periods in the prior year. The second quarter increase was due to higher professional service fees. The decrease in the first half of 2022 was primarily due to a vendor contract termination payment during the first quarter of 2021 and decreased compensation as a result of the integration of eNett and Optal during the year ended December 31, 2021.
Sales and marketing expenses decreased for the second quarter and first half of 2022 by $18.4 million and $34.3 million, respectively, as compared to the same periods in the prior year. These decreases were primarily due to a reduction in partner commissions as a result of the impact of an accounting change in the fourth quarter of 2021, which required a shift from gross revenue presentation to net revenue presentation for one customer.

Depreciation and amortization expense during the second quarter and first half of 2022 remained consistent with the same periods in the prior year.

Health and Employee Benefit Solutions
Revenues
The following table reflects comparative revenue and key operating statistics within Health and Employee Benefit Solutions:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(In thousands)	2022	2021	Amount	Percent	2022	2021	Amount	Percent
Revenues
Payment processing revenue	$21,338	$18,694	$2,644	14%	$43,835	$39,259	$4,576	12%
Account servicing revenue	83,378	79,482	3,896	5%	170,118	147,427	22,691	15%
Finance fee revenue	27	42	(15)	(36)%	63	61	2	3%
Other revenue	13,861	5,115	8,746	171%	25,733	12,864	12,869	100%
Total revenues	$118,604	$103,333	$15,271	15%	$239,749	$199,611	$40,138	20%

Key operating statistics
Payment processing revenue:
Purchase volume[1]	$1,514,004	$1,311,131	$202,873	15%	$3,144,222	$2,795,357	$348,865	12%
Account servicing revenue:
Average number of SaaS accounts[2]	17,572	16,380	1,192	7%	17,709	15,946	1,763	11%

1 Purchase volume represents the total U.S. dollar value of all transactions where interchange is earned by WEX.
2 Average number of SaaS accounts represents the number of active Consumer-Directed Health, COBRA, and billing accounts on our SaaS platforms in the U.S.
Payment processing revenue increased $2.6 million during the second quarter of 2022 and $4.6 million for the first half of 2022, as compared to the same periods in the prior year, due to cardholder growth and increased cardholder spend volumes.
Account servicing revenue increased $3.9 million for the second quarter of 2022 and $22.7 million for the first half of 2022, as compared to the same periods in the prior year. The increases were primarily due to increased revenues recognized as a result of the benefitexpress Acquisition along with account growth and increased participants, offset in part by a reduction of revenue resulting from one-time COBRA related services provided as a result of the American Rescue Plan Act legislation during 2021.
Finance fee revenue was not material to Health and Employee Benefit Solutions’ operations for the three and six months ended June 30, 2022 and 2021.
Other revenue increased $8.7 million for the second quarter of 2022 and $12.9 million for the first half of 2022, as compared to the same periods in the prior year. The increases were due primarily to interest income earned on the investment of HSA deposits obtained as a result of the April 2021 acquisition of contractual rights to serve as custodian to certain HSAs from Bell Bank.

Operating Expenses
The following table compares line items within operating income and presents segment adjusted operating income and segment adjusted operating income margin for Health and Employee Benefit Solutions:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(In thousands)	2022	2021	Amount	Percent	2022	2021	Amount	Percent
Cost of services
Processing costs	$55,296	$44,791	$10,505	23%	$109,041	$85,540	$23,501	27%
Service fees	$9,326	$7,862	$1,464	19%	$19,131	$13,416	$5,715	43%
Provision for credit losses	$466	$82	$384	468%	$735	$142	$593	418%
Operating interest	$168	$—	$168	NM	$257	$—	$257	NM
Depreciation and amortization	$9,509	$8,810	$699	8%	$19,138	$17,678	$1,460	8%

Other operating expenses
General and administrative	$11,901	$8,824	$3,077	35%	$21,136	$16,199	$4,937	30%
Sales and marketing	$13,287	$10,070	$3,217	32%	$24,723	$18,409	$6,314	34%
Depreciation and amortization	$14,753	$14,328	$425	3%	$29,496	$25,391	$4,105	16%

Operating income	$3,898	$8,566	$(4,668)	(54)%	$16,092	$22,836	$(6,744)	(30)%

Segment adjusted operating income[1]	$28,307	$29,080	$(773)	(3)%	$63,807	$59,624	$4,183	7%
Segment adjusted operating income margin[2]	24%	28%	(4)%	(14)%	27%	30%	(3)%	(10)%
NM - Not meaningful
1 Our CODM evaluates the financial performance of each segment using segment adjusted operating income, which excludes: (i) unallocated corporate expenses; (ii) acquisition-related intangible amortization and other acquisition and divestiture related items; (iii) debt restructuring costs; (iv) stock-based compensation; and (v) other costs. See “Non-GAAP Financial Measures That Supplement GAAP Measures” later in this Item 2 for a reconciliation of total segment adjusted operating income to income before income taxes. See also Part I – Item 1 – Note 18, Segment Information, to our condensed consolidated financial statements for more information regarding our segment determination.
2 Segment adjusted operating income margin is calculated by dividing segment adjusted operating income by segment revenue. The decreases during the second quarter and first half of 2022 in segment adjusted operating income margin primarily reflect the reduction in COBRA revenue and profit from the prior year related to services we provided as a result of the American Rescue Plan Act legislation.

Cost of services
Processing costs increased $10.5 million for the second quarter of 2022 and $23.5 million for the first half of 2022, as compared to the same periods in the prior year. The increases in processing costs primarily resulted from increased costs as a result of the benefitexpress Acquisition along with higher customer service and technology costs to support partner growth.
Service fees for the three and six months ended June 30, 2022 increased $1.5 million and $5.7 million, respectively, as compared with the same periods in the prior year. The increases for both periods were primarily driven by a growth in revenue volumes and for the first half of 2022, additionally by the benefitexpress Acquisition.
Provision for credit losses and operating interest were not material to Health and Employee Benefit Solutions’ operations for the three and six months ended June 30, 2022 and 2021.
Depreciation and amortization expense for the first half of 2022 increased $1.5 million, as compared with the comparable prior year period, due to the amortization of a developed technology intangible asset associated with the benefitexpress Acquisition. Depreciation and amortization expense for the second quarter of 2022 remained consistent with the same period in the prior year.
Other operating expenses
General and administrative expenses increased $3.1 million for the second quarter 2022 and $4.9 million for the first half of 2022 as compared to the same periods in the prior year. The increases in both the second quarter and first half of 2022 were primarily due to increased professional service fees. Increased compensation related costs have also contributed to the increase in expense for the first half of 2022 as compared to the same period in the prior year.

Sales and marketing expenses increased $3.2 million and $6.3 million during the second quarter and first half of 2022, respectively, as compared to the same periods in the prior year due to the benefitexpress Acquisition, expansion of the sales and marketing team and costs incurred related to an in-person sales conference, which was held virtually in the prior year.
Depreciation and amortization expense increased $4.1 million for the six months ended June 30, 2022, as compared to the same period of the prior year, primarily due to the amortization of intangible rights obtained as a result of the April 2021 acquisition of contractual rights to serve as custodian of certain HSAs. Depreciation and amortization expense for the second quarter of 2022 remained consistent with the comparable prior year period.
Unallocated corporate expenses
Unallocated corporate expenses represent the portion of expenses relating to general corporate functions, including acquisition and divestiture expenses, certain finance, legal, information technology, human resources, administrative and executive expenses, and other expenses not directly attributable to a reportable segment.
The following table compares line items within operating income for unallocated corporate expenses:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(In thousands)	2022	2021	Amount	Percent	2022	2021	Amount	Percent
Other operating expenses
General and administrative	$29,679	$35,779	$(6,100)	(17)%	$60,098	$62,766	$(2,668)	(4)%
Depreciation and amortization	$489	$517	$(28)	(5)%	$1,011	$1,056	$(45)	(4)%
General and administrative expenses decreased $6.1 million for the second quarter of 2022 and $2.7 million for the first half of 2022, as compared to the same periods in the prior year. The decreases in expense for the second quarter and first half of 2022 were due primarily to a reduction in professional fees, including legal and arrangement fees, that were incurred in connection with the amendment and restatement of our 2016 Credit Agreement during the second quarter of 2021. The decrease for the first half of 2022 was in part offset by increased stock compensation expense and professional services fees incurred in connection with the Company’s Investor Day held during the first quarter of 2022.
Unallocated depreciation and amortization for the three and six months ended June 30, 2022 was comparable to the same periods in the prior year.

Non-operating income and expense
The following table reflects comparative results for certain amounts excluded from operating income:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(In thousands)	2022	2021	Amount	Percent	2022	2021	Amount	Percent
Financing interest expense	$(31,820)	$(32,473)	$(653)	(2)%	$(61,509)	$(65,757)	$(4,248)	(6)%
Change in fair value of contingent consideration	$(88,200)	$(47,700)	$40,500	85%	$(104,800)	$(47,700)	$57,100	120%
Net foreign currency (loss) gain	$(19,408)	$1,342	$(20,750)	NM	$(14,402)	$(1,413)	$(12,989)	NM
Net unrealized gain on financial instruments	$16,894	$6,013	$10,881	181%	$66,721	$13,046	$53,675	NM
Income tax provision (benefit)	$14,468	$(746)	$15,214	NM	$56,500	$(2,416)	$58,916	NM
Net income from non-controlling interests	$—	$239	$(239)	(100)%	$268	$965	$(697)	(72)%
Change in value of redeemable non-controlling interest	$—	$(43,823)	$43,823	(100)%	$34,245	$(68,867)	$103,112	NM
NM - Not meaningful
Financing interest expense decreased $4.2 million for the first half of 2022, as compared to the same period in the prior year, primarily due to the early redemption of the Company’s $400.0 million senior notes with a fixed rate of 4.75 percent during March 2021 and the write-off of certain deferred financing costs during 2021 in conjunction with the amendment and restatement of the Company’s 2016 Credit Agreement. These decreases were in part offset by increased expense related to the accretion of deferred payments associated with the acquisition of the remaining interest in PO Holding during March 2022.

Financing interest expense for the second quarter of 2022 remained consistent with the same period in the prior year as the write-off of deferred financing costs and accretion on the deferred payments, both as previously mentioned, substantially offset.
During the three and six months ended June 30, 2022, the Company’s contingent consideration derivative liability increased as a result of the steepening of the Federal Funds futures curve. See Part I – Item 1 – Note 13, Fair Value, to our condensed consolidated financial statements for further information on the valuation of this derivative liability.
Our foreign currency exchange exposure is primarily related to the remeasurement of our cash, receivable and payable balances, including intercompany transactions that are denominated in foreign currencies. The Company incurred net foreign currency losses of $19.4 million in the second quarter of 2022 and $14.4 million in the first half of 2022. The losses resulted from the weakening of certain foreign currencies, including the Australian dollar, the Euro and the British Pound sterling, in which we transact relative to the U.S. dollar.
The Company incurred unrealized gains on financial instruments of $16.9 million in the second quarter of 2022 and $66.7 million for the first half of 2022 due to significant increases in the LIBOR forward yield curve, coupled with a decrease in remaining future settlements. The net unrealized gain on financial instruments for the second quarter and first half of 2021 resulted primarily from an increase in the fair value of new and existing interest rate swaps, primarily as a result of an increase in the LIBOR forward yield curve.
The Company’s effective tax rate was 29.8 percent and 31.5 percent for the three and six months ended June 30, 2022, respectively, as compared to (7.9) percent and (7.8) percent for the three and six months ended June 30, 2021, respectively. Income tax expense is based on an estimated annual effective rate, which requires the Company to make its best estimate of annual pretax income or loss. The Company’s effective tax rate for the three months ended June 30, 2022 was adversely impacted by reduced tax benefits arising from stock-based compensation. The Company’s effective tax rate for the six months ended June 30, 2022 was adversely impacted by a discrete tax item of $7.5 million incurred during the first quarter of 2022, primarily associated with an uncertain tax position, in addition to the reduced tax benefits arising from stock-based compensation previously mentioned. Effective tax rates were significantly lower for the same periods in the prior year primarily due to significant excess tax benefits arising from stock-based compensation in the prior year.
Net income from non-controlling interests was not material to Company operations for the three and six months ended June 30, 2022 and 2021.
During the six months ended June 30, 2022, the Company purchased the remaining non-controlling interest in PO Holding from SBI, reducing the carrying value of the redeemable non-controlling interest to zero. The transaction resulted in a $34.2 million gain, net of tax expense. See Part I – Item 1 – Note 4, Acquisitions, to our condensed consolidated financial statements for further information.

Non–GAAP Financial Measures That Supplement GAAP Measures
In addition to evaluating the Company’s performance on a GAAP basis, the CODM of the Company uses segment adjusted operating income, a non-GAAP measure, to allocate resources among our operating segments. The Company considers this measure, which excludes unallocated corporate expenses, acquisition-related intangible amortization, other acquisition and divestiture related items, debt restructuring costs, stock-based compensation and other costs integral in evaluating the Company’s performance.

WEX believes that adjusted net income, another non-GAAP measure that similarly excludes all items discussed in the paragraph above except unallocated corporate expenses, and further excludes unrealized gains and losses on financial instruments, net foreign currency gains and losses, change in fair value of contingent consideration, debt issuance cost amortization, other adjustments attributable to non-controlling interests, and tax related items, is also integral to the Company’s reporting and planning processes.

Segment adjusted operating income and adjusted net income may be useful to investors as a means of evaluating our performance. However, because segment adjusted operating income and adjusted net income are non-GAAP measures, they should not be considered as a substitute for, or superior to, operating income or net income as determined in accordance with GAAP. Segment adjusted operating income and adjusted net income as used by WEX may not be comparable to similarly titled measures employed by other companies.

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
•Stock-based compensation is different from other forms of compensation as it is a non-cash expense. For example, a cash salary generally has a fixed and unvarying cash cost. In contrast, the expense associated with an equity-based award is generally unrelated to the amount of cash ultimately received by the employee, and the cost to the Company is based on a stock-based compensation valuation methodology and underlying assumptions that may vary over time;
•Other costs are not consistently occurring and do not reflect expected future operating expense, nor do they provide insight into the fundamentals of current or past operations of our business. This also includes costs related to certain identified initiatives, including technology initiatives, to further streamline the business, improve the Company’s efficiency, create synergies, and globalize the Company’s operations, all with an objective to improve scale and efficiency and increase profitability going forward. For the six months ended June 30, 2021, other costs additionally include a penalty incurred on a vendor contract termination;
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

The following table reconciles net income (loss) attributable to shareholders to adjusted net income attributable to shareholders:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Net income (loss) attributable to shareholders	$34,129	$(33,856)	$156,892	$(36,421)
Unrealized gain on financial instruments	(16,894)	(6,013)	(66,721)	(13,046)
Net foreign currency loss (gain)	19,408	(1,342)	14,402	1,413
Change in fair value of contingent consideration	88,200	47,700	104,800	47,700
Acquisition-related intangible amortization	42,538	45,294	85,257	87,748
Other acquisition and divestiture related items	6,461	10,690	11,001	25,486
Stock-based compensation	25,267	21,662	50,487	40,605
Other costs	7,926	1,705	16,105	13,942
Debt restructuring and debt issuance cost amortization	4,694	11,461	7,973	16,553
ANI adjustments attributable to non-controlling interests	—	43,206	(34,587)	67,006
Tax related items	(42,348)	(35,613)	(45,173)	(64,818)
Adjusted net income attributable to shareholders	$169,381	$104,894	$300,436	$186,168
The following table reconciles total segment adjusted operating income to income before income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Segment adjusted operating income
Fleet Solutions	$192,969	$137,865	$353,070	$256,123
Travel and Corporate Solutions	51,016	17,157	79,346	24,172
Health and Employee Benefit Solutions	28,307	29,080	63,807	59,624
Total segment adjusted operating income	$272,292	$184,102	$496,223	$339,919

Reconciliation:
Total segment adjusted operating income	$272,292	$184,102	$496,223	$339,919
Less:
Unallocated corporate expenses	18,986	17,174	39,997	33,383
Acquisition-related intangible amortization	42,538	45,294	85,257	87,748
Other acquisition and divestiture related items	6,461	10,690	11,001	25,486
Debt restructuring costs	(17)	5,299	(29)	5,936
Stock-based compensation	25,267	21,662	50,487	40,605
Other costs	7,926	1,705	16,105	13,942
Operating income	171,131	82,278	293,405	132,819
Financing interest expense	(31,820)	(32,473)	(61,509)	(65,757)
Net foreign currency gain (loss)	(19,408)	1,342	(14,402)	(1,413)
Change in fair value of contingent consideration	(88,200)	(47,700)	(104,800)	(47,700)
Net unrealized gain on financial instruments	16,894	6,013	66,721	13,046
Income before income taxes	$48,597	$9,460	$179,415	$30,995

Liquidity and Capital Resources
We fund our business operations primarily via cash on hand, cash generated from operations, the issuance of deposits, borrowings under our Amended and Restated Credit Agreement, our participation debt and our accounts receivable factoring and securitization arrangements. As of June 30, 2022, we had cash and cash equivalents of $438.8 million and remaining borrowing availability of $718.4 million under the revolving credit facility provided by our Amended and Restated Credit Agreement along with access to various sources of funds, including uncommitted federal funds lines of credit from other banks.

Our Amended and Restated Credit Agreement provides for a secured revolving credit facility (the “Revolving Credit Facility”), senior secured tranche A term loans (the “Tranche A Term Loans”) and senior secured tranche B term loans (the “Tranche B Term Loans”). As of June 30, 2022, the Company had an outstanding principal amount of $917.3 million on the Tranche A Term Loans, an outstanding principal amount of $1,424.0 million on the Tranche B Term Loans, borrowings of $180.4 million on the Revolving Credit Facility and letters of credit of $31.2 million drawn against the Revolving Credit Facility.
As of June 30, 2022, the Company had outstanding $310.0 million in principal amount of Convertible Notes, issued in a private placement with Warburg Pincus. At the Company’s option, interest is either payable in cash, through accretion to the principal amount of the Convertible Notes, or a combination of cash and accretion. The Company has paid, and expects to continue to pay interest in cash as it comes due.
The Company is also party to two securitized debt agreements. Under these agreements, the Company sells certain of its Australian and European trade accounts receivable to bankruptcy-remote subsidiaries consolidated by the Company, which in turn use the receivables as collateral to issue securitized debt. Amounts collected on the securitized receivables are restricted to pay the securitized debt and are not available for general corporate purposes. The Company had $102.4 million of securitized debt under these facilities as of June 30, 2022. In addition, from time to time, WEX Bank enters into participation agreements with third-party banks to fund customers’ balances that exceed WEX Bank’s lending limit to individual customers. There was $52.2 million borrowed against these participation agreements as of June 30, 2022. WEX Bank also borrows from uncommitted federal funds lines to supplement the financing of the Company’s accounts receivable. There were no outstanding borrowings under these lines of credit as of June 30, 2022. See Part I – Item 1 – Note 10, Financing and Other Debt, to our condensed consolidated financial statements for more information regarding these facilities.
We utilize two off-balance sheet factoring arrangements to sell certain of our accounts receivable to unrelated third-party financial institutions in order to accelerate the collection of the Company’s cash and reduce internal costs. Under the arrangements, the factored receivables have been transferred without recourse. Available capacity is dependent on the level of our trade accounts receivable eligible to be sold and the financial institutions’ willingness to purchase such receivables. However, the Company is not dependent on them to maintain its liquidity and capital resources. We are not aware of any circumstances that are reasonably likely to cause the off-balance sheet arrangements to have a material adverse effect on liquidity and capital resources. See Part I – Item 1 – Note 11, Off-Balance Sheet Arrangements, to our condensed consolidated financial statements for further information about the Company’s off-balance sheet arrangements.
WEX Bank’s regulatory status enables it to raise capital to fund the Company’s working capital requirements by issuing deposits, subject to FDIC rules governing minimum financial ratios. As of June 30, 2022, we had $3,474.7 million in deposits. See Part I – Item 1 – Note 9, Deposits, to our condensed consolidated financial statements for more information regarding our deposits.
We believe that our current cash and cash equivalents, cash generating capabilities, financial condition and operations, and access to available funding sources will be adequate to fund our cash needs for the next 12 months and the foreseeable future. The table below summarizes our primary sources and uses of cash:

Sources of cash	Uses of cash[1]
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
•Purchases of shares of treasury stock

1 Our long-term cash requirements consist primarily of amounts owed on our Amended and Restated Credit Agreement and various facilities lease agreements.
Cash Flows
The table below summarizes our cash activities:

	Six Months Ended June 30,
(In thousands)	2022	2021
Cash flows used for operating activities	$(138,165)	$(121,982)
Cash flows used for investing activities	$(610,695)	$(595,407)
Cash flows provided by financing activities	$793,496	$398,779

Operating Activities
We fund a customer’s entire receivable in the majority of our fleet and travel payment processing transactions, while the revenue generated by these transactions is only a small percentage of that amount. Consequently, cash flows from operations are impacted significantly by increases or decreases in fuel prices, driving changes in accounts receivable and accounts payable balances, which directly impact our capital resource requirements.
Cash used for operating activities for the six months ended June 30, 2022 increased $16.2 million as compared to the same period in the prior year. The increase in cash used for operating activities year over year was primarily the result of higher accounts receivable, net of the associated increases in accounts payable, resulting from a sharp rise in fuel prices during 2022. This use of cash was partly offset by the benefit of higher net income adjusted for non-cash items.
Investing Activities
Investing cash flows generally consist of capital expenditures, cash used for acquisitions and the investment of eligible custodial cash assets previously held by third-party depository partners, transferred to our WEX Bank depository partner.
Cash used for investing activities for the six months ended June 30, 2022 increased $15.3 million as compared to the same period in the prior year, primarily resulting from the investment of $594.3 million of transferred HSA deposits in available-for-sale debt securities during the six months ended June 30, 2022, offset substantially by $558.3 million of payments made for acquisitions during the six months ended June 30, 2021.
Financing Activities
Financing cash flows generally consist of the issuance and repayment of debt, deposits and proceeds from employee exercises of stock options and purchases of treasury shares. We believe that the repurchase of our common stock is a favorable means of returning value to our stockholders. Repurchases of our common stock may vary based on management’s evaluation of market and economic conditions and other factors.
Cash provided by financing activities for the six months ended June 30, 2022 totaled $793.5 million, due primarily to an increase in deposits of $797.9 million and net borrowings of $60.6 million on the Revolving Credit Facility, partially offset by $80.6 million of share repurchases of our common stock. Cash provided by financing activities for the six months ended June 30, 2021 totaled $398.8 million due primarily to an increase in deposits of $451.3 million. The early redemption of the Company’s $400.0 million of Notes during the first half of 2021 was substantially offset by additional term loan borrowings of $80.8 million, net of quarterly repayments, and net borrowings of $265.0 million against our Revolving Credit Facility.
Financial Covenants
The Amended and Restated Credit Agreement contains customary affirmative and negative covenants affecting the Company and its subsidiaries, including covenants limiting the Company’s ability to, among other things, incur debt (including disqualified stock), grant liens, make certain investments, pay dividends, repurchase equity interests and sell assets, subject to certain exceptions. The Amended and Restated Credit Agreement also contains customary financial maintenance covenants, including a consolidated interest coverage ratio and a consolidated leverage ratio. The indenture associated with the Convertible Notes also includes customary covenants, including a debt incurrence covenant that restricts the Company from incurring certain indebtedness, including disqualified stock and preferred stock issued by the Company or its subsidiaries, subject to customary exceptions. At June 30, 2022, we were in compliance with such covenants. See Part II – Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources and Part II – Item 8 – Note 16, Financing and Other Debt, in our Annual Report on Form 10-K for the year ended December 31, 2021 for more information regarding these covenants.
Undistributed Earnings
Undistributed earnings of certain foreign subsidiaries of the Company amounted to an estimated $150.4 million and $133.0 million as of June 30, 2022 and December 31, 2021, respectively. The Company continues to maintain its indefinite reinvestment assertion for its investments in foreign subsidiaries except for any historical undistributed earnings and future earnings for WEX Australia. Upon distribution of the foreign subsidiaries’ earnings in which the Company continues to assert indefinite reinvestment, the Company would be subject to withholding taxes payable to foreign countries, where applicable, but would generally have no further federal income tax liability. It is not practicable to estimate the unrecognized deferred tax liability, however, it is not expected to be material.

Other Commitments, Contingencies and Contractual Obligations
During June 2022, the Company and its European fuel suppliers amended existing contracts, modifying both prior period and future minimum volume commitments through 2025. As a result of these amendments, the Company reversed previously accrued penalties totaling approximately $7 million as other revenue within the condensed consolidated statement of operations during the three and six months ended June 30, 2022.
During June 2022, the Company entered into a definitive agreement to purchase a portfolio of certain assets, consisting primarily of card program receivables. The outstanding receivables balances to be converted will fluctuate, but based on the most recent available information, we expect to purchase this portfolio of assets for approximately $48 million, subject to customary adjustments as defined in the purchase agreement. Closing of this transaction is contingent upon satisfaction of certain conditions and is expected to occur during the third quarter of 2022, be funded with cash on hand and accounted for as an asset acquisition.
WEX Bank is working to resolve matters identified by the FDIC and the UDFI, including with respect to a consent order issued by the FDIC and the UDFI (the “Order”) on May 6, 2022. The Order requires WEX Bank to strengthen its Bank Secrecy Act/anti-money laundering (collectively “BSA”) compliance program and to address related matters, including with respect to controls. The terms of the Order will remain in effect and be enforceable until they are modified, terminated, suspended or set aside by the FDIC and the UDFI. The matters identified are not expected to have a material adverse effect on our results of operations, financial condition or cash flows.
On March 7, 2022, WEX Inc. and SBI entered into the Share Purchase Agreement whereby SBI sold, and WEX Inc. purchased, SBI’s remaining 4.53 percent interest in PO Holding for a purchase price of $234.0 million plus any interest accruing pursuant to the terms of the Share Purchase Agreement. The purchase price is payable in three installments of $76.7 million in each of March of 2024, 2025 and 2026, with a final payment of $4.0 million payable in March 2026. Pursuant to the Share Purchase Agreement, WEX Inc. owes SBI interest on the outstanding purchase price balance from March 2024 to March 2025 at the 12-month SOFR rate (as determined on March 1, 2024) plus 1.25 percent and on the outstanding balance from March 2025 to March 2026 at the 12-month SOFR rate (as determined on March 3, 2025) plus 2.25 percent, except that no interest accrues on the $4.0 million payment due in March 2026. For further information regarding this transaction refer to Part I - Item 1 - Note 4, Acquisitions, to the condensed consolidated financial statements.
Through the close of trading on the latest practicable date, which the Company has determined to be July 22, 2022 for the purpose of the filing of this Quarterly Report on Form 10-Q, the Company had substantially exhausted its Repurchase Program, having repurchased 0.4 million additional shares, for approximately $62.1 million of the $69.4 million that remained available to be used for share repurchases pursuant to the Repurchase Program beginning July 1, 2022.
    There were no other material changes to our contractual obligations from the information previously provided in Item 7 of our Annual Report on Form 10–K for the year ended December 31, 2021.

Critical Accounting Policies and Estimates
We have no material changes to our critical accounting policies and estimates discussed in our Annual Report on Form 10–K for the year ended December 31, 2021.

Recently Adopted Accounting Standards
See Note 2, Recent Accounting Pronouncements, to the condensed consolidated financial statements included in Part I, Item 1 of this Form 10–Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
As of June 30, 2022, we have no material changes to the market risk disclosures in our Annual Report on Form 10–K for the year ended December 31, 2021.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the principal executive officer and principal financial officer of WEX Inc., evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2022. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2022. “Disclosure controls and procedures” are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
As of the date of this filing, we are not involved in any material legal proceedings. We also were not involved in any material legal proceedings that were terminated during the three months ended June 30, 2022. From time to time, we are subject to legal proceedings and claims in the ordinary course of business, including but not limited to: commercial disputes; contract disputes; employment litigation; disputes regarding our intellectual property rights; alleged infringement or misappropriation by us of intellectual property rights of others; and, matters relating to our compliance with applicable laws and regulations.
Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10–K for the year ended December 31, 2021, which could materially affect our business, financial condition or future results. The risk factors disclosure in our Annual Report on Form 10-K for the year ended December 31, 2021 is qualified by the information that is described in this Quarterly Report on Form 10-Q. The risks described in our Annual Report on Form 10–K for the year ended December 31, 2021 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table presents the Company’s common stock repurchases during each month of the second quarter of 2022:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[1]
April 1 - April 30, 2022	3,434	$159.94	3,434	$149,450,749
May 1 - May 31, 2022	516,362	$155.03	516,362	$69,401,109
June 1 - June 30, 2022	—	$—	—	$69,401,109
Total	519,796	$155.06	519,796
1 Under a share buyback plan authorized by our board of directors, announced on August 26, 2021, and extending through September 30, 2025 (the “Repurchase Program”), the Company may repurchase up to $150.0 million in shares of its common stock through open market purchases, privately negotiated transactions, block trades or otherwise. Repurchases under the Repurchase Program are subject to certain considerations, including but not limited to, market pricing and conditions, business, legal, accounting and other considerations. The Repurchase Program does not obligate the Company to repurchase any shares. Through the close of trading on the latest practicable date, which the Company has determined to be July 22, 2022 for the purpose of the filing of this Quarterly Report on Form 10-Q, the Company had substantially exhausted its Repurchase Program, having repurchased 0.4 million additional shares, for approximately $62.1 million of the $69.4 million that remained available to be used for share repurchases pursuant to the Repurchase Program beginning July 1, 2022.

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

	3.3	Amended and Restated By-Laws of WEX Inc. (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed with the SEC on June 10, 2021, File No. 001-32426)
	10.1	Offer Letter, dated April 20, 2022, between WEX Inc. and Jagtar Narula (incorporated by reference to Exhibit 10.1 to our Current Report on 8-K filed with the SEC on April 26, 2022, File No. 001-32426)
*	31.1	Certification of Chief Executive Officer of WEX INC. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended
*	31.2	Certification of Chief Financial Officer of WEX INC. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended
*	32.1
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

WEX INC.

July 29, 2022	By:	/s/ Jagtar Narula
Jagtar Narula
Chief Financial Officer
(principal financial officer)

July 29, 2022	By:	/s/ Jennifer Kimball
Jennifer Kimball
Chief Accounting Officer
(principal accounting officer)