Form 10-Q
period 2022-09-30
WEX Inc.
filed 2022-10-28
CIK 1309108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
☐ Yes  ☒  No

Number of shares of common stock outstanding as of October 20, 2022 was 43,593,058.

Unless otherwise indicated or required by the context, the terms “we,” “us,” “our,” “WEX,” or the “Company,” in this Quarterly Report on Form 10–Q mean WEX Inc. and all of its subsidiaries that are consolidated under Generally Accepted Accounting Principles in the United States.
FORWARD–LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for statements that are forward-looking and are not statements of historical facts. This Quarterly Report includes forward-looking statements including, but not limited to, statements about management’s plan and goals. Any statements in this Quarterly Report that are not statements of historical facts are forward-looking statements. When used in this Quarterly Report, the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. Forward-looking statements relate to our future plans, objectives, expectations and intentions and are not historical facts and accordingly involve known and unknown risks and uncertainties and other factors that may cause the actual results or performance to be materially different from future results or performance expressed or implied by these forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Quarterly Report and in oral statements made by our authorized officers:

•the effects of general economic conditions, including a decline in demand for fuel, travel related services, or healthcare related services, and payment and transaction processing activity;
•the impact of the level of, and fluctuations in, fuel prices and fuel spreads, including the resulting impact on the Company’s revenues and net income;
•the impact and size of credit losses, including losses attributable to fraud;
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
•changes in interest rates and the rate of inflation;
•the failure to comply with the Treasury Regulations applicable to non-bank custodians;
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
•the failure to realize anticipated synergies and cost savings from the Company’s acquisitions;
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
The Company’s forward-looking statements do not reflect the potential future impact of any alliance, merger, acquisition, disposition or stock repurchases. The forward-looking statements speak only as of the date of the initial filing of this Quarterly Report and undue reliance should not be placed on these statements. The Company disclaims any obligation to update any forward-looking statements as a result of new information, future events or otherwise.

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
Adjusted net income or ANI
A non-GAAP measure that adjusts net income (loss) attributable to shareholders to exclude unrealized gains and losses on financial instruments, net foreign currency gains and losses, change in fair value of contingent consideration, acquisition-related intangible amortization, other acquisition and divestiture related items, stock-based compensation, other costs, impairment charges, debt restructuring and debt issuance cost amortization, similar adjustments attributable to our non-controlling interests and certain tax related items.

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

CODM	Chief Operating Decision Maker
Company	WEX Inc. and all entities included in the consolidated financial statements.
Convertible Notes	Convertible senior unsecured notes due on July 15, 2027 in an aggregate principal amount of $310.0 million with a 6.5 percent interest rate, issued July 1, 2020.
COVID-19	An infectious disease caused by the SARS-CoV-2 coronavirus. The World Health Organization declared the coronavirus outbreak a global pandemic on March 11, 2020.
Discovery Benefits	Discovery Benefits, Inc.
DSUs	Deferred Stock Units held by non-employee directors.
eNett	eNett International (Jersey) Limited
European Fleet business	(i) prior to January 1, 2022, WEX Fleet Europe and WEX Europe Services, collectively; and (ii) from January 1, 2022, WEX Europe Services.
EVs	Electric Vehicles
FDIC	Federal Deposit Insurance Corporation
Federal Reserve Bank Discount Window	Monetary policy that allows WEX to borrow funds on a short-term basis to meet temporary shortages of liquidity caused by internal or external disruptions.
GAAP	Generally Accepted Accounting Principles in the United States
HSA	Health Savings Account
NAV	Net Asset Value
Net interchange rate	Represents the percentage of the dollar value of each payment processing transaction that WEX records as revenue from merchants, less certain discounts given to customers and network fees.
Net late fee rate	Net late fee rate represents late fee revenue as a percentage of fuel purchased by fleets that have a payment processing relationship with WEX
Net payment processing rate	The percentage of each payment processing $ of fuel that the Company records as revenue from merchants less certain discounts given to customers and network fees.
Notes	$400.0 million senior notes with a 4.75 percent fixed rate, issued on January 30, 2013, which were redeemed in full by the Company on March 15, 2021.
Operating interest	Interest expense incurred on the operating debt obtained to provide liquidity for the Company’s short-term receivables or used for investing purposes in fixed income debt securities.
Optal	Optal Limited
Over-the-road	Typically, heavy trucks traveling long distances.
Payment processing $ of fuel	Total dollar value of the fuel purchased by fleets that have a payment processing relationship with WEX.
Payment processing transactions	Total number of purchases made by fleets that have a payment processing relationship with the Company where the Company maintains the receivable for the total purchase.
PO Holding	PO Holding, LLC, a wholly-owned subsidiary of WEX Inc. and the direct parent of WEX Health.
PPG	Price Per Gallon of fuel
Processing costs	Expenses related to processing transactions, servicing customers and merchants and costs of goods sold related to hardware and other product sales.
Redeemable non-controlling interest	The portion of the U.S. Health business’ net assets owned by a non-controlling interest holder, SBI, prior to the March 7, 2022 acquisition of SBI’s remaining interest in PO Holding.

SaaS	Software-as-a-Service
SBI	SBI Investments, Inc., which is owned by State Bankshares, Inc., and was a minority interest holder in PO Holding, LLC., a subsidiary of WEX Inc. and the direct parent of WEX Health.
SEC	Securities and Exchange Commission
Segment adjusted operating income	A non-GAAP measure that adjusts operating income to exclude specified items that the Company’s management excludes in evaluating segment performance, including unallocated corporate expenses, acquisition-related intangible amortization and other acquisition and divestiture related items, debt restructuring costs, stock-based compensation, impairment charges and other costs.
Service fees	Costs incurred from third-party networks utilized to deliver payment solutions and other third-parties utilized in performing services directly related to generating revenue.
Topic 606	ASC Section 606, Revenue from Contracts with Customers
Total volume	Includes purchases on WEX-issued accounts as well as purchases issued by others, but using a WEX platform.
UDFI	Utah Department of Financial Institutions
U.S. Health business	(i) prior to March 31, 2021, WEX Health, Inc. and Discovery Benefits, LLC., collectively, (ii) from March 31, 2021 to June 1, 2021, WEX Health, Inc., (iii) from June 1, 2021 to April 30, 2022, WEX Health, Inc. and benefitexpress, collectively, and (iv) from April 30, 2022, WEX Health, Inc.
WEX	WEX Inc., unless otherwise indicated or required by the context
WEX Australia	WEX Card Holdings Australia Pty Ltd and its subsidiaries
WEX Europe Services	WEX Europe Service Limited, a European Fleet business
WEX Fleet Europe	A fleet business in Europe acquired from EG Group and merged into WEX Europe Services on January 1, 2022.
WEX Health	WEX Health, Inc., the Company’s healthcare technology and administration solutions provider/business.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
WEX INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
Payment processing revenue	$309,032	$226,126	$860,815	$627,941
Account servicing revenue	138,324	137,724	415,903	389,344
Finance fee revenue	96,698	67,769	260,590	179,421
Other revenue	72,075	51,145	194,593	156,298
Total revenues	616,129	482,764	1,731,901	1,353,004
Cost of services
Processing costs	146,316	121,207	416,258	347,177
Service fees	16,614	14,246	47,220	39,151
Provision for credit losses	54,030	14,127	121,856	32,148
Operating interest	7,887	2,124	13,384	7,019
Depreciation and amortization	27,265	28,226	79,900	83,871
Total cost of services	252,112	179,930	678,618	509,366
General and administrative	86,506	79,486	248,651	245,460
Sales and marketing	80,882	82,225	235,267	246,177
Depreciation and amortization	38,855	40,301	118,186	118,360
Impairment charges	136,486	—	136,486	—
Operating income	21,288	100,822	314,693	233,641
Financing interest expense	(34,419)	(32,493)	(95,928)	(98,250)
Change in fair value of contingent consideration	(30,300)	2,800	(135,100)	(44,900)
Other income	—	3,617	—	3,617
Net foreign currency loss	(23,445)	(9,962)	(37,847)	(11,375)
Net unrealized gain on financial instruments	23,540	6,424	90,261	19,470
(Loss) income before income taxes	(43,336)	71,208	136,079	102,203
Income tax expense	809	19,340	57,309	16,924
Net (loss) income	(44,145)	51,868	78,770	85,279
Less: Net income from non-controlling interests	—	134	268	1,099
Net (loss) income attributable to WEX Inc.	(44,145)	51,734	78,502	84,180
Change in value of redeemable non-controlling interest	—	(3,416)	34,245	(72,283)
Net (loss) income attributable to shareholders	$(44,145)	$48,318	$112,747	$11,897

Net (loss) income attributable to shareholders per share:
Basic	$(1.00)	$1.08	$2.53	$0.27
Diluted	$(1.00)	$1.07	$2.51	$0.26
Weighted average common shares outstanding:
Basic	44,229	44,861	44,644	44,664
Diluted	44,229	45,279	44,972	45,334
See notes to the unaudited condensed consolidated financial statements.

WEX INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net (loss) income	$(44,145)	$51,868	$78,770	$85,279

Other comprehensive loss, net of tax:
Unrealized losses on available-for-sale debt securities	(56,764)	—	(150,495)	—
Foreign currency translation	(42,331)	(20,368)	(83,769)	(29,927)
Other comprehensive loss, net of tax	(99,095)	(20,368)	(234,264)	(29,927)

Comprehensive (loss) income	(143,240)	31,500	(155,494)	55,352
Less: Comprehensive income attributable to non-controlling interests	—	134	268	781
Comprehensive (loss) income attributable to WEX Inc.	$(143,240)	$31,366	$(155,762)	$54,571
See notes to the unaudited condensed consolidated financial statements.

WEX INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	September 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$759,375	$588,923
Restricted cash	942,132	667,915
Accounts receivable (net of allowances of $102,260 in 2022 and $66,306 in 2021)	3,830,178	2,891,242
Investment securities	1,379,411	948,677
Securitized accounts receivable, restricted	143,252	125,186
Prepaid expenses and other current assets	144,379	77,569
Total current assets	7,198,727	5,299,512
Property, equipment and capitalized software (net of accumulated depreciation of $514,607 in 2022 and $458,093 in 2021)	186,819	179,531
Goodwill	2,702,998	2,908,057
Other intangible assets (net of accumulated amortization of $1,123,052 in 2022 and $1,009,601 in 2021)	1,513,689	1,643,296
Investment securities	36,005	39,650
Deferred income taxes, net	20,667	5,635
Other assets	250,243	231,147
Total assets	$11,909,148	$10,306,828
Liabilities and Stockholders’ Equity
Accounts payable	$1,561,033	$1,021,911
Accrued expenses	567,036	476,971
Restricted cash payable	942,153	668,014
Short-term deposits	3,145,770	2,026,420
Short-term debt, net	156,483	155,769
Other current liabilities	41,782	50,614
Total current liabilities	6,414,257	4,399,699
Long-term debt, net	2,644,478	2,695,365
Long-term deposits	489,942	652,214
Deferred income taxes, net	155,536	192,965
Other liabilities	573,849	273,706
Total liabilities	10,278,062	8,213,949
Commitments and contingencies (Note 16)
Redeemable non-controlling interest	—	254,106
Stockholders’ Equity
Common stock $0.01 par value; 175,000 shares authorized; 49,512 shares issued in 2022 and 49,255 in 2021; 44,130 shares outstanding in 2022 and 44,827 in 2021	495	492
Additional paid-in capital	907,486	844,051
Retained earnings	1,401,836	1,289,089
Accumulated other comprehensive loss	(356,781)	(122,517)
Treasury stock at cost; 5,382 and 4,428 shares in 2022 and 2021, respectively	(321,950)	(172,342)
Total stockholders’ equity	1,631,086	1,838,773
Total liabilities and stockholders’ equity	$11,909,148	$10,306,828

See notes to the unaudited condensed consolidated financial statements.

WEX INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock Issued		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2022	49,255	$492	$844,051	$(122,517)	$(172,342)	$1,289,089	$—	$1,838,773
Stock issued under share-based compensation plans	154	2	770	—	—	—	—	772
Share repurchases for tax withholdings	—	—	(12,178)	—	—	—	—	(12,178)
Stock-based compensation expense	—	—	23,682	—	—	—	—	23,682
Unrealized loss on available-for-sale debt securities	—	—	—	(51,668)	—	—	—	(51,668)
Change in value of redeemable non-controlling interest, net of $3.5 million of tax expense	—	—	—	—	—	34,245	—	34,245
Foreign currency translation	—	—	—	4,306	—	—	—	4,306
Net income	—	—	—	—	—	88,518	—	88,518
Balance at March 31, 2022	49,409	$494	$856,325	$(169,879)	$(172,342)	$1,411,852	$—	$1,926,450
Stock issued under share-based compensation plans	73	1	2,324	—	—	—	—	2,325
Share repurchases for tax withholdings	—	—	(3,053)	—	—	—	—	(3,053)
Purchase of shares of treasury stock		—	—	—	(80,599)	—	—	(80,599)
Stock-based compensation expense	—	—	24,922	—	—	—	—	24,922
Unrealized loss on available-for-sale debt securities	—	—	—	(42,063)	—	—	—	(42,063)
Foreign currency translation	—	—	—	(45,744)	—	—	—	(45,744)
Net income	—	—	—	—	—	34,129	—	34,129
Balance at June 30, 2022	49,482	$495	$880,518	$(257,686)	$(252,941)	$1,445,981	$—	$1,816,367
Stock issued under share-based compensation plans	30	—	682	—	—	—	—	682
Share repurchases for tax withholdings	—	—	(1,870)	—	—	—	—	(1,870)
Purchase of shares of treasury stock	—	—	—	—	(69,009)	—	—	(69,009)
Stock-based compensation expense	—	—	28,156	—	—	—	—	28,156
Unrealized loss on available-for-sale debt securities	—	—	—	(56,764)	—	—	—	(56,764)
Foreign currency translation	—	—	—	(42,331)	—	—	—	(42,331)
Net loss	—	—	—	—	—	(44,145)	—	(44,145)
Balance at September 30, 2022	49,512	$495	$907,486	$(356,781)	$(321,950)	$1,401,836	$—	$1,631,086
See notes to the unaudited condensed consolidated financial statements.

WEX INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock Issued		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2021	48,616	$485	$830,729	$(82,935)	$(172,342)	$1,288,952	$13,022	$1,877,911
Stock issued under share-based compensation plans	394	4	22,555	—	—	—	—	22,559
Share repurchases for tax withholdings	—	—	(21,062)	—	—	—	—	(21,062)
Stock-based compensation expense	—	—	17,886	—	—	—	—	17,886
Change in value of redeemable non-controlling interest	—	—	—	—	—	(25,044)	—	(25,044)
Foreign currency translation	—	—	—	(6,558)	—	—	(319)	(6,877)
Net income	—	—	—	—	—	22,479	374	22,853
Balance at March 31, 2021	49,010	$489	$850,108	$(89,493)	$(172,342)	$1,286,387	$13,077	$1,888,226
Stock issued under share-based compensation plans	214	2	20,479	—	—	—	—	20,481
Share repurchases for tax withholdings	—	—	(884)	—	—	—	—	(884)
Stock-based compensation expense	—	—	20,629	—	—	—	—	20,629
Acquisition of non-controlling interest	—	—	(81,631)	(2,284)	—	—	(13,077)	(96,992)
Change in value of redeemable non-controlling interest	—	—	—	—	—	(43,823)	—	(43,823)
Foreign currency translation	—	—	—	(2,682)	—	—	—	(2,682)
Net income	—	—	—	—	—	9,967	—	9,967
Balance at June 30, 2021	49,224	$491	$808,701	$(94,459)	$(172,342)	$1,252,531	$—	$1,794,922
Stock issued under share-based compensation plans	21	—	704	—	—	—	—	704
Share repurchases for tax withholdings	—	—	(1,066)	—	—	—	—	(1,066)
Stock-based compensation expense	—	—	21,735	—	—	—	—	21,735
Change in value of redeemable non-controlling interest	—	—	—	—		(3,416)		(3,416)
Foreign currency translation	—	—	—	(20,368)	—	—	—	(20,368)
Net income	—	—	—	—	—	51,734	—	51,734
Balance at September 30, 2021	49,245	$491	$830,074	$(114,827)	$(172,342)	$1,300,849	$—	$1,844,245
See notes to the unaudited condensed consolidated financial statements.

WEX INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net income	$78,770	$85,279
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Change in fair value of contingent consideration	135,100	44,900
Stock-based compensation	76,760	60,250
Depreciation and amortization	198,086	202,231
Gain on sale of equity investment	—	(3,617)
Amortization of premiums on investment securities	3,958	—
Debt issuance cost amortization and accretion expense	12,595	13,315
Deferred tax benefit	(54,085)	(8,829)
Provision for credit losses	121,856	32,148
Impairment charges	136,486	—
Other non-cash gains	(58,159)	(7,499)
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable and securitized accounts receivable	(1,147,791)	(1,138,233)
Prepaid expenses and other current and other long-term assets	(11,233)	13,212
Accounts payable	568,438	517,455
Accrued expenses and restricted cash payable	389,896	211,855
Income taxes	10,838	(12,363)
Other current and other long-term liabilities	(4,871)	(20,459)
Net cash provided by (used for) operating activities	456,644	(10,355)
Cash flows from investing activities
Purchases of property, equipment and capitalized software	(75,476)	(55,484)
Cash proceeds from sale of equity investment	—	3,117
Purchases of equity securities	(267)	(250)
Maturities of equity securities	—	130
Purchases of available-for-sale debt securities	(632,782)	—
Sales and maturities of available-for-sale debt securities	47,972	—
Acquisition of intangible assets	(3,338)	—
Acquisitions, net of cash and restricted cash acquired	—	(558,247)
Net cash used for investing activities	(663,891)	(610,734)
Cash flows from financing activities
Repurchase of share-based awards to satisfy tax withholdings	(17,101)	(23,012)
Purchase of treasury shares	(149,608)	—
Proceeds from stock option exercises	3,779	43,744
Net change in deposits	960,551	558,042
Net activity on other debt	28,448	21,500
Borrowings on revolving credit facility	1,825,400	1,176,300
Repayments on revolving credit facility	(1,856,999)	(962,900)
Borrowings on term loans	—	112,819
Repayments on term loans	(47,506)	(47,824)
Redemption of Notes	—	(400,000)
Debt issuance costs	—	(8,934)
Net change in securitized debt	6,417	8,004
Net cash provided by financing activities	753,381	477,739
Effect of exchange rates on cash, cash equivalents and restricted cash	(101,465)	(24,037)
Net change in cash, cash equivalents and restricted cash	444,669	(167,387)
Cash, cash equivalents and restricted cash, beginning of period(a)	1,256,838	1,329,653
Cash, cash equivalents and restricted cash, end of period(a)	$1,701,507	$1,162,266

The following tables provides supplemental disclosure of non-cash investing and financing activities:

	Nine Months Ended September 30,
	2022	2021
Capital expenditures incurred but not paid	$7,364	$5,451
Initial deferred liability from acquisition of remaining interest in PO Holding	216,594	—
Non-cash contribution from non-controlling interest	—	12,457
Deferred cash consideration as part of asset acquisition	—	47,408
Contingent consideration as part of asset acquisition	—	27,200
Promissory note received in exchange for sale of equity investment	—	500

(a) The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within our condensed consolidated balance sheets to amounts within our condensed consolidated statements of cash flows.

	Nine Months Ended September 30,
	2022	2021
Cash and cash equivalents at beginning of period	$588,923	$852,033
Restricted cash at beginning of period	667,915	477,620
Cash, cash equivalents and restricted cash at beginning of period	$1,256,838	$1,329,653

Cash and cash equivalents at end of period	$759,375	$533,830
Restricted cash at end of period	942,132	628,436
Cash, cash equivalents and restricted cash at end of period	$1,701,507	$1,162,266

See notes to the unaudited condensed consolidated financial statements.

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Basis of Presentation
Basis of Presentation
    The accompanying condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10–Q and Rule 10–01 of Regulation S–X. Accordingly, they exclude certain disclosures required by GAAP for a complete set of financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements that are included in the Company’s Annual Report on Form 10–K for the year ended December 31, 2021, filed with the SEC on March 1, 2022. In the opinion of management, all adjustments considered necessary for a fair presentation in accordance with GAAP, which are of a normal recurring nature, have been included. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results for any future periods or the year ending December 31, 2022.
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

2.	Recent Accounting Pronouncements and Supplemental Information
Recent Accounting Pronouncements
The following table provides a brief description of (i) recent accounting pronouncements adopted during the nine months ended September 30, 2022 and (ii) those not yet adopted, that could have a material effect on our financial statements.

Standard	Description	Date of Adoption	Method of adoptions and effect on financial statements or other significant matters
Adopted During the Nine Months Ended September 30, 2022
ASU 2021-08, Business Combinations	This standard requires acquirers within the scope of Subtopic 805-10, Business Combinations to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. This will generally result in an acquirer recognizing and measuring acquired contract assets and liabilities consistent with how they were recognized and measured in an acquiree’s financial statements if such financial statements were prepared in accordance with GAAP. Previously, contract assets and contract liabilities acquired were recognized at their fair value on the acquisition date.	Effective for fiscal years beginning after December 15, 2022.	The Company early adopted this ASU effective January 1, 2022. Adoption had no material effect on the Company’s condensed consolidated financial statements for the three and nine months ended September 30, 2022. The guidelines of this ASU will be applied prospectively for business combinations in the scope of ASC 805.
Not Adopted as of September 30, 2022
ASU 2020–04, Reference Rate Reform and ASU 2021–01, Reference Rate Reform: Scope	These standards provide optional guidance for a limited period of time to ease the potential financial reporting burden in accounting for (or recognizing the effects of) the discontinuation of LIBOR resulting from reference rate reform. The amendments provide optional expedients and exceptions for applying GAAP to contracts and other transactions impacted by reference rate reform. If certain criteria are met, an entity will not be required to remeasure or reassess contracts impacted by reference rate reform.	Election is optional and available through December 31, 2022.	The Company is currently evaluating the implications of these amendments to its current efforts for reference rate reform implementation and any impact the adoption of these ASUs would have on its financial condition and results of operations. The Company has not yet determined if it will adopt these standards, which are not expected to have a material effect on the Company’s condensed consolidated financial statements.

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Impairment of Goodwill

Our goodwill is tested for impairment annually as of October 1, or more frequently, if events or conditions indicate the carrying amount of goodwill may not be recoverable. During the third quarter of 2022, certain triggering events were identified in our international fleet reporting units, including increasing interest rates, decreasing market valuations and inflationary pressures, leading to a decline in projected cash flows primarily in Europe, requiring us to perform an interim impairment test. We compared the carrying value of each reporting unit with assigned goodwill to its fair value, which was estimated using a combination of an income-based discounted cash flow method and a market-based guideline public company method. As a result of the financial impacts of the identified triggering events, our test concluded that the carrying value of two of our reporting units exceeded their estimated fair value, resulting in the recognition of an estimated impairment charge of $136.5 million to our Fleet Solutions segment. No triggering events were identified during the third quarter of 2022 with respect to our other reporting units.

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
The following tables disaggregate the Company’s consolidated revenues, substantially all of which relate to services transferred to the customer over time:

	Three Months Ended September 30, 2022
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Topic 606 revenues
Payment processing revenue	$188,586	$101,533	$18,913	$309,032
Account servicing revenue	4,718	10,748	85,944	101,410
Other revenue	21,337	66	7,511	28,914
Total Topic 606 revenues	$214,641	$112,347	$112,368	$439,356
Non-Topic 606 revenues	163,453	1,628	11,692	176,773
Total revenues	$378,094	$113,975	$124,060	$616,129

	Three Months Ended September 30, 2021
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Topic 606 revenues
Payment processing revenue	$130,006	$79,815	$16,305	$226,126
Account servicing revenue	4,457	10,908	83,145	98,510
Other revenue	21,376	(636)	5,909	26,649
Total Topic 606 revenues	$155,839	$90,087	$105,359	$351,285
Non-Topic 606 revenues	130,522	915	42	131,479
Total revenues	$286,361	$91,002	$105,401	$482,764

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Nine Months Ended September 30, 2022
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Topic 606 revenues
Payment processing revenue	$542,851	$255,216	$62,748	$860,815
Account servicing revenue	13,620	31,906	256,062	301,588
Other revenue	63,511	461	23,940	87,912
Total Topic 606 revenues	$619,982	$287,583	$342,750	$1,250,315
Non-Topic 606 revenues	456,474	4,053	21,059	481,586
Total revenues	$1,076,456	$291,636	$363,809	$1,731,901

	Nine Months Ended September 30, 2021
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Topic 606 revenues
Payment processing revenue	$367,032	$205,345	$55,564	$627,941
Account servicing revenue	13,162	32,817	230,572	$276,551
Other revenue	64,044	2,820	18,763	85,627
Total Topic 606 revenues	$444,238	$240,982	$304,899	$990,119
Non-Topic 606 revenues	360,348	2,424	113	362,885
Total revenues	$804,586	$243,406	$305,012	$1,353,004
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
The following table provides information about these contract balances:

(In thousands)
Contract balance	Location on the condensed consolidated balance sheets	September 30, 2022	December 31, 2021
Receivables	Accounts receivable, net	$47,917	$49,303
Contract assets	Prepaid expenses and other current assets	19,406	8,975
Contract assets	Other assets	35,005	40,718
Contract liabilities	Other current liabilities	5,301	9,123
Contract liabilities	Other liabilities	71,721	58,900
During the three and nine months ended September 30, 2022, the Company recognized revenue of $9.6 million and $18.7 million, respectively, related to contract liabilities existing as of December 31, 2021.

Remaining Performance Obligations
The Company’s unsatisfied or partially unsatisfied performance obligations as of September 30, 2022 represent the remaining minimum monthly fees on a portion of contracts across the lines of business, deferred revenue associated with stand ready payment processing obligations and contractually obligated professional services yet to be provided by the Company.

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table includes revenue expected to be recognized related to remaining performance obligations at the end of the reporting period.

(In thousands)	Remaining 2022	2023	2024	2025	2026	2027	Thereafter	Total
Minimum monthly fees[1]	$18,273	$45,106	$27,442	$14,298	$4,885	$3,687	$1,500	$115,191
Professional services[2]	2,083	2,249	4	4	1	—	—	4,341
Other[3]	375	3,472	8,453	18,478	27,313	35,943	5,929	99,963
Total remaining performance obligations	$20,731	$50,827	$35,899	$32,780	$32,199	$39,630	$7,429	$219,495
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
2022 Transactions
Asset Acquisition
During June 2022, the Company entered into a definitive agreement to purchase a portfolio of certain assets, consisting primarily of branded commercial fleet cards from a third-party. During September 2022, the Company closed on the acquisition of these receivables, paying the seller a preliminary purchase price of $45.1 million, consisting of the face value of the account balances as of the valuation date, plus certain customary adjustments, as defined in the purchase agreement. The actual amount of accounts receivable purchased was less than the balances as of the valuation date, therefore, the Company expects to receive back within the next twelve months approximately $4.3 million in excess funds transferred at closing from the seller. We accounted for this transaction under the asset acquisition method of accounting and have allocated the total cost of the acquisition as follows:

(In thousands)
Cash consideration transferred to seller	$45,083
Add: transaction costs	819
Total consideration	$45,902

Accounts receivable, net of allowance[1,2]	$38,282
Receivable due back from seller[1,2]	4,282
Customer relationship intangible asset[3]	3,338
$45,902
1 Recorded within accounts receivable in the condensed consolidated balance sheet.
2 The accounts receivable purchased have been included within operating activities in the condensed consolidated statement of cash flows.
3 The intangible asset will be amortized to expense over a three-year life.
Acquisition of Remaining Interest in PO Holding
On March 7, 2022, WEX Inc. and SBI entered into a share purchase agreement (the “Share Purchase Agreement”) whereby WEX Inc. purchased SBI’s remaining 4.53 percent interest in PO Holding for a purchase price of $234.0 million plus any interest accruing pursuant to the terms of the Share Purchase Agreement. The purchase price is payable in three installments of $76.7 million in each of March 2024, 2025 and 2026, with a final payment of $4.0 million also payable in March 2026. Pursuant to the Share Purchase Agreement, WEX Inc. owes SBI interest on the outstanding purchase price balance from March 2024 to March 2025 at the 12-month Secured Overnight Financing Rate (“SOFR”) (as determined on March 1, 2024) plus 1.25 percent and on the outstanding balance from March 2025 to March 2026 at the 12-month SOFR rate (as determined on March 3, 2025) plus 2.25 percent, except that no interest accrues on the $4.0 million payment due in March 2026.
Using a discount rate of 3.4 percent as of the acquisition date, the Company recorded the deferred liability under this Share Purchase Agreement at its initial net present value of $216.6 million. The associated discount relative to the purchase price is being amortized as interest expense using the effective interest method over the repayment term.
This transaction makes PO Holding, the direct parent of WEX Health, a wholly owned subsidiary of WEX Inc. to which the Company is solely entitled to the economic benefits. See Note 14, Redeemable Non-Controlling Interest, for more information.

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

2021 Transactions

Asset Acquisition

On April 1, 2021, WEX Inc. completed the acquisition of certain contractual rights to serve as custodian or sub-custodian to over $3 billion of HSAs from the HealthcareBank division of Bell Bank, which is owned by State Bankshares, Inc. This acquisition increased the Company’s role in its customer-directed healthcare ecosystem and aligns with its growth strategy. On the closing of the acquisition, WEX Inc. paid Bell Bank initial cash consideration of $200.0 million. The Company is required to make two additional cash payments to Bell Bank in association with this acquisition of $25.0 million in July 2023 and $12.5 million in January 2024, which are reflected within accrued expenses and other liabilities, respectively, on the condensed consolidated balance sheet as of September 30, 2022.

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

The benefitexpress Acquisition has been accounted for using the acquisition method of accounting, which requires that assets acquired and liabilities assumed be recognized at their respective fair values on the acquisition date. The table below summarizes the allocation of such fair value of assets acquired and liabilities assumed. No measurement period adjustments were recorded during the six months ended June 30, 2022, when the purchase accounting for the acquisition became final. The following is a summary of the final allocation of the purchase price to the assets and liabilities acquired, based on the fair value at the date of acquisition:

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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
Accounts receivable consists of amounts billed to and due from customers across a wide range of industries and other third parties. The Company often extends short-term credit to cardholders by paying the merchant for the purchase price less the fees it retains and records as revenue, then subsequently collecting the total purchase price from the cardholder. The Company also extends revolving credit to certain small fleets. The Company had approximately $182.6 million and $93.7 million in gross receivables with revolving credit balances as of September 30, 2022 and December 31, 2021, respectively. The gross receivables balance as of September 30, 2022 is inclusive of the accounts acquired as part of the asset acquisition discussed in Note 4, Acquisitions.
The allowance for accounts receivable consists of reserves for both credit and fraud losses, reflecting management’s current estimate of uncollectible balances on its accounts receivable.
The following tables present changes in the accounts receivable allowances by portfolio segment:

	Three Months Ended September 30, 2022
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Balance, beginning of period	$89,224	$10,396	$987	$100,607
Net provision for credit losses[1]	53,002	684	344	54,030
Charges to other accounts[2]	11,296	—	—	11,296
Charge-offs	(65,093)	(787)	(164)	(66,044)
Recoveries of amounts previously charged-off	3,572	—	8	3,580
Currency translation	(637)	(572)	—	(1,209)
Balance, end of period	$91,364	$9,721	$1,175	$102,260

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended September 30, 2021
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Balance, beginning of period	$49,716	$7,519	$536	$57,771
Provision for credit losses[1]	10,231	3,816	80	14,127
Charges to other accounts[2]	4,046	5	—	4,051
Charge-offs	(10,872)	(602)	(92)	(11,566)
Recoveries of amounts previously charged-off	1,691	163	53	1,907
Currency translation	(392)	(206)	—	(598)
Balance, end of period	$54,420	$10,695	$577	$65,692

	Nine Months Ended September 30, 2022
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Balance, beginning of period	$55,758	$9,931	$617	$66,306
Provision for credit losses[1]	118,672	2,105	1,079	121,856
Charges to other accounts[2]	29,913	169	(101)	29,981
Charge-offs	(120,388)	(1,234)	(438)	(122,060)
Recoveries of amounts previously charged-off	8,802	—	18	8,820
Currency translation	(1,393)	(1,250)	—	(2,643)
Balance, end of period	$91,364	$9,721	$1,175	$102,260

	Nine Months Ended September 30, 2021
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Balance, beginning of period	$49,267	$9,610	$270	$59,147
Provision for credit losses[1]	26,359	5,568	221	32,148
Charges to other accounts[2]	12,267	5	—	12,272
Charge-offs	(37,239)	(4,462)	(120)	(41,821)
Recoveries of amounts previously charged-off	4,572	176	206	4,954
Currency translation	(806)	(202)	—	(1,008)
Balance, end of period	$54,420	$10,695	$577	$65,692
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

Concentration of Credit Risk
The receivables portfolio primarily consists of a large group of homogeneous balances across a wide range of industries, which are collectively evaluated for impairment. No individual customer had a receivable balance representing 10 percent or more of the outstanding receivables balance at September 30, 2022 or December 31, 2021. The following table

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

presents the outstanding balance of trade accounts receivable that are less than 30 and 60 days past due, shown in each case as a percentage of total trade accounts receivable:

Delinquency Status	September 30, 2022	December 31, 2021
Less than 30 days past due	98%	98%
Less than 60 days past due	99%	99%

6.	Repurchases of Common Stock

Under share buyback plans authorized by our board of directors from time to time, the Company may repurchase up to specified dollar values of shares of its common stock through open market purchases, privately negotiated transactions, block trades or otherwise. The number of shares repurchased by the Company during the three and nine months ended September 30, 2022 pursuant to repurchase programs have been recorded as treasury stock in our condensed consolidated balance sheet and are included in the following table. There were no shares repurchased pursuant to repurchase programs during the three and nine months ended September 30, 2021.

(In thousands, except for per share amounts)	Shares	Total Cost	Average Cost Per Share
Treasury stock purchased during the three months ended September 30, 2022	434	$69,009	$158.79
Treasury stock purchased during the nine months ended September 30, 2022	954	$149,608	$156.76

7.	Earnings per Share
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
The following table summarizes net (loss) income attributable to shareholders and reconciles basic and diluted shares outstanding used in the earnings per share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021

Net (loss) income attributable to shareholders	$(44,145)	$48,318	$112,747	$11,897

Weighted average common shares outstanding – Basic	44,229	44,861	44,644	44,664
Dilutive impact of share-based compensation awards[1]	—	418	328	670
Weighted average common shares outstanding – Diluted [2,3]	44,229	45,279	44,972	45,334

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

1 For the three months ended September 30, 2022, 0.3 million incremental shares, which would otherwise have been dilutive but for the Company’s net loss position, are excluded from the table above as the effect of including those shares would be anti-dilutive.
2 For both the three and nine months ended September 30, 2022, 0.6 million of outstanding share-based compensation awards were excluded from the computation of diluted earnings per share under the treasury stock method, as the effect of including these awards would be anti-dilutive. For the three and nine months ended September 30, 2021, 0.7 million and 0.9 million, respectively, of outstanding share-based compensation awards were excluded from the computation of diluted earnings per share under the treasury stock method, as the effect of including these awards would be anti-dilutive.
3 It is the Company’s current intention to settle all conversions of the Convertible Notes in shares of the Company’s common stock. Under the “if-converted” method, approximately 1.6 million shares of the Company’s common stock associated with the assumed conversion of the Convertible Notes as of the beginning of the period have been excluded from diluted shares outstanding for the three and nine months ended September 30, 2022 and 2021 as the effect of including such shares would be anti-dilutive. For further information regarding the Convertible Notes, see Note 10, Financing and Other Debt.

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
A summary of the Company’s interest rate swap contracts with a collective notional amount of $1.9 billion outstanding as of September 30, 2022 is as follows:

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

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

1 Fixed interest rates payable by WEX. Counterparties pay floating rate equal to the one-month USD LIBOR.
The following table presents information on the location and amounts of interest rate swap gains and losses:

(In thousands)		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations	2022	2021	2022	2021
Interest rate swap contracts – unrealized portion	Net unrealized gain on financial instruments	$24,610	$6,527	$93,481	$20,008
Interest rate swap contracts – realized portion	Financing interest expense	$3,721	$(7,037)	$(5,191)	$(18,575)
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
WEX Bank accepts its deposits through certain customers as required collateral for credit that has been extended (“customer deposits”) and contractual arrangements for brokered and non-brokered certificate of deposit and money market deposit products. Additionally, WEX Bank holds HSA deposits.
Customer deposits are generally non-interest bearing, certificates of deposit are issued at fixed rates, money market deposits are issued at both fixed and variable interest rates based on LIBOR or the Federal Funds rate and HSA deposits are issued at rates as defined within the consumer account agreements.
The following table presents the composition of deposits, which are classified as short-term or long-term based on their contractual maturities:

(In thousands)	September 30, 2022	December 31, 2021
Customer deposits	$142,700	$129,180
Contractual deposits with maturities within 1 year[1,2]	706,971	566,427
Interest-bearing money market deposits[1]	226,097	370,813
HSA deposits[3]	2,070,002	960,000
Short-term contractual deposits	3,145,770	2,026,420
Contractual deposits with maturities greater than 1 year and less than 5 years[1,2]	489,942	652,214
Total deposits	$3,635,712	$2,678,634

Weighted average cost of HSA deposits outstanding	0.05%	0.03%
Weighted average cost of funds on contractual deposits outstanding	1.41%	0.48%
Weighted average cost of interest-bearing money market deposits outstanding	3.10%	0.20%
1 As of September 30, 2022 and December 31, 2021, all certificates of deposit and money market deposits were in denominations of $250,000 or less, corresponding to FDIC deposit insurance limits.
2 Includes certificates of deposit and certain money market deposits, which have a fixed maturity and interest rate.
3 Deposits held associated with the HSA custodial assets. HSA deposits are recorded within short-term deposits on the condensed consolidated balance sheet as the funds can be withdrawn by the account holders on demand.

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

In accordance with regulatory requirements, WEX Bank normally maintains reserves against a portion of its outstanding customer deposits by keeping balances with the Federal Reserve Bank, however, due to currently relaxed Federal Reserve requirements enacted in response to the COVID-19 pandemic, there was no required reserve at September 30, 2022 and December 31, 2021.

10.	Financing and Other Debt
The following table summarizes the Company’s total outstanding debt by type as of September 30, 2022 and December 31, 2021.

(In thousands)	September 30, 2022	December 31, 2021
Term loans:
Tranche A Term Loans	$905,050	$941,742
Tranche B Term Loans	1,420,370	1,431,185
Total term loans	$2,325,420	$2,372,927
Borrowings on Revolving Credit Facility	88,200	119,800
Convertible Notes	310,000	310,000
Securitized debt	93,896	100,861
Participation debt	29,948	1,500
Total gross debt[1]	$2,847,464	$2,905,088
1 See Note 13, Fair Value, for information regarding the fair value of the Company’s debt.

The following table summarizes the Company’s total outstanding debt by balance sheet classification:

(In thousands)	September 30, 2022	December 31, 2021
Current portion of gross debt	$166,452	$165,703
Less: Unamortized debt issuance costs/debt discount	(9,969)	(9,934)
Short-term debt, net	$156,483	$155,769

Long-term portion of gross debt	$2,681,012	$2,739,385
Less: Unamortized debt issuance costs/debt discount	(36,534)	(44,020)
Long-term debt, net	$2,644,478	$2,695,365

Supplemental information:
Letters of credit[1]	$30,988	$51,392
Remaining borrowing capacity on Revolving Credit Facility[2]	$810,812	$758,808
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
The Revolving Credit Facility and the Tranche A Term Loans bear interest at variable rates, at the Company’s option, plus an applicable margin determined based on the Company’s consolidated leverage ratio. The Tranche B Term Loans bear interest at variable rates, at the Company’s option, plus an applicable margin, which is fixed at 1.25 percent for base rate

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

borrowings and 2.25 percent with respect to eurocurrency rate borrowings. As of September 30, 2022 and December 31, 2021, amounts outstanding under the Amended and Restated Credit Agreement bore a weighted average effective interest rate of 5.2 percent and 2.2 percent, respectively. The Company maintains interest rate swap contracts to manage the interest rate risk associated with its outstanding variable-interest rate borrowings. See Note 8, Derivative Instruments, for further discussion. In addition, the Company pays a quarterly commitment fee at a rate per annum ranging, as of September 30, 2022, from 0.25 percent to 0.50 percent of the daily unused portion of the Revolving Credit Facility (which was 0.30 percent and 0.40 percent at September 30, 2022 and December 31, 2021, respectively) determined based on the Company’s consolidated leverage ratio.
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

The Convertible Notes may be converted at the option of the holders at any time prior to maturity, or earlier redemption or repurchase of the Convertible Notes, based upon an initial conversion price of $200 per share of common stock, subject to customary adjustments as set forth in the indenture. The Company may settle conversions of Convertible Notes, at its election, in cash, shares of the Company’s common stock, or a combination thereof. Based on the closing price of the Company’s common stock as of September 30, 2022, the “if-converted” value of the Convertible Notes was less than the respective principal amount.
The Company will have the right, at any time after July 1, 2023, to redeem the Convertible Notes in whole or in part if the closing price of WEX’s common stock exceeds certain thresholds, as defined within the indenture. In the event of certain fundamental change transactions, including certain change of control transactions and delisting events involving the Company, holders of the Convertible Notes will have the right to require the Company to repurchase its Convertible Notes at 105 percent of the outstanding principal amount of the Convertible Notes, plus the present value of future interest payments through the date of maturity. No such repurchase has occurred through September 30, 2022.
The Company accounts for the Convertible Notes and its conversion feature as a single unit of account. The debt discount and debt issuance costs associated with the Convertible Notes are amortized to interest expense using the effective interest rate method over the seven-year contractual life of the Convertible Notes. As of both September 30, 2022 and December 31, 2021, the Convertible Notes had an effective interest rate of 7.5 percent.
The Convertible Notes consist of the following:

(In thousands)	September 30, 2022	December 31, 2021
Principal[1]	$310,000	$310,000
Less: Unamortized discounts	(11,391)	(12,844)
Less: Unamortized issuance cost	(1,834)	(2,068)
Net carrying amount of Convertible Notes	$296,775	$295,088

1 Recorded within long-term debt, net on the condensed consolidated balance sheets, offset by the long-term portion of unamortized discounts and issuance cost.

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table sets forth total interest expense recognized for the Convertible Notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Interest on 6.5 percent coupon	$5,038	$5,038	$15,113	$15,113
Amortization of debt discount and debt issuance costs	553	512	1,687	1,566
	$5,591	$5,550	$16,800	$16,679

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
The Company pays interest on the outstanding balance of the securitized debt based on variable interest rates plus an applicable margin. The effective interest rate on the total outstanding securitized debt balance was 2.39 percent and 0.91 percent as of September 30, 2022 and December 31, 2021, respectively.

Participation Debt
From time to time, WEX Bank enters into participation agreements with third-party banks to fund customers’ balances that exceed WEX Bank’s lending limit to individual customers. Associated unsecured borrowings generally carry a variable interest rate set according to an applicable reference rate plus a margin, which ranged from 2.25 percent to 2.50 percent as of September 30, 2022.
As of September 30, 2022, the Company had outstanding participation agreements for the borrowing of up to $60.0 million through May 31, 2023 and up to $40.0 million thereafter through December 31, 2023. As of September 30, 2022 and December 31, 2021, there was $29.9 million and $1.5 million borrowed against these participation agreements, respectively. Outstanding participation debt of $9.2 million and $1.5 million was recorded within short-term debt, net on the condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021, respectively, with the remaining outstanding balance of $20.7 million as of September 30, 2022 recorded within long-term debt, net. As of September 30, 2022 and December 31, 2021, the average interest rate on these agreements was 5.50 percent and 2.54 percent, respectively.
Borrowed Federal Funds
WEX Bank borrows from uncommitted federal funds lines to supplement the financing of the Company’s accounts receivable. There were no outstanding borrowings as of September 30, 2022 and December 31, 2021.
Other
As of September 30, 2022, WEX Bank pledged $266.4 million of fleet receivables held by WEX Bank to the Federal Reserve Bank as collateral for potential borrowings through the Federal Reserve Bank Discount Window. Amounts that can be borrowed are based on the amount of collateral pledged and were $210.3 million and $268.6 million as of September 30, 2022 and December 31, 2021, respectively. WEX Bank had no borrowings outstanding on this line of credit through the Federal Reserve Bank Discount Window as of September 30, 2022 and December 31, 2021.

11.	Off-Balance Sheet Arrangements
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

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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
The WEX Europe Services agreement automatically renews each January 1 unless either party gives not less than 90 days written notice of their intention to withdraw. Under this agreement, accounts receivable are sold without recourse to the extent that the customer balances are maintained at or below the credit limit established by the buyer. If customer receivable balances exceed the buyer’s credit limit, the Company maintains the risk of default. The Company sold $149.6 million and $454.2 million of accounts receivable during the three and nine months ended September 30, 2022, respectively, and $148.0 million and $411.6 million during the three and nine months ended September 30, 2021, respectively, under this arrangement. Losses on factoring were insignificant for both the three months ended September 30, 2022 and 2021. For the nine months ended September 30, 2022 and 2021, the losses on factoring were $2.3 million and $2.0 million, respectively. As of September 30, 2022 and December 31, 2021, the amounts of outstanding transferred receivables in excess of established credit limits were immaterial. Charge-backs on balances in excess of the credit limits during each of the three and nine months ended September 30, 2022 and 2021 were immaterial.
The WEX Bank agreement extends through July 2023, after which the agreement can be renewed for successive one-year periods assuming WEX Bank provides advance written notice that is accepted by the purchaser. The Company sold $2.3 billion and $4.6 billion of trade accounts receivable during the three and nine months ended September 30, 2022, respectively, and $1.3 billion and $1.9 billion during the three and nine months ended September 30, 2021, respectively, under this arrangement. The losses on factoring were immaterial for the three months ended September 30, 2022 and 2021. The losses on factoring were $1.1 million for the nine months ended September 30, 2022 and immaterial for the nine months ended September 30, 2021.

12.	Investment Securities
The Company’s investment securities consist of (i) custodial assets deposited with, managed and invested by WEX Bank through an investment manager, which are reflected within current assets on the condensed consolidated balance sheets and (ii) securities purchased and held by WEX Bank primarily to meet the requirements of the Community Reinvestment Act, which are reflected within non-current assets on the condensed consolidated balance sheets. Investment securities are reflected at fair value and are classified as current or long-term based on management’s determination of whether such securities are available for use in current operations, regardless of the securities’ stated maturity dates. Accrued interest on investment securities is recorded within prepaid expenses and other current assets on the condensed consolidated balance sheets. As of September 30, 2022 and December 31, 2021, accrued interest on investment securities was $9.2 million and $4.2 million, respectively. The cost basis of investment securities is based on the specific identification method. Purchases, sales and maturities associated with investment securities are treated as investing activities within the condensed consolidated statements of cash flows.
The Company’s amortized cost and estimated fair value of investment securities as of September 30, 2022 and December 31, 2021 are presented below:

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

(In thousands)	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses	Fair Value[1]
As of September 30, 2022
Current:
Debt securities:
U.S. treasury notes	$405,690	—	44,449	361,241
Corporate debt securities	537,393	—	59,020	478,373
Municipal bonds	53,024	—	7,893	45,131
Asset-backed securities	200,730	—	10,438	190,292
Mortgage-backed securities	338,688	12	34,326	304,374
Total	$1,535,525	$12	$156,126	$1,379,411

Non-current:
Debt securities:
Municipal bonds	$2,951	$—	$498	$2,453
Asset-backed securities	140	1	—	141
Mortgage-backed securities	114	—	1	113
Fixed income mutual fund	28,265	—	3,967	24,298
Pooled investment fund	9,000	—	—	9,000
Total	$40,470	$1	$4,466	$36,005
Total investment securities[2]	$1,575,995	$13	$160,592	$1,415,416

(In thousands)	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses	Fair Value[1]
As of December 31, 2021
Current:
Debt securities:
U.S. treasury notes	$308,058	$250	$1,113	$307,195
Corporate debt securities	355,102	30	3,289	351,843
Municipal bonds	31,273	44	149	31,168
Asset-backed securities	120,774	24	587	120,211
Mortgage-backed securities	139,590	11	1,341	138,260
Total	$954,797	$359	$6,479	$948,677

Non-current:
Debt securities:
Municipal bonds	$3,107	$1	$—	$3,108
Asset-backed securities	167	1	—	168
Mortgage-backed securities	121	2	—	123
Fixed income mutual fund	27,999	—	748	27,251
Pooled investment fund	9,000	—	—	9,000
Total	$40,394	$4	$748	$39,650
Total investment securities[2]	$995,191	$363	$7,227	$988,327
1 The Company’s methods for measuring the fair value of its investment securities are discussed in Note 13, Fair Value.
2 Excludes $10.5 million and $11.3 million in equity securities as of September 30, 2022 and December 31, 2021, respectively, included in prepaid expenses and other current assets and other assets on the condensed consolidated balance sheets.

The following table presents estimated fair value and gross unrealized losses of debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by security category. There are no expected credit losses that have been recorded against our investment securities as of September 30, 2022 and December 31, 2021.

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Balance at September 30, 2022		Balance at December 31, 2021
(In thousands)	Fair Value	Gross Unrealized Losses[1]	Fair Value	Gross Unrealized Losses[1]
Investment-grade rated debt securities:
U.S. treasury notes	$361,241	$44,449	$268,839	$1,113
Corporate debt securities	$478,373	$59,020	$336,777	$3,289
Municipal bonds	$47,574	$8,391	$24,049	$149
Asset-backed securities	$190,292	$10,438	$101,983	$587
Mortgage-backed securities	$301,260	$34,327	$132,737	$1,341
1 All investments above have been in a continuous unrealized loss position for less than 12 months.
The above table includes 355 securities at September 30, 2022, where the current fair value is less than the related amortized cost. Unrealized losses on the Company’s debt securities included in the above table are not considered to be credit-related based upon an analysis that considered the extent to which the fair value is less than the amortized basis of a security, adverse conditions specifically related to the security, changes to credit rating of the instrument subsequent to Company purchase, and the strength of the underlying collateral, if any. Additionally, the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases.
The following table summarizes the contractual maturity dates of the Company’s debt securities.

	September 30, 2022
(In thousands)	Amortized Cost	Fair Value
Due after 1 year through year 5	489,539	447,301
Due after 5 years through year 10	582,727	510,215
Due after 10 years	466,464	424,602
Total	$1,538,730	$1,382,118

Changes in the fair value of the Company’s equity securities are recognized within net unrealized gain on financial instruments on the condensed consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021. During the three and nine months ended September 30, 2022, unrealized losses recognized on equity securities still held as of September 30, 2022 approximated $1.1 million and $3.2 million, respectively. During the three and nine months ended September 30, 2021, unrealized gains and losses related to equity securities still held as of September 30, 2021 were immaterial.

13.	Fair Value
Certain of the Company’s financial assets and liabilities are recorded at fair value. The Company determines fair value based upon quoted prices when available or through the use of alternative approaches, such as model pricing, when market quotes are not readily accessible or available. Various factors are considered in determining the fair value of the Company’s assets and liabilities, including: closing exchange or over-the-counter market price quotations; time value and volatility factors underlying options and derivatives; price activity for equivalent instruments; and the Company’s own credit standing. These valuation techniques may be based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs create the following fair value hierarchy:
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

(In thousands)	Fair Value Hierarchy	September 30, 2022	December 31, 2021
Assets:
Money market mutual funds[1]	1	$17,437	$3,670

Investment securities, current:
Debt securities:
U.S. treasury notes	2	$361,241	$307,195
Corporate debt securities	2	478,373	351,843
Municipal bonds	2	45,131	31,168
Asset-backed securities	2	190,292	120,211
Mortgage-backed securities	2	304,374	138,260
Total		$1,379,411	$948,677

Investment securities, non-current:
Debt securities:
Municipal bonds	2	$2,453	$3,108
Asset-backed securities	2	141	168
Mortgage-backed securities	2	113	123
Fixed-income mutual fund	1	24,298	27,251
Pooled investment fund measured at NAV[2]		9,000	9,000
Total		$36,005	$39,650

Executive deferred compensation plan trust[3]	1	$10,503	$11,303
Interest rate swaps[4]	2	$88,529	$15,031

Liabilities
Interest rate swaps[4]	2	$—	$19,982
Contingent consideration[5]	3	$202,400	$67,300
1 The fair value is recorded in cash and cash equivalents.
2 The fair value of this security is measured at NAV as a practical expedient and has not been classified within the fair value hierarchy. The amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the condensed consolidated balance sheets.
3 The fair value is recorded as current or long-term based on the timing of the Company’s executive deferred compensation plan payment obligations. At September 30, 2022, $1.8 million and $8.7 million in fair value is recorded within prepaid expenses and other current assets and other assets, respectively. At December 31, 2021, $1.6 million and $9.7 million in fair value is recorded within prepaid expenses and other current assets and other assets, respectively.
4 The fair value is recorded as current or long-term depending on the timing of expected discounted cash flows. At September 30, 2022, $41.8 million and $46.7 million in fair value is recorded in prepaid expenses and other current assets and other assets, respectively. At December 31, 2021, $0.1 million and $14.9 million in fair value is recorded within prepaid expenses and other current assets and other assets, respectively. At December 31, 2021, $17.6 million and $2.4 million in fair value is recorded within other current liabilities and other liabilities, respectively.
5 The fair value is recorded as current or long-term based on the timing of expected payments. At September 30, 2022, $24.2 million and $178.2 million in fair value is recorded within other current liabilities and other liabilities, respectively. At December 31, 2021, $67.3 million in fair value is recorded in other liabilities.
Money Market Mutual Funds
A portion of the Company’s cash and cash equivalents are invested in money market mutual funds that primarily consist of short-term government securities, which are classified as Level 1 in the fair value hierarchy because they are valued using quoted market prices for identical instruments in an active market.

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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
Pooled Investment Fund

(In thousands)	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period

Pooled investment fund, as of September 30, 2022	$9,000	—	Monthly	30 days
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
Contingent Consideration

As part of the asset acquisition from Bell Bank during 2021, the Company is obligated to pay additional consideration to Bell Bank contingent upon increases in the Federal Funds rate. The Company determined the fair value of this contingent consideration derivative liability based on discounted cash flows using the difference between the baseline Federal Funds rate in the purchase agreement with Bell Bank and future forecasted Federal Funds rates over the agreement term. The forecasted Federal Funds rates represent a Level 3 input within the fair value hierarchy. The resulting probability-weighted contingent consideration amounts were discounted using a discount rate, which was 3.75 percent as of September 30, 2022 and 1.45 percent as of December 31, 2021. Significant increases or decreases in the Federal Funds rates could result in material increases or decreases, respectively, to the fair value of the Company’s contingent consideration derivative liability.

The Company records changes in the estimated fair value of the contingent consideration in the condensed consolidated statements of operations. Changes in the contingent consideration derivative liability are measured at fair value on a recurring basis using unobservable inputs (Level 3) and are as follows for the periods indicated:

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Beginning balance	$172,100	$74,900	$67,300	$—
Fair value recorded as a result of the acquisition	—	—	—	27,200
Change in fair value of contingent consideration	30,300	(2,800)	135,100	44,900
Contingent consideration	$202,400	$72,100	$202,400	$72,100
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The fair value of our non-financial assets and liabilities, which include goodwill, intangible assets and property, equipment and capitalized software, are measured on a non-recurring basis. Fair value adjustments are made in the period an impairment charge is recognized. During the three and nine months ended September 30, 2022, we recognized impairment charges of $136.5 million related to our goodwill. The fair value of our reporting units are classified as Level 3 within the fair value hierarchy due to the significant unobservable inputs developed using company-specific information. For additional information, see the discussion of our impairment charges in Note 2, Recent Accounting Pronouncements and Supplemental Information, including the valuation methods and inputs used in the fair value measurements.
Assets and Liabilities Measured at Carrying Value, for which Fair Value is Disclosed
The fair value of the Company’s financial instruments, which are measured and reported at carrying value, is as follows for the periods indicated:

(In thousands)	September 30, 2022		December 31, 2021
	Carrying value	Fair value	Carrying value	Fair value
Tranche A Term Loans[1]	$905,050	$884,687	$941,742	**
Tranche B Term Loans[1]	1,420,370	1,382,205	1,431,185	**
Outstanding borrowings on Revolving Credit Facility[1]	88,200	**	119,800	**
Convertible Notes[2]	310,000	280,209	310,000	327,670
Contractual deposits with maturities in excess of one year[3]	489,942	452,950	652,214	**
** Fair value approximates carrying value.
1 The Company determines the fair value of borrowings on the Revolving Credit Facility and Tranche A Term Loans and Tranche B Term Loans based on market rates for the issuance of the Company’s debt, which are Level 2 inputs in the fair value hierarchy.
2 The Company determines the fair value of the Convertible Notes outstanding using our stock price and volatility, the conversion premium on the Convertible Notes and effective interest rates for similarly-rated credit issuances, all of which are Level 2 inputs in the fair value hierarchy.
3 The Company determines the fair value of its contractual deposits with maturities in excess of one year using current market interest rates for deposits of similar remaining maturities, which are Level 2 inputs in the fair value hierarchy.
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

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Health and Discovery Benefits. As part of WEX Inc.’s purchase of the HSA contractual rights from Bell Bank on April 1, 2021, as more fully described in Note 4, Acquisitions, SBI’s ownership percentage was reduced to 4.53 percent.
The original agreement provided SBI with a put right and the Company with a call right for the equity interest, which could be exercised no earlier than seven years following the date of acquisition. Upon exercise of the put or call right, the purchase price was to be calculated based on a revenue multiple of peer companies (as described in the operating agreement for PO Holding) applied to trailing twelve month revenues of the U.S. Health business. The put option made the non-controlling interest redeemable and, therefore, the non-controlling interest was classified as temporary equity outside of stockholders’ equity. Any resulting change in the value of the redeemable non-controlling interest was offset against retained earnings and impacted earnings per share.
On March 7, 2022, in complete satisfaction of any rights under the PO Holding operating agreement, WEX Inc. and SBI entered into the Share Purchase Agreement whereby WEX Inc. purchased SBI’s remaining 4.53 percent interest in PO Holding. The purchase price for the shares in PO Holding was $234.0 million plus any interest accruing pursuant to the terms of the Share Purchase Agreement. The initial liability associated with the future payment of the purchase price was recorded at a net present value of $216.6 million, as more fully described in Note 4, Acquisitions.
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
The following table presents the changes in the Company’s redeemable non-controlling interest:

(In thousands)	2022	2021
Balance at January 1	$254,106	$117,219
Net income attributable to redeemable non-controlling interest	268	353
Change in value of redeemable non-controlling interest	(37,780)	25,044
Repurchase of non-controlling interest	(216,594)	—
Balance at March 31	$—	$142,616
Net income attributable to redeemable non-controlling interest	—	232
Repurchase of non-controlling interest	—	(11,191)
Contribution from non-controlling interest	—	12,457
Change in value of redeemable non-controlling interest	—	43,823
Balance at June 30	$—	$187,937
Net income attributable to redeemable non-controlling interest	—	134
Change in value of redeemable non-controlling interest	—	3,416
Balance at September 30	$—	$191,487

15.	Income Taxes
The Company’s effective tax rate was (1.9) percent and 42.1 percent for the three and nine months ended September 30, 2022, respectively, and 27.2 percent and 16.6 percent for the three and nine months ended September 30, 2021, respectively. Income tax expense is based on an estimated annual effective rate, which requires the Company to make its best estimate of annual pretax income or loss. The Company’s effective tax rates for the three and nine months ended September 30, 2022 were adversely impacted primarily by a discrete tax adjustment of $12.7 million relating to the establishment of a valuation allowance recorded against a portion of deferred tax assets resulting from goodwill impairment charges. The Company’s effective tax rate for the nine months ended September 30, 2022 was also adversely impacted by a discrete tax item of $7.5 million recorded during the first quarter of 2022, primarily associated with an uncertain tax position. The effective tax rate for the nine months ended September 30, 2021 was favorably impacted primarily by significant excess tax benefits arising from stock-based compensation.

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Undistributed earnings of certain foreign subsidiaries of the Company amounted to $157.1 million and $133.0 million at September 30, 2022 and December 31, 2021, respectively. The Company continues to maintain its indefinite reinvestment assertion for its investments in foreign subsidiaries except for any historical undistributed earnings and future earnings for WEX Australia. Upon distribution of the foreign subsidiaries’ earnings in which the Company continues to assert indefinite reinvestment, the Company would be subject to withholding taxes payable to foreign countries, where applicable, but would generally have no further federal income tax liability. It is not practicable to estimate the unrecognized deferred tax liability; however, it is not expected to be material.

16.	Commitments and Contingencies
Restructuring Activities
In connection with the acquisition of eNett and Optal, during the first quarter of 2021, the Company initiated a restructuring program within the Travel and Corporate Solutions segment. The restructuring initiative consisted of employee separation costs, which the Company determined were probable and reasonably estimable. As such, the Company recorded charges incurred under this initiative of $5.4 million during the nine months ended September 30, 2021, within general and administrative expenses on the condensed consolidated statements of operations. There were no accrued charges related to this initiative as of December 31, 2021 and no further charges were incurred during the nine months ended September 30, 2022.
Litigation and Regulatory Matters
The Company is subject to legal proceedings and claims in the ordinary course of business. As of the date of this filing, the current estimate of a reasonably possible loss contingency from all legal proceedings is not material to the Company’s consolidated financial position, results of operations, cash flows or liquidity.
Commitments
Minimum Volume Commitments
During June 2022, the Company and its European fuel suppliers amended existing contracts, modifying both prior period and future minimum volume commitments through 2025. As a result of these amendments, the Company reversed previously accrued penalties totaling approximately $7 million as revenue within the condensed consolidated statement of operations during the nine months ended September 30, 2022. During the three and nine months ended September 30, 2022, the Company incurred shortfall penalties of approximately $0.6 million and $1.6 million, respectively, under the amended agreements.
Other Commitments
Other significant commitments and contingencies as of September 30, 2022 are consistent with those discussed in Note 20, Commitments and Contingencies, to the consolidated financial statements in the Annual Report on Form 10–K for the year ended December 31, 2021.

17.	Stock–Based Compensation
The Company regularly grants equity awards in the form of stock options, restricted stock, restricted stock units and other stock-based awards under its stockholder-approved Amended and Restated 2019 Equity and Incentive Plan to certain employees and directors. Stock-based compensation expense was $28.2 million and $76.8 million for the three and nine months ended September 30, 2022, respectively, and $21.7 million and $60.3 million for the three and nine months ended September 30, 2021, respectively.

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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
The following tables present the Company’s reportable segment revenues:

	Three Months Ended September 30, 2022
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Payment processing revenue	$188,586	$101,533	$18,913	$309,032
Account servicing revenue	41,632	10,748	85,944	138,324
Finance fee revenue	96,495	162	41	96,698
Other revenue	51,381	1,532	19,162	72,075
Total revenues	$378,094	$113,975	$124,060	$616,129

	Three Months Ended September 30, 2021
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Payment processing revenue	$130,006	$79,815	$16,305	$226,126
Account servicing revenue	43,671	10,908	83,145	137,724
Finance fee revenue	67,529	200	40	67,769
Other revenue	45,155	79	5,911	51,145
Total revenues	$286,361	$91,002	$105,401	$482,764

	Nine Months Ended September 30, 2022
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Payment processing revenue	$542,851	$255,216	$62,748	$860,815
Account servicing revenue	127,935	31,906	256,062	415,903
Finance fee revenue	259,967	519	104	260,590
Other revenue	145,703	3,995	44,895	194,593
Total revenues	$1,076,456	$291,636	$363,809	$1,731,901

WEX INC.
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

The CODM evaluates the financial performance of each segment using segment adjusted operating income, which excludes: (i) unallocated corporate expenses; (ii) acquisition-related intangible amortization; (iii) other acquisition and divestiture related items; (iv) debt restructuring costs; (v) stock-based compensation; (vi) other costs and (vii) impairment charges. Additionally, we do not allocate financing interest expense, foreign currency gains and losses, other income, change in fair value of contingent consideration and net unrealized gains and losses on financial instruments to our operating segments.
The following table reconciles total segment adjusted operating income to (loss) income before income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Segment adjusted operating income
Fleet Solutions	$174,521	$144,853	$527,591	$400,976
Travel and Corporate Solutions	60,289	31,057	139,635	55,229
Health and Employee Benefit Solutions	30,261	23,863	94,068	83,487
Total segment adjusted operating income	$265,071	$199,773	$761,294	$539,692

Reconciliation:
Total segment adjusted operating income	$265,071	$199,773	$761,294	$539,692
Less:
Unallocated corporate expenses	23,918	20,977	63,915	54,360
Acquisition-related intangible amortization	42,486	46,965	127,743	134,713
Other acquisition and divestiture related items	4,142	7,012	15,143	32,498
Debt restructuring costs	72	120	43	6,056
Stock-based compensation	27,873	22,166	78,360	62,771
Other costs	8,806	1,711	24,911	15,653
Impairment charges	136,486	—	136,486	—
Operating income	21,288	100,822	314,693	233,641
Financing interest expense	(34,419)	(32,493)	(95,928)	(98,250)
Net foreign currency loss	(23,445)	(9,962)	(37,847)	(11,375)
Other income	—	3,617	—	3,617
Change in fair value of contingent consideration	(30,300)	2,800	(135,100)	(44,900)
Net unrealized gain on financial instruments	23,540	6,424	90,261	19,470
(Loss) income before income taxes	$(43,336)	$71,208	$136,079	$102,203

19.	Supplementary Regulatory Capital Disclosure
The Company’s subsidiary, WEX Bank, is subject to various regulatory capital requirements administered by the FDIC and the UDFI. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, WEX Bank must meet specific capital guidelines that involve quantitative measures of WEX Bank’s assets, liabilities and certain off-balance sheet items. WEX Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Failure to meet minimum capital requirements can initiate certain

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

mandatory and possible additional discretionary actions by regulators that, if undertaken, could limit business activities and have a material effect on the Company’s business, results of operations and financial condition.
Quantitative measures established by regulation to ensure capital adequacy require WEX Bank to maintain minimum amounts and ratios as defined in the regulations. As of September 30, 2022, the most recent FDIC exam report categorized WEX Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events subsequent to that examination report that management believes have changed WEX Bank’s capital rating.
The following table presents WEX Bank’s actual and regulatory minimum capital amounts and ratios:

(In thousands)	Actual Amount	Ratio	Minimum for Capital Adequacy Purposes Amount	Ratio	Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions Amount	Ratio
September 30, 2022
Total Capital to risk-weighted assets	$605,824	13.96%	$347,154	8.00%	$433,943	10.00%
Tier 1 Capital to average assets	$551,526	9.49%	$232,525	4.00%	$290,656	5.00%
Common equity to risk-weighted assets	$551,526	12.71%	$195,274	4.50%	$282,063	6.50%
Tier 1 Capital to risk-weighted assets	$551,526	12.71%	$260,366	6.00%	$347,154	8.00%
December 31, 2021
Total Capital to risk-weighted assets	$402,406	12.63%	$254,984	8.00%	$318,731	10.00%
Tier 1 Capital to average assets	$366,121	8.75%	$167,317	4.00%	$209,147	5.00%
Common equity to risk-weighted assets	$366,121	11.49%	$143,429	4.50%	$207,175	6.50%
Tier 1 Capital to risk-weighted assets	$366,121	11.49%	$191,238	6.00%	$254,984	8.00%

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

Summary
Key Performance Indicators
Below are key metrics from the third quarter of 2022:

			Increase (Decrease)
	Q3 2022	Q3 2021	Amount	Percent

Total volume (in millions):
Fleet Solutions	$25,385.8	17,082.8	8,303.0	49%
Travel and Corporate Solutions	29,508.4	21,213.6	8,294.8	39%
Health and Employee Benefit Solutions	2,634.0	2,420.7	213.3	9%
Total volume (in millions)	$57,528.2	40,717.1	16,811.1	41%

Total purchase volume (in millions)	$39,212.9	25,880.7	13,332.2	52%

Fleet Solutions
Payment processing transactions (in millions)	145.3	134.0	11.3	8%
Average vehicles serviced (in millions)	18.3	16.2	2.1	13%
Payment processing $ of fuel (in millions)	$17,205.4	$11,907.2	$5,298.2	44%
Travel and Corporate Solutions
Purchase volume (in millions)	$20,657.0	$12,799.6	$7,857.4	61%
Health and Employee Benefit Solutions
Purchase volume (in millions)	$1,350.5	$1,173.9	$176.6	15%
Average number of U.S. SaaS accounts (in millions)	18.2	16.9	1.3	8%
Total volume processed across the Company, which includes purchases on WEX-issued accounts as well as purchases issued by others using a WEX platform, increased 41 percent over the third quarter of 2021 to $57.5 billion for the third quarter of 2022. Total purchase volume across the Company in the third quarter of 2022, which includes payment processing $ of fuel in the Fleet Solutions segment and purchase volumes in the Travel and Corporate Solutions and Health and Employee Benefit Solutions segments, grew 52 percent from the same period in the prior year reflecting the strong performance in each of our segments, as further described below.
Fleet Solutions
•Payment processing transactions, which represents the total number of purchases made by fleets that have a payment processing relationship with WEX where the Company maintains the receivable for the total purchase, were up approximately 8 percent as compared to the same period last year, substantially as a result of increased transactions processed in North America.
•Average vehicles serviced increased 13 percent for the third quarter of 2022 from the same period last year.
•Payment processing $ of fuel, which represents the total dollar value of the fuel purchased by fleets that have a payment processing relationship with the Company, increased 44 percent for the third quarter of 2022 from the same period last year, driven primarily by higher fuel prices.
Travel and Corporate Solutions
•Purchase volume, which represents the total dollar value of all WEX-issued transactions that use WEX corporate card products and virtual card products, was $20.7 billion for the third quarter of 2022, representing an increase of 61 percent from the same period last year. This increase was primarily due to continued travel market recovery during the third quarter of 2022.

Health and Employee Benefit Solutions
•Purchase volume, which represents the total U.S. dollar value of all transactions where interchange is earned by WEX, was up approximately 15 percent as compared to the same period last year.

•Average number of U.S. SaaS accounts, which represents the number of active Consumer-Directed Health, COBRA, and billing accounts on our U.S. SaaS platforms, grew by approximately 1.3 million for the third quarter of 2022, an 8 percent increase from the same period in the prior year building off a strong open enrollment season.

Results of Operations

Fleet Solutions
Revenues
The following table reflects comparative revenue and key operating statistics within Fleet Solutions:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(In thousands, except per gallon data)	2022	2021	Amount	Percent	2022	2021	Amount	Percent
Revenues[1]
Payment processing revenue	$188,586	$130,006	$58,580	45%	$542,851	$367,032	$175,819	48%
Account servicing revenue	41,632	43,671	(2,039)	(5)%	127,935	125,955	1,980	2%
Finance fee revenue	96,495	67,529	28,966	43%	259,967	178,627	81,340	46%
Other revenue	51,381	45,155	6,226	14%	145,703	132,972	12,731	10%
Total revenues	$378,094	$286,361	$91,733	32%	$1,076,456	$804,586	$271,870	34%

Key operating statistics
Payment processing revenue:
Payment processing transactions	145,257	134,029	11,228	8%	421,082	382,522	38,560	10%
Payment processing $ of fuel	$17,205,436	$11,907,220	$5,298,216	44%	$50,235,426	$32,079,597	$18,155,829	57%
Average price per gallon of fuel – Domestic – ($USD/gal)	$4.54	$3.23	$1.31	41%	$4.50	$3.01	$1.49	50%
Net payment processing rate[2]	1.10%	1.09%	0.01%	1%	1.08%	1.14%	(0.06)%	(5)%
Net late fee rate	0.48%	0.45%	0.03%	7%	0.43%	0.43%	—%	—%

1 The impact of foreign currency exchange rate fluctuations on Fleet Solutions decreased revenue by $5.3 million in the third quarter of 2022 and by $12.2 million in the nine months ended September 30, 2022, as compared to the same periods in the prior year. Favorable impact from domestic fuel prices increased revenue by $55.7 million and $161.1 million for the three and nine months ended September 30, 2022, respectively, as compared to the same periods in the prior year.
2 The increase in fuel prices, offset in part by a release of minimum volume commitment penalty reserves during the first half of 2022, has substantially contributed to a decline in our net payment processing rate for the nine months ended September 30, 2022, as compared to the same period in the prior year. However, transactional shifting toward slightly smaller but more frequent transactions in our over-the-road business, where revenue is typically earned based on a fixed amount per transaction, has resulted in a slight benefit to our net payment processing rate during the third quarter of 2022.

Total Fleet Solutions revenue increased $91.7 million for the third quarter of 2022 and $271.9 million for the nine months ended September 30, 2022, as compared to the same periods in the prior year. Revenue increases primarily reflect higher fuel prices, an increase in late fees and growth in our existing customer base.

Finance fee revenue is comprised of the following components:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(In thousands)	2022	2021	Amount	Percent	2022	2021	Amount	Percent
Finance income	$83,194	$53,103	$30,091	57%	$217,134	$139,488	$77,646	56%
Factoring fee revenue	13,301	14,426	(1,125)	(8)%	42,833	39,139	3,694	9%
Finance fee revenue	$96,495	$67,529	$28,966	43%	$259,967	$178,627	$81,340	46%
Finance income primarily consists of late fees charged for receivables not paid within the terms of the customer agreement based upon the outstanding customer receivable balance. This revenue is earned when a customer’s receivable balance becomes delinquent and is calculated using the greater of a minimum charge or a stated late fee rate multiplied by the outstanding balance that is subject to a late fee charge. Changes in the absolute amount of such outstanding balances can be attributed to: (i) changes in fuel prices; (ii) customer specific transaction volume; and (iii) customer specific delinquencies. Late fee revenue can also be impacted by: (i) changes in late fee rates; and, (ii) increases or decreases in customer overdue balances. Late fee rates are determined and set based primarily on the risk associated with our customers, coupled with a strategic view of standard rates within our industry. We consider factors such as the Company’s overall financial model and strategic plan, the cost to our business from customers failing to pay timely and the impact such late payments have on our financial results. We typically conduct an assessment of our late fee rates at least annually but such assessment may occur more often depending on macro-economic factors. In addition, we periodically assess the market rates within our industry to determine appropriate late fee rates.
Finance income increased $30.1 million for the third quarter of 2022 and $77.6 million for the nine months ended September 30, 2022, as compared to the same periods in the prior year. These increases were driven by higher domestic fuel prices and increased customer delinquencies. Concessions to certain customers experiencing financial difficulties may be granted and are limited to extending the time to pay, placing a customer on a payment plan or granting waivers of late fees. There were no material concessions granted to customers experiencing financial difficulties during the three and nine months ended September 30, 2022 and 2021.

The primary source of factoring fee revenue is calculated as a negotiated percentage fee of the receivable balance that we purchase. A secondary source of factoring fee revenue is a flat rate service fee to our customers that request a non-contractual same day funding of the receivable balance. Factoring fee revenue increased $3.7 million for the nine months ended September 30, 2022, as compared with the same period in the prior year, due to increased shipping demand in the first quarter of 2022, leading to an increase in the size and volume of factored invoices. The softening of the spot rates, or uncontracted transactional market rates paid by a shipper to move a truckload of goods, in the over-the-road market during the third quarter of 2022 resulted in decreased factoring fee revenue from the comparable period in the prior year, a trend which we expect to continue through the remainder of the year.

Operating Expenses
The following table compares line items within operating income and presents segment adjusted operating income and segment adjusted operating income margin for Fleet Solutions:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(In thousands)	2022	2021	Amount	Percent	2022	2021	Amount	Percent
Cost of services
Processing costs	$68,549	$55,638	$12,911	23%	$193,027	$160,528	$32,499	20%
Service fees	$2,132	$2,008	$124	6%	$6,409	$5,710	$699	12%
Provision for credit losses	$53,002	$10,473	$42,529	406%	$118,672	$26,359	$92,313	350%
Operating interest	$5,411	$1,505	$3,906	260%	$8,399	$5,410	$2,989	55%
Depreciation and amortization	$11,991	$12,398	$(407)	(3)%	$35,658	$37,523	$(1,865)	(5)%

Other operating expenses
General and administrative	$26,924	$23,694	$3,230	14%	$76,520	$66,945	$9,575	14%
Sales and marketing	$52,446	$44,564	$7,882	18%	$154,069	$127,719	$26,350	21%
Depreciation and amortization	$17,644	$19,446	$(1,802)	(9)%	$54,201	$58,443	$(4,242)	(7)%
Impairment charges	$136,486	$—	$136,486	NM	$136,486	$—	$136,486	NM

Operating income	$3,509	$116,635	$(113,126)	(97)%	$293,015	$315,949	$(22,934)	(7)%

Segment adjusted operating income[1]	$174,521	$144,853	$29,668	20%	$527,591	$400,976	$126,615	32%
Segment adjusted operating income margin[2]	46%	51%	(5)%	(10)%	49%	50%	(1)%	(2)%
NM - Not meaningful
1 Our CODM evaluates the financial performance of each segment using segment adjusted operating income, which excludes: (i) unallocated corporate expenses; (ii) acquisition-related intangible amortization and other acquisition and divestiture related items; (iii) debt restructuring costs; (iv) stock-based compensation; (v) impairment charges and (vi) other costs. See “Non-GAAP Financial Measures That Supplement GAAP Measures” later in this Item 2 for a reconciliation of total segment adjusted operating income to income before income taxes. See also Part I – Item 1 – Note 18, Segment Information, to our condensed consolidated financial statements for more information regarding our segment determination.

2 Segment adjusted operating income margin is calculated by dividing segment adjusted operating income by segment revenue. The third quarter and nine months ended September 30, 2022 saw decreases in segment adjusted operating income margin over the prior year comparable periods. These decreases reflect unfavorability in credit and fraud losses, partly offset by operating leverage from higher revenues.

Cost of services
Processing costs increased by $12.9 million and $32.5 million for the three and nine months ended September 30, 2022, as compared with the same periods in the prior year. Such increases were driven in nearly equal parts by higher compliance costs incurred primarily in association with a consent order issued by the FDIC and UDFI, as further discussed within the Liquidity and Capital Resources section later in this MD&A, and by business support costs incurred as a result of the increased volumes experienced during the quarter and nine months ended September 30, 2022, as compared to the prior year comparable periods.
Provision for credit losses, which includes estimates for both credit and fraud losses, increased by $42.5 million for the third quarter of 2022 and $92.3 million for the nine months ended September 30, 2022 as compared to the same periods in the prior year. We generally measure our loss performance by calculating fuel-related losses as a percentage of total fuel expenditures on payment processing transactions. This metric for provision for credit losses was 30.9 and 23.7 basis points of fuel expenditures for the three and nine months ended September 30, 2022, respectively, as compared to 5.9 and 6.7 basis points of fuel expenditures for the same periods in the prior year, respectively. Estimated fraud losses contributed 11.8 and 9.4 basis points to the provision for credit losses totals noted above during the three and nine months ended September 30, 2022, respectively, while not materially contributing to the totals for the comparable periods of 2021. The increases in both the credit-related and fraud-related loss metrics are in part driven by the economic effects of PPG rate increases. In addition, slower payments from small customers in our over-the-road business, likely due to declining spot shipping rates, led to the recording of a loss reserve during the third quarter of 2022.
Operating interest increased $3.9 million for the third quarter of 2022 and $3.0 million for the nine months ended September 30, 2022 as compared to the same periods in the prior year. These increases are reflective of higher interest rates on operating debt balances and increased deposits in support of working capital needs as a result of volume and PPG increases.
Service fee and depreciation and amortization expense for the three and nine months ended September 30, 2022 were all generally consistent with those from the same periods in the prior year.
Other operating expenses
General and administrative expenses increased $3.2 million for the three months ended September 30, 2022 and $9.6 million for the nine months ended September 30, 2022, as compared with the same periods in the prior year due to increased compensation, professional services and information technology expense in support of business growth.
Sales and marketing expenses increased $7.9 million for the three months ended September 30, 2022 and $26.4 million for the nine months ended September 30, 2022, as compared with the same periods in the prior year. These increases were primarily driven by higher partner commissions due to fuel price increases and volume growth, coupled to a lesser extent with increased employee compensation in support of that growth.
Depreciation and amortization expense for the three and nine months ended September 30, 2022 remained generally consistent with the same periods in the prior year.
During the three months ended September 30, 2022, we recorded non-cash goodwill impairment charges of $136.5 million within our Fleet Solutions segment. See Part I – Item 1 – Note 2, Recent Accounting Pronouncements and Supplemental Information, to our condensed consolidated financial statements for more information.

Travel and Corporate Solutions
Revenues
The following table reflects comparative revenue and key operating statistics within Travel and Corporate Solutions:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(In thousands)	2022	2021	Amount	Percent	2022	2021	Amount	Percent
Revenues[1]
Payment processing revenue	$101,533	$79,815	$21,718	27%	$255,216	$205,345	$49,871	24%
Account servicing revenue	10,748	10,908	(160)	(1)%	31,906	32,817	(911)	(3)%
Finance fee revenue	162	200	(38)	(19)%	519	693	(174)	(25)%
Other revenue	1,532	79	1,453	1,839%	3,995	4,551	(556)	(12)%
Total revenues	$113,975	$91,002	$22,973	25%	$291,636	$243,406	$48,230	20%

Key operating statistics
Payment processing revenue:
Purchase volume[2]	$20,656,953	$12,799,555	$7,857,398	61%	$49,586,365	$27,643,249	$21,943,116	79%
Net interchange rate	0.49%	0.62%	(0.13)%	(21)%	0.51%	0.74%	(0.24)%	(32)%
1 The impact of foreign currency exchange rate fluctuations on Travel and Corporate Solutions decreased revenues by $6.5 million and $10.7 million during the three and nine months ended September 30, 2022, respectively, compared to the prior year comparable periods.
2 Purchase volume in the Travel and Corporate Solutions segment represents the total dollar value of all WEX issued transactions that use WEX corporate card products and virtual card products.
Total Travel and Corporate Solutions revenue increased $23.0 million for the third quarter of 2022 and $48.2 million for the nine months ended September 30, 2022, as compared to the same periods in the prior year. The increases were primarily driven by continued strength in consumer travel demand, which more than doubled travel-related revenues for the nine months ended September 30, 2022 compared to the prior year comparable period, and volume growth in the corporate payments partner channel. These revenue increases were partly offset by the impact of an accounting change in the fourth quarter of 2021, which required a shift from gross revenue presentation to net revenue presentation for one customer.
Concessions to certain customers experiencing financial difficulties may be granted and are limited to extending the time to pay, placing a customer on a payment plan or granting waivers of late fees. There were no material concessions granted to customers during the three and nine months ended September 30, 2022 and 2021.
Operating Expenses
The following table compares line items within operating income (loss) and presents segment adjusted operating income and segment adjusted operating income margin for Travel and Corporate Solutions:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(In thousands)	2022	2021	Amount	Percent	2022	2021	Amount	Percent
Cost of services
Processing costs	$18,735	$15,360	$3,375	22%	$55,158	$50,900	$4,258	8%
Service fees	$3,433	$3,924	$(491)	(13)%	$10,631	$11,711	$(1,080)	(9)%
Provision for credit losses	$684	$3,575	$(2,891)	(81)%	$2,105	$5,568	$(3,463)	(62)%
Operating interest	$2,202	$619	$1,583	256%	$4,454	$1,609	$2,845	177%
Depreciation and amortization	$5,616	$6,425	$(809)	(13)%	$15,446	$19,267	$(3,821)	(20)%

Other operating expenses
General and administrative	$17,069	$16,429	$640	4%	$48,384	$60,187	$(11,803)	(20)%
Sales and marketing	$14,645	$26,128	$(11,483)	(44)%	$42,684	$88,516	$(45,832)	(52)%
Depreciation and amortization	$5,983	$5,305	$678	13%	$18,250	$17,920	$330	2%

Operating income (loss)	$45,608	$13,237	$32,371	245%	$94,524	$(12,272)	$106,796	NM

Segment adjusted operating income[1]	$60,289	$31,057	$29,232	94%	$139,635	$55,229	$84,406	153%
Segment adjusted operating income margin[2]	53%	34%	19%	56%	48%	23%	25%	109%
NM - Not meaningful
1 Our CODM evaluates the financial performance of each segment using segment adjusted operating income, which excludes: (i) unallocated corporate expenses; (ii) acquisition-related intangible amortization and other acquisition and divestiture related items; (iii) debt restructuring costs; (iv) stock-based compensation; (v) impairment charges and (vi) other costs. See “Non-GAAP Financial Measures That Supplement GAAP Measures” later in this Item 2 for a reconciliation of total segment adjusted operating income to income before income taxes. See also Part I – Item 1 – Note 18, Segment Information, to our condensed consolidated financial statements for more information regarding our segment determination.
2 Segment adjusted operating income margin is calculated by dividing segment adjusted operating income by segment revenue. The third quarter and nine months ended September 30, 2022 increases in segment adjusted operating income margin primarily reflect accelerated travel volumes and the benefit of an accounting change effective in the fourth quarter of 2021 from gross revenue presentation to net revenue presentation for one customer.

Cost of services
Processing costs for the three and nine months ended September 30, 2022 increased $3.4 million and $4.3 million, respectively, compared to the comparable prior year periods due to business support costs incurred as a result of the increased volumes experienced.
Provision for credit losses for the three and nine months ended September 30, 2022 was not material to Travel and Corporate Solutions’ operations, decreasing $2.9 million and $3.5 million for the comparable prior year periods, respectively. Credit losses in the Travel and Corporate Solutions segment are sporadic and generally correlate closely with trends in consumer metrics.
Operating interest for the three and nine months ended September 30, 2022 increased $1.6 million and $2.8 million, respectively, as compared to the comparable prior year periods. These increases are reflective of higher interest rates and increased deposits in support of working capital needs as a result of volume increases.
Depreciation and amortization expense for the nine months ended September 30, 2022 decreased $3.8 million, as compared to the same period in the prior year, primarily due to the prior year amortization of developed technology intangible assets with a one-year life that were acquired as part of the eNett and Optal acquisition. Depreciation and amortization expense for the third quarter of 2022 remained consistent with the comparable prior year period.
Other operating expenses
General and administrative expense decreased $11.8 million for the nine months ended September 30, 2022, as compared to the same period in the prior year, primarily due to a vendor contract termination payment during the first quarter of 2021. General and administrative expense for the third quarter of 2022 remained consistent with the comparable period of the prior year.
Sales and marketing expenses decreased for the third quarter and nine months ended September 30, 2022 by $11.5 million and $45.8 million, respectively, as compared to the same periods in the prior year. These decreases were primarily due to a reduction in partner commissions as a result of the impact of an accounting change in the fourth quarter of 2021, which required a shift from gross revenue presentation to net revenue presentation for one customer.

Depreciation and amortization expense during the third quarter and nine months ended September 30, 2022 remained consistent with the same periods in the prior year.

Health and Employee Benefit Solutions
Revenues
The following table reflects comparative revenue and key operating statistics within Health and Employee Benefit Solutions:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(In thousands)	2022	2021	Amount	Percent	2022	2021	Amount	Percent
Revenues
Payment processing revenue	$18,913	$16,305	$2,608	16%	$62,748	$55,564	$7,184	13%
Account servicing revenue	85,944	83,145	2,799	3%	256,062	230,572	25,490	11%
Finance fee revenue	41	40	1	3%	104	101	3	3%
Other revenue	19,162	5,911	13,251	224%	44,895	18,775	26,120	139%
Total revenues	$124,060	$105,401	$18,659	18%	$363,809	$305,012	$58,797	19%

Key operating statistics
Payment processing revenue:
Purchase volume[1]	$1,350,466	$1,173,913	$176,553	15%	$4,494,688	$3,969,270	$525,418	13%
Account servicing revenue:
Average number of SaaS accounts	18,196	16,912	1,284	8%	17,871	16,268	1,603	10%
1 Purchase volume in the Health and Employee Benefit Solutions segment represents the total U.S. dollar value of all transactions where interchange is earned by WEX.
Payment processing revenue increased $2.6 million during the third quarter of 2022 and $7.2 million for the nine months ended September 30, 2022, as compared to the same periods in the prior year, due to cardholder growth and increased cardholder spend volumes.
Account servicing revenue increased $25.5 million for the nine months ended September 30, 2022, as compared to the same period in the prior year. The increase was primarily due to increased revenues recognized as a result of the benefitexpress Acquisition along with account growth and an increased number of participants, offset in part by a reduction of revenue resulting from one-time COBRA related services provided as a result of the American Rescue Plan Act legislation during 2021. Account servicing revenue for the third quarter of 2022 remained generally consistent with the comparable period of the prior year.
Finance fee revenue was not material to Health and Employee Benefit Solutions’ operations for the three and nine months ended September 30, 2022 and 2021.
Other revenue increased $13.3 million for the third quarter of 2022 and $26.1 million for the nine months ended September 30, 2022, as compared to the same periods in the prior year. The increases were due primarily to interest income earned on the investment of HSA deposits obtained as a result of the April 2021 acquisition of contractual rights to serve as custodian to certain HSAs from Bell Bank, including the impact from higher rates.

Operating Expenses
The following table compares line items within operating income and presents segment adjusted operating income and segment adjusted operating income margin for Health and Employee Benefit Solutions:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(In thousands)	2022	2021	Amount	Percent	2022	2021	Amount	Percent
Cost of services
Processing costs	$59,032	$50,209	$8,823	18%	$168,073	$135,749	$32,324	24%
Service fees	$11,049	$8,314	$2,735	33%	$30,180	$21,730	$8,450	39%
Provision for credit losses	$344	$79	$265	335%	$1,079	$221	$858	388%
Operating interest	$274	$—	$274	NM	$531	$—	$531	NM
Depreciation and amortization	$9,658	$9,403	$255	3%	$28,796	$27,081	$1,715	6%

Other operating expenses
General and administrative	$9,333	$10,116	$(783)	(8)%	$30,469	$26,315	$4,154	16%
Sales and marketing	$13,791	$11,533	$2,258	20%	$38,514	$29,942	$8,572	29%
Depreciation and amortization	$14,787	$15,032	$(245)	(2)%	$44,283	$40,423	$3,860	10%

Operating income	$5,792	$715	$5,077	710%	$21,884	$23,551	$(1,667)	(7)%

Segment adjusted operating income[1]	$30,261	$23,863	$6,398	27%	$94,068	$83,487	$10,581	13%
Segment adjusted operating income margin[2]	24%	23%	1%	4%	26%	27%	(1)%	(4)%
NM - Not meaningful
1 Our CODM evaluates the financial performance of each segment using segment adjusted operating income, which excludes: (i) unallocated corporate expenses; (ii) acquisition-related intangible amortization and other acquisition and divestiture related items; (iii) debt restructuring costs; (iv) stock-based compensation; (v) impairment charges and (vi) other costs. See “Non-GAAP Financial Measures That Supplement GAAP Measures” later in this Item 2 for a reconciliation of total segment adjusted operating income to income before income taxes. See also Part I – Item 1 – Note 18, Segment Information, to our condensed consolidated financial statements for more information regarding our segment determination.
2 Segment adjusted operating income margin is calculated by dividing segment adjusted operating income by segment revenue. Segment adjusted operating income margin for both the three and nine months ended September 30, 2022 have remained relatively consistent with the prior year periods.

Cost of services
Processing costs increased $8.8 million for the third quarter of 2022 and $32.3 million for the nine months ended September 30, 2022, as compared to the same periods in the prior year. The increases in processing costs primarily resulted from higher customer service and technology costs to support partner growth, along with increased costs as a result of the benefitexpress Acquisition during the nine months ended September 30, 2022.
Service fees for the three and nine months ended September 30, 2022 increased $2.7 million and $8.5 million, respectively, as compared with the same periods in the prior year. The increase in service fees for the three months ended September 30, 2022 was primarily related to greater interest-bearing HSA program fees incurred. For the nine months ended September 30, 2022, these HSA program fees contributed to the increase in service fees along with increases due to the benefitexpress Acquisition and volume increases.
Provision for credit losses and operating interest were not material to Health and Employee Benefit Solutions’ operations for the three and nine months ended September 30, 2022 and 2021.
Depreciation and amortization expense for the three and nine months ended September 30, 2022 remained consistent with the same periods in the prior year.
Other operating expenses
General and administrative expense increased $4.2 million for the nine months ended September 30, 2022 as compared to the same period in the prior year primarily due to increased employee compensation and professional service fees. General and administrative expense for the third quarter of 2022 remained consistent with the comparable prior year period.

Sales and marketing expenses increased $2.3 million and $8.6 million during the three and nine months ended September 30, 2022, respectively, as compared to the same periods in the prior year due primarily to the expansion of the sales and marketing team, coupled with increased expense during the nine months ended September 30, 2022 due to the benefitexpress Acquisition and a return to in-person partner conferences.
Depreciation and amortization expense increased $3.9 million for the nine months ended September 30, 2022, as compared to the same period of the prior year, primarily due to the amortization of intangible rights obtained as a result of the April 2021 acquisition of contractual rights to serve as custodian of certain HSAs. Depreciation and amortization expense for the third quarter of 2022 remained consistent with the comparable prior year period.
Unallocated corporate expenses
Unallocated corporate expenses represent the portion of expenses relating to general corporate functions, including acquisition and divestiture expenses, certain finance, legal, information technology, human resources, administrative and executive expenses, and other expenses not directly attributable to a reportable segment.
The following table compares line items within operating income for unallocated corporate expenses:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(In thousands)	2022	2021	Amount	Percent	2022	2021	Amount	Percent
Other operating expenses
General and administrative	$33,180	$29,247	$3,933	13%	$93,278	$92,013	$1,265	1%
Depreciation and amortization	$441	$518	$(77)	(15)%	$1,452	$1,574	$(122)	(8)%
General and administrative expenses increased $3.9 million for the third quarter of 2022 as compared to the same period in the prior year. The increase was due primarily to increased stock and other compensation expense. Increased stock and other compensation expense was substantially offset by a reduction in professional fees, including legal and arrangement fees incurred in connection with the amendment and restatement of our 2016 Credit Agreement during 2021, resulting in general and administrative expenses for the nine months ended September 30, 2022 remaining consistent with the prior year comparable period.
Unallocated depreciation and amortization for the three and nine months ended September 30, 2022 was comparable to the same periods in the prior year.

Non-operating income and expense
The following table reflects comparative results for certain amounts excluded from operating income:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(In thousands)	2022	2021	Amount	Percent	2022	2021	Amount	Percent
Financing interest expense	$(34,419)	$(32,493)	$1,926	6%	$(95,928)	$(98,250)	$(2,322)	(2)%
Change in fair value of contingent consideration	$(30,300)	$2,800	$33,100	NM	$(135,100)	$(44,900)	$90,200	201%
Other income	$—	$3,617	$(3,617)	(100)%	$—	$3,617	$(3,617)	(100)%
Net foreign currency loss	$(23,445)	$(9,962)	$13,483	135%	$(37,847)	$(11,375)	$26,472	233%
Net unrealized gain on financial instruments	$23,540	$6,424	$17,116	266%	$90,261	$19,470	$70,791	364%
Income tax provision	$809	$19,340	$(18,531)	(96)%	$57,309	$16,924	$40,385	239%
Net income from non-controlling interests	$—	$134	$(134)	(100)%	$268	$1,099	$(831)	(76)%
Change in value of redeemable non-controlling interest	$—	$(3,416)	$3,416	100%	$34,245	$(72,283)	$106,528	147%
NM - Not meaningful
Financing interest expense for the third quarter of 2022 remained consistent with the prior year comparable period. During the nine months ended September 30, 2022, financing interest expense remained consistent with the comparable prior year period due to reductions as a result of the early redemption of the Company’s $400.0 million senior notes and the write-off of certain deferred financing costs in conjunction with the amendment and restatement of the Company’s 2016 Credit

Agreement, both during 2021, being offset substantially by increased expense related to the accretion of deferred payments associated with the acquisition of the remaining interest in PO Holding during March 2022.
During the three and nine months ended September 30, 2022, the Company’s contingent consideration derivative liability increased as a result of the steepening of the Federal Funds futures curve. See Part I – Item 1 – Note 13, Fair Value, to our condensed consolidated financial statements for further information on the valuation of this derivative liability.
During the quarter ended September 30, 2021, the Company recognized other income of $3.6 million resulting from a gain on the sale of a fully impaired equity investment.
Our foreign currency exchange exposure is primarily related to the remeasurement of our cash, receivable and payable balances, including intercompany transactions that are denominated in foreign currencies. The Company incurred net foreign currency losses of $23.4 million in the third quarter of 2022 and $37.8 million in the nine months ended September 30, 2022. The losses resulted from the weakening of certain foreign currencies, including the Australian dollar, the Euro and the British Pound sterling, in which we transact relative to the U.S. dollar.
The Company incurred unrealized gains on financial instruments of $23.5 million and $90.3 million for the three and nine months ended September 30, 2022, respectively, substantially due to significant increases in the LIBOR forward yield curve. The net unrealized gains on financial instruments for the three and nine months ended September 30, 2021 resulted primarily from a reduction in the interest rate swap liabilities due to a decrease in remaining future settlements.
The Company’s effective tax rate was (1.9) percent and 42.1 percent for the three and nine months ended September 30, 2022, respectively, as compared to 27.2 percent and 16.6 percent for the three and nine months ended September 30, 2021, respectively. Income tax expense is based on an estimated annual effective rate, which requires the Company to make its best estimate of annual pretax income or loss. The Company’s effective tax rates for the three and nine months ended September 30, 2022 were adversely impacted primarily by a discrete tax adjustment of $12.7 million relating to the establishment of a valuation allowance recorded against a portion of deferred tax assets resulting from goodwill impairment charges. The Company’s effective tax rate for the nine months ended September 30, 2022 was also adversely impacted by a discrete tax item of $7.5 million recorded during the first quarter of 2022, primarily associated with an uncertain tax position. The effective tax rate for the nine months ended September 30, 2021 was favorably impacted primarily by significant excess tax benefits arising from stock-based compensation.
Net income from non-controlling interests was not material to Company operations for the three and nine months ended September 30, 2022 and 2021.
During the nine months ended September 30, 2022, the Company purchased the remaining non-controlling interest in PO Holding from SBI, reducing the carrying value of the redeemable non-controlling interest to zero. The transaction resulted in a $34.2 million gain, net of tax expense. See Part I – Item 1 – Note 4, Acquisitions, to our condensed consolidated financial statements for further information.

Non–GAAP Financial Measures That Supplement GAAP Measures
In addition to evaluating the Company’s performance on a GAAP basis, the CODM of the Company uses segment adjusted operating income, a non-GAAP measure, to allocate resources among our operating segments. The Company considers this measure, which excludes unallocated corporate expenses, acquisition-related intangible amortization, other acquisition and divestiture related items, debt restructuring costs, stock-based compensation, impairment charges and other costs integral in evaluating the Company’s performance.

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
•Other costs are not consistently occurring and do not reflect expected future operating expense, nor do they provide insight into the fundamentals of current or past operations of our business. This also includes non-recurring professional service costs, costs related to certain identified initiatives, including technology initiatives, to further streamline the business, improve the Company’s efficiency, create synergies, and globalize the Company’s operations, all with an objective to improve scale and efficiency and increase profitability going forward. For the nine months ended September 30, 2021, other costs additionally include a penalty incurred on a vendor contract termination;
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
The following table reconciles net (loss) income attributable to shareholders to adjusted net income attributable to shareholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Net (loss) income attributable to shareholders	$(44,145)	$48,318	$112,747	$11,897
Unrealized gain on financial instruments	(23,540)	(6,424)	(90,261)	(19,470)
Net foreign currency loss	23,445	9,962	37,847	11,375
Change in fair value of contingent consideration	30,300	(2,800)	135,100	44,900
Acquisition-related intangible amortization	42,486	46,965	127,743	134,713
Other acquisition and divestiture related items	4,142	3,395	15,143	28,881
Stock-based compensation	27,873	22,166	78,360	62,771
Other costs	8,806	1,711	24,911	15,653
Impairment charges	136,486	—	136,486	—
Debt restructuring and debt issuance cost amortization	4,704	2,879	12,677	19,432
ANI adjustments attributable to non-controlling interests	—	2,848	(34,587)	69,854
Tax related items	(52,804)	(17,904)	(97,977)	(82,722)
Adjusted net income attributable to shareholders	$157,753	$111,116	$458,189	$297,284
The following table reconciles total segment adjusted operating income to (loss) income before income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Segment adjusted operating income
Fleet Solutions	$174,521	$144,853	$527,591	$400,976
Travel and Corporate Solutions	60,289	31,057	139,635	55,229
Health and Employee Benefit Solutions	30,261	23,863	94,068	83,487
Total segment adjusted operating income	$265,071	$199,773	$761,294	$539,692

Reconciliation:
Total segment adjusted operating income	$265,071	$199,773	$761,294	$539,692
Less:
Unallocated corporate expenses	23,918	20,977	63,915	54,360
Acquisition-related intangible amortization	42,486	46,965	127,743	134,713
Other acquisition and divestiture related items	4,142	7,012	15,143	32,498
Debt restructuring costs	72	120	43	6,056
Stock-based compensation	27,873	22,166	78,360	62,771
Other costs	8,806	1,711	24,911	15,653
Impairment charges	136,486	—	136,486	—
Operating income	21,288	100,822	314,693	233,641
Financing interest expense	(34,419)	(32,493)	(95,928)	(98,250)
Net foreign currency loss	(23,445)	(9,962)	(37,847)	(11,375)
Other income	—	3,617		3,617
Change in fair value of contingent consideration	(30,300)	2,800	(135,100)	(44,900)
Net unrealized gain on financial instruments	23,540	6,424	90,261	19,470
(Loss) income before income taxes	$(43,336)	$71,208	$136,079	$102,203

Liquidity and Capital Resources
We fund our business operations primarily via cash on hand, cash generated from operations, the issuance of deposits, borrowings under our Amended and Restated Credit Agreement, our participation debt and our accounts receivable factoring and securitization arrangements. As of September 30, 2022, we had cash and cash equivalents of $759.4 million and remaining borrowing availability of $810.8 million under the revolving credit facility provided by our Amended and Restated Credit Agreement along with access to various sources of funds, including uncommitted federal funds lines of credit from other banks.
Our Amended and Restated Credit Agreement provides for a secured revolving credit facility (the “Revolving Credit Facility”), senior secured tranche A term loans (the “Tranche A Term Loans”) and senior secured tranche B term loans (the “Tranche B Term Loans”). As of September 30, 2022, the Company had an outstanding principal amount of $905.1 million on the Tranche A Term Loans, an outstanding principal amount of $1,420.4 million on the Tranche B Term Loans, borrowings of $88.2 million on the Revolving Credit Facility and letters of credit of $31.0 million drawn against the Revolving Credit Facility.
As of September 30, 2022, the Company had outstanding $310.0 million in principal amount of Convertible Notes, issued in a private placement with Warburg Pincus. At the Company’s option, interest is either payable in cash, through accretion to the principal amount of the Convertible Notes, or a combination of cash and accretion. The Company has paid, and expects to continue to pay interest in cash as it comes due.
The Company is also party to two securitized debt agreements. Under these agreements, the Company sells certain of its Australian and European trade accounts receivable to bankruptcy-remote subsidiaries consolidated by the Company, which in turn use the receivables as collateral to issue securitized debt. Amounts collected on the securitized receivables are restricted to pay the securitized debt and are not available for general corporate purposes. The Company had $93.9 million of securitized debt under these facilities as of September 30, 2022. In addition, from time to time, WEX Bank enters into participation agreements with third-party banks to fund customers’ balances that exceed WEX Bank’s lending limit to individual customers. There was $29.9 million borrowed against these participation agreements as of September 30, 2022. WEX Bank also borrows from uncommitted federal funds lines to supplement the financing of the Company’s accounts receivable. There were no outstanding borrowings under these lines of credit as of September 30, 2022. See Part I – Item 1 – Note 10, Financing and Other Debt, to our condensed consolidated financial statements for more information regarding these facilities.
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
WEX Bank’s regulatory status enables it to raise capital to fund the Company’s working capital requirements by issuing deposits, subject to FDIC rules governing minimum financial ratios. As of September 30, 2022, we had $3,635.7 million in deposits. See Part I – Item 1 – Note 9, Deposits, to our condensed consolidated financial statements for more information regarding our deposits.
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

Cash Flows
The table below summarizes our cash activities:

	Nine Months Ended September 30,
(In thousands)	2022	2021
Cash flows provided by (used for) operating activities	$456,644	$(10,355)
Cash flows used for investing activities	$(663,891)	$(610,734)
Cash flows provided by financing activities	$753,381	$477,739
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
Cash provided by operating activities for the nine months ended September 30, 2022 increased $467.0 million as compared to the same period in the prior year. The increase in cash provided by operating activities year over year was primarily the result of higher net income adjusted for non-cash items as well as an increase in restricted cash payable.
Investing Activities
Investing cash flows generally consist of capital expenditures, cash used for acquisitions and the investment of eligible custodial cash assets.
Cash used for investing activities for the nine months ended September 30, 2022 increased $53.2 million as compared to the same period in the prior year, primarily resulting from the investment of $632.8 million of transferred HSA deposits in available-for-sale debt securities during the nine months ended September 30, 2022, offset substantially by $558.3 million of payments made for acquisitions during the nine months ended September 30, 2021.
Financing Activities
Financing cash flows generally consist of the issuance and repayment of debt, deposits and proceeds from employee exercises of stock options and purchases of treasury shares. Repurchases of our common stock may vary based on management’s evaluation of market and economic conditions and other factors.
Cash provided by financing activities for the nine months ended September 30, 2022 totaled $753.4 million, due primarily to an increase in deposits of $960.6 million, partially offset by $149.6 million of share repurchases of our common stock and $47.5 million of repayments on our term loans. Cash provided by financing activities for the nine months ended September 30, 2021 totaled $477.7 million due primarily to an increase in deposits of $558.0 million. The early redemption of the Company’s $400.0 million of Notes during the nine months ended September 30, 2021 was substantially offset by additional term loan borrowings of $65.0 million, net of quarterly repayments, and net borrowings of $213.4 million against our Revolving Credit Facility.
During the nine months ended September 30, 2022, the Company repurchased approximately 1 million shares of our common stock subject to a $150.0 million share buyback plan previously authorized and outstanding as of December 31, 2021 for a total cost of $149.6 million. During August 2022, our board of directors terminated the substantially exhausted plan and authorized a new share buyback plan for the repurchase of up to $150.0 million of our outstanding shares through August 2026, under which the Company repurchased 0.5 million of shares during the month of October 2022, at a total cost of $75.0 million. On October 27, 2022, the Company announced that our board of directors approved an increase of $500.0 million to the share buyback plan, resulting in a total repurchase authorization of $650.0 million, and shortened the duration of the plan to December 31, 2025. As of the date of this filing, there is $575.0 million in shares of common stock that are available to be purchased pursuant to the existing repurchase authorization.

Financial Covenants
The Amended and Restated Credit Agreement contains customary affirmative and negative covenants affecting the Company and its subsidiaries, including covenants limiting the Company’s ability to, among other things, incur debt (including disqualified stock), grant liens, make certain investments, pay dividends, repurchase equity interests and sell assets, subject to certain exceptions. The Amended and Restated Credit Agreement also contains customary financial maintenance covenants, including a consolidated interest coverage ratio and a consolidated leverage ratio. The indenture associated with the Convertible Notes also includes customary covenants, including a debt incurrence covenant that restricts the Company from incurring certain indebtedness, including disqualified stock and preferred stock issued by the Company or its subsidiaries, subject to customary exceptions. At September 30, 2022, we were in compliance with such covenants. See Part II – Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources and Part II – Item 8 – Note 16, Financing and Other Debt, in our Annual Report on Form 10-K for the year ended December 31, 2021 for more information regarding these covenants.
Undistributed Earnings
Undistributed earnings of certain foreign subsidiaries of the Company amounted to an estimated $157.1 million and $133.0 million as of September 30, 2022 and December 31, 2021, respectively. The Company continues to maintain its indefinite reinvestment assertion for its investments in foreign subsidiaries except for any historical undistributed earnings and future earnings for WEX Australia. Upon distribution of the foreign subsidiaries’ earnings in which the Company continues to assert indefinite reinvestment, the Company would be subject to withholding taxes payable to foreign countries, where applicable, but would generally have no further federal income tax liability. It is not practicable to estimate the unrecognized deferred tax liability, however, it is not expected to be material.
Other Commitments, Contingencies and Contractual Obligations
During June 2022, the Company and its European fuel suppliers amended existing contracts, modifying both prior period and future minimum volume commitments through 2025. As a result of these amendments, the Company reversed previously accrued penalties totaling approximately $7 million as revenue within the condensed consolidated statement of operations during the nine months ended September 30, 2022. During the three and nine months ended September 30, 2022, the Company incurred shortfall penalties of approximately $0.6 million and $1.6 million, respectively, under the amended agreements.
During June 2022, the Company entered into a definitive agreement to purchase a portfolio of certain assets, consisting primarily of branded commercial fleet cards from a third-party. During September 2022, the Company closed on the acquisition of these receivables, paying the seller a preliminary purchase price of $45.1 million, consisting of the face value of the account balances as of the valuation date, plus certain customary adjustments, as defined in the purchase agreement. The actual amount of accounts receivable purchased was less than the balances as of the valuation date, therefore, the Company expects to receive back approximately $4.3 million in excess funds transferred at closing from the seller.
WEX Bank is working to resolve matters with the FDIC and the UDFI, including with respect to a consent order issued by the FDIC and the UDFI (the “Order”) on May 6, 2022. The Order requires WEX Bank to strengthen its Bank Secrecy Act/anti-money laundering compliance program and to address related matters, including with respect to controls. The terms of the Order will remain in effect and be enforceable until they are modified, terminated, suspended or set aside by the FDIC and the UDFI. The matters identified are not expected to have a material adverse effect on our results of operations, financial condition or cash flows.
On March 7, 2022, WEX Inc. and SBI entered into the Share Purchase Agreement whereby WEX Inc. purchased SBI’s remaining 4.53 percent interest in PO Holding for a purchase price of $234.0 million plus any interest accruing pursuant to the terms of the Share Purchase Agreement. The purchase price is payable in three installments of $76.7 million in each of March of 2024, 2025 and 2026, with a final payment of $4.0 million payable in March 2026. Pursuant to the Share Purchase Agreement, WEX Inc. owes SBI interest on the outstanding purchase price balance from March 2024 to March 2025 at the 12-month SOFR rate (as determined on March 1, 2024) plus 1.25 percent and on the outstanding balance from March 2025 to March 2026 at the 12-month SOFR rate (as determined on March 3, 2025) plus 2.25 percent, except that no interest accrues on the $4.0 million payment due in March 2026. For further information regarding this transaction refer to Part I - Item 1 - Note 4, Acquisitions, to the condensed consolidated financial statements.

There were no other material changes to our contractual obligations from the information previously provided in Item 7 of our Annual Report on Form 10–K for the year ended December 31, 2021.

Critical Accounting Policies and Estimates
We have no material changes to our critical accounting policies and estimates discussed in our Annual Report on Form 10–K for the year ended December 31, 2021.

Recently Adopted Accounting Standards
See Note 2, Recent Accounting Pronouncements and Supplemental Information, to the condensed consolidated financial statements included in Part I, Item 1 of this Form 10–Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
As of September 30, 2022, we have no material changes to the market risk disclosures in our Annual Report on Form 10–K for the year ended December 31, 2021.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the principal executive officer and principal financial officer of WEX Inc., evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2022. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2022. “Disclosure controls and procedures” are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
As of the date of this filing, we are not involved in any material legal proceedings. We also were not involved in any material legal proceedings that were terminated during the three months ended September 30, 2022. From time to time, we are subject to legal proceedings and claims in the ordinary course of business, including but not limited to: commercial disputes; contract disputes; employment litigation; disputes regarding our intellectual property rights; alleged infringement or misappropriation by us of intellectual property rights of others; and, matters relating to our compliance with applicable laws and regulations.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table presents the Company’s common stock repurchases during each month of the third quarter of 2022:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2022	409,017	$158.42	409,017	$4,603,213	[1]
August 1 - August 31, 2022	25,565	$164.71	25,565	$150,000,000	[2]
September 1 - September 30, 2022	—	$—	—	$150,000,000	[2]
Total	434,582	$158.79	434,582
1 Under a share buyback plan approved by our board of directors and announced on August 26, 2021, the Company was authorized to repurchase up to $150.0 million in shares of its common stock, in the open market and through various other means pursuant to the share buyback plan, through September 30, 2025. During August 2022, our board of directors terminated this share buyback plan, under which the Company had repurchased an aggregate of $149.6 million in shares of its common stock out of the $150.0 million authorized.
2 Under a share buyback plan approved by our board of directors and announced on August 23, 2022, the Company is authorized to repurchase up to $150.0 million in shares of its common stock, in the open market and through various other means pursuant to the share buyback plan, through August 23, 2026. See Part I – Item 2, Liquidity and Capital Resources for information on changes to this plan, including the value of shares authorized for repurchase, subsequent to September 30, 2022.

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

WEX INC.

October 28, 2022	By:	/s/ Jagtar Narula
Jagtar Narula
Chief Financial Officer
(principal financial officer)