Form 10-K
period 2022-12-31
WEX Inc.
filed 2023-02-28
CIK 1309108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.         ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                                         ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.                         ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b)         ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Act.        ☐  Yes             ☑  No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (assuming for the purpose of this calculation, but without conceding, that all directors, officers and any 10 percent or greater stockholders are affiliates of the registrant) as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was $6,890,047,497 (based on the closing price of the registrant’s common stock on that date as reported on the New York Stock Exchange).
There were 43,132,743 shares of the registrant’s common stock outstanding as of February 10, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement to be delivered to stockholders in connection with the Company’s 2023 Annual Meeting of Stockholders (the “2023 Proxy Statement”) are incorporated by reference into Part III of this 10–K. With the exception of the sections of the 2023 Proxy Statement specifically incorporated herein by reference, the 2023 Proxy Statement is not deemed to be filed as part of this Annual Report on 10–K.

Unless otherwise indicated or required by the context, the terms “we,” “us,” “our,” “WEX,” or the “Company,” in this Annual Report on Form 10–K mean WEX Inc. and all of its subsidiaries that are consolidated under accounting principles generally accepted in the United States.
FORWARD–LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for statements that are forward-looking and are not statements of historical facts. This Annual Report on Form 10-K includes forward-looking statements including, but not limited to, statements about management’s plan and goals. Any statements in this Annual Report that are not statements of historical facts are forward-looking statements. When used in this Annual Report, the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. Forward-looking statements relate to our future plans, objectives, expectations and intentions and are not historical facts and accordingly involve known and unknown risks and uncertainties and other factors that may cause the actual results or performance to be materially different from future results or performance expressed or implied by these forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Annual Report and in oral statements made by our authorized officers:
•the impact of fluctuations in demand for fuel and volatility of fuel prices, including fuel spreads in the Company’s international markets, and the resulting impact on the Company’s revenues and net income;
•the effects of general economic conditions, including a decline in demand for fuel, travel related services, or healthcare services, and payment and transaction processing activity;
•the impact and size of credit losses, including fraud losses, and other adverse effects if the Company fails to adequately assess and monitor credit risk or fraudulent use of our payment cards or systems;
•failure to implement new technology and products;
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
•the failure of corporate investments to result in anticipated strategic value;
•the extent to which unpredictable events in the locations in which the Company or the Company’s customers operate or elsewhere may adversely affect the Company’s employees, ability to conduct business, results of operations and financial condition;
•the failure to comply with the applicable requirements of Mastercard or Visa contracts and rules;
•the failure to comply with the Treasury Regulations applicable to non-bank custodians;
•changes in interest rates and the rate of inflation;
•the ability to attract and retain employees;
•the ability of the Company to protect its proprietary rights;
•limitations on or compression of interchange fees;
•the effects of the Company’s business expansion and acquisition efforts;
•the impact of changes to the Company’s credit standards;
•the impact of foreign currency exchange rates on the Company’s operations, revenue and income and other risks associated with operations outside the United States;
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
•the impact of regulatory capital requirements and other regulatory requirements on the operations of WEX Bank or its ability to make payments to WEX Inc.
•the possible dilution to the Company’s stockholders caused by the issuance of additional shares of common stock or equity-linked securities, whether as a result of the Company’s convertible notes or otherwise;
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

ACRONYMS AND ABBREVIATIONS
The acronyms and abbreviations identified below are used in this Annual Report including the accompanying consolidated financial statements and the notes thereto. The following is provided to aid the reader and provide a reference point when reviewing the Annual Report:

2016 Credit Agreement	Credit agreement entered into on July 1, 2016, as amended from time to time, by and among the Company and certain of its subsidiaries, as borrowers, and Bank of America, N.A., as administrative agent on behalf of the lenders.
2017 Tax Act	Tax Cuts and Jobs Act of 2017
Adjusted free cash flow	A non-GAAP measure calculated as cash generated from operations, less net purchases of current investment securities and capital expenditures plus the change in net deposits.
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

Amended and Restated Credit Agreement	The 2016 Credit Agreement, as amended and restated on April 1, 2021.
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ASU 2016–13	Accounting Standards Update No. 2016–13 Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
ASU 2020-06	Accounting Standards Update 2020-06-Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)
Australian Securitization Subsidiary	Southern Cross WEX 2015-1 Trust, a special purpose entity consolidated by the Company
Average number of SaaS accounts	Represents the average number of active consumer-directed health, COBRA, and billing accounts on our SaaS platforms.
B2B	Business-to-Business
benefitexpress
Benefit Express Services, LLC, a provider of highly configurable, cloud-based benefits administration technologies and services, and its indirect and direct parents, which were acquired on June 1, 2021 and merged into WEX Health, Inc. on April 30, 2022.

CDH	Consumer directed healthcare
CFPB	Consumer Financial Protection Bureau
CODM	Chief Operating Decision Maker
Company	WEX Inc. and all entities included in the consolidated financial statements.
Convertible Notes	Convertible senior unsecured notes due on July 15, 2027 in an aggregate principal amount of $310.0 million with a 6.5 percent interest rate, issued July 1, 2020.
Corporate Cash	Calculated in accordance with the terms of our consolidated leverage ratio in the Company’s Amended and Restated Credit Agreement.
COVID-19	An infectious disease caused by the SARS-CoV-2 coronavirus. The World Health Organization declared the coronavirus outbreak a global pandemic on March 11, 2020.
DCFM	Discounted Cash Flow Method of valuation
Discovery Benefits	Discovery Benefits, LLC, which was subsequently merged with and into WEX Health as of March 31, 2021
DSUs	Deferred Stock Units held by non-employee directors.
EBITDA	A non-GAAP measure that adjusts income before income taxes to exclude interest, depreciation and amortization
EFS	Electronic Funds Source, LLC, a provider of customized corporate payment solutions for fleet and corporate customers with a focus on the large and mid-sized over-the-road fleets. On July 1, 2016, the Company acquired WP Mustang Topco LLC, the indirect parent of Electronic Funds Source, LLC and Warburg Pincus Private Equity XI (Lexington), LLC, an affiliated entity, from investment funds affiliated with Warburg Pincus LLC
eNett	eNett International (Jersey) Limited
European Fleet business	(i) prior to January 1, 2022, WEX Fleet Europe and WEX Europe Services, collectively; and (ii) from January 1, 2022, WEX Europe Services.
European Securitization Subsidiary	Gorham Trade Finance B.V., a special purpose entity consolidated by the Company
EVs	Electric Vehicles

FASB	Financial Accounting Standards Board
FCPA	U.S. Foreign Corrupt Practices Act
FDIC	Federal Deposit Insurance Corporation
Federal Reserve Bank Discount Window	Monetary policy that allows WEX to borrow funds on a short-term basis to meet temporary shortages of liquidity caused by internal or external disruptions.
FinCEN	Financial Crimes Enforcement Network of the U.S. Department of the Treasury
FleetOne	FleetOne Holdings, LLC and its direct and indirect subsidiaries
FRA	Federal Reserve Act
FSA	Flexible Spending Accounts
GAAP	Generally Accepted Accounting Principles in the United States
GILTI	Global Intangible Low Taxed Income
GPCM	Guideline Public Company Method of valuation
GPCs	Guideline Public Companies
HRA	Health Reimbursement Arrangements
HSA	Health Savings Account
ICE	Internal Combustion Engine
ICS	Insured Cash Sweep
Indenture	The Notes were issued pursuant to an indenture dated as of January 30, 2013 among the Company, the guarantors listed therein, and The Bank of New York Mellon Trust Company, N.A., as trustee
Legal Settlement	The settlement of legal proceedings and appeals related to the acquisition of eNett and Optal.
NAV	Net Asset Value
Net interchange rate	Represents the percentage of the dollar value of each payment processing transaction that WEX records as revenue from merchants, less certain discounts given to customers and network fees.
Net late fee rate	Net late fee rate represents late fee revenue as a percentage of fuel purchased by fleets that have a payment processing relationship with WEX
Net payment processing rate	The percentage of each payment processing $ of fuel that the Company records as revenue from merchants less certain discounts given to customers and network fees.
Notes	$400.0 million senior notes with a 4.75 percent fixed rate, issued on January 30, 2013, which were redeemed in full by the Company on March 15, 2021.
Noventis	Noventis, Inc. (now known as WEX Payments Inc.)
NYSE	New York Stock Exchange
OFAC	The United States Treasury’s Office of Foreign Assets Control
Operating cash flow or cash generated from operations	Net cash provided by (used for) operating activities
Operating interest	Interest expense incurred on the operating debt obtained to provide liquidity for the Company’s short-term receivables or used for investing purposes in fixed income debt securities.
Optal	Optal Limited
OTA	Online travel agency
Over-the-road	Typically, heavy trucks traveling long distances.
Pavestone Capital	Pavestone Capital, LLC
Payment processing $ of fuel	Total dollar value of the fuel purchased by fleets that have a payment processing relationship with WEX.
Payment processing transactions	Total number of purchases made by fleets that have a payment processing relationship with the Company where the Company maintains the receivable for the total purchase.
PBRSUs	Performance-based restricted stock units
PO Holding	PO Holding, LLC, a wholly-owned subsidiary of WEX Inc. and the direct parent of WEX Health.
PPG	Price Per Gallon of fuel
Processing costs	Expenses related to processing transactions, servicing customers and merchants and costs of goods sold related to hardware and other product sales.
Purchase volume	Purchase volume in the Travel and Corporate Solutions segment represents the total dollar value of all WEX-issued transactions that use WEX corporate card products and virtual card products. Purchase volume in the Health and Employee Benefit Solutions segment represents the total dollar value of all transactions where interchange is earned by WEX.
Redeemable non-controlling interest	The portion of the U.S. Health business’ net assets owned by a non-controlling interest holder, SBI, prior to the March 7, 2022 acquisition of SBI’s remaining interest in PO Holding.
RSUs	Restricted stock units
SaaS	Software-as-a-Service
SBI	SBI Investments, Inc., which is owned by State Bankshares, Inc., and was a minority interest holder in PO Holding, LLC., a subsidiary of WEX Inc. and the direct parent of WEX Health.
SEC	Securities and Exchange Commission
Segment adjusted operating income	A non-GAAP measure that adjusts operating income to exclude specified items that the Company’s management excludes in evaluating segment performance, including unallocated corporate expenses, acquisition-related intangible amortization and other acquisition and divestiture related items, debt restructuring costs, stock-based compensation, impairment charges and other costs.

Service fees	Costs incurred from third-party networks utilized to deliver payment solutions and other third-parties utilized in performing services directly related to generating revenue.
Topic 320	Accounting Standards Codification Section 320, Debt Securities
Topic 326	Accounting Standards Codification Section 326, Financing Instruments–Credit Losses
Topic 606	Accounting Standards Codification Section 606, Revenue from Contracts with Customers
Total volume	Includes purchases on WEX-issued accounts as well as purchases issued by others, but using a WEX platform.
TSR	Total shareholder return
UDFI	Utah Department of Financial Institutions
UNIK or WEX Latin America	UNIK S.A., the Company’s Brazilian subsidiary, which is branded WEX Latin America. This subsidiary was sold on September 30, 2020
U.S. Health business	(i) prior to March 31, 2021, WEX Health, Inc. and Discovery Benefits, LLC., collectively, (ii) from March 31, 2021 to June 1, 2021, WEX Health, Inc., (iii) from June 1, 2021 to April 30, 2022, WEX Health, Inc. and benefitexpress, collectively, and (iv) from April 30, 2022, WEX Health, Inc.
Utah DFI	Utah Department of Financial Institutions
VCN	Virtual card number
WACC	Weighted Average Cost of Capital
WEX	WEX Inc., unless otherwise indicated or required by the context
WEX Australia	WEX Card Holdings Australia Pty Ltd and its subsidiaries
WEX Europe Services	WEX Europe Service Limited, a European Fleet business
WEX Fleet Europe	A fleet business in Europe acquired from EG Group and merged into WEX Europe Services on January 1, 2022.
WEX Health	WEX Health, Inc., the Company’s healthcare technology and administration solutions provider/business.
WEX Payments	WEX Payments Inc. (formerly known as Noventis, Inc.)

PART I
ITEM 1. BUSINESS
Our Company
WEX’s mission is focused on simplifying the business of running a business. WEX owns and operates a B2B ecosystem that helps our customers overcome highly manual processes and reconciliations, navigate the complexity of consumer driven healthcare benefits and solve their administrative challenges. We believe that WEX offers the marketplace a unique combination of capabilities to simplify complexity, thereby setting WEX’s offerings apart from those of our competition, including:
•Global commerce platform. Our technology is engineered and operated with global scale and reliability. We have invested heavily, and expect to continue to invest, in technology. Using our technology, our customers have trusted us to conduct hundreds of billions in money movements in more than 20 currencies. We believe that our products and services play integral roles in the infrastructure of businesses.
•Personalized solutions, seamlessly embedded. We believe WEX is a leader in our end markets with solutions shaped by customer focused innovation and deep industry expertise. Both in our direct-to-corporate and partner channels, our solutions focus on simplifying the business of running a business by deeply embedding our solutions within our end customer workflows.
•Insights that power success. Customers look to WEX for a powerful combination of specialized expertise and rich data to assist them in driving better decisions, moving more quickly, and in dealing with risk. We put control in the hands of our customers.
Leveraging these unique capabilities, WEX offers solutions that organizations use to drive efficiencies and manage risk. As of December 31, 2022, these solutions, which share and benefit from our underlying capabilities such as payment processing, data analytics, and WEX Bank, are provided across three business segments:
•Fleet Solutions. WEX reimagines mobility across fleets of all sizes. WEX has more than 600,000 fleet customers worldwide and partners with 9 of the top 10 U.S. fuel retailers.
•Health and Employee Benefit Solutions. WEX simplifies administration of benefits for employers, including consumer directed health accounts in the United States both directly and through partners. We serve more than half of the Fortune 1000 companies in the United States.

•Travel and Corporate Solutions. WEX is both one of the largest commercial payment companies in the world as well as a trusted technology partner for some of the largest organizations in the world. WEX is unique in our space as we couple wholly owned market leading technology with a global issuing and funding capability.
Our wholly owned subsidiary, WEX Bank, currently funds the majority of our Fleet and Travel and Corporate Solutions operations, provides us with credit adjudication services, and is a depository institution for certain custodial HSA cash assets. We believe that our ownership of WEX Bank provides us with a competitive advantage through access to low cost sources of capital and liquidity and enables us to design funding solutions for customers that complement our technology solutions.
The combination of our capabilities across segments forms a diverse B2B ecosystem for us to provide products and services to our customers, as depicted in the following graphic:
We believe our ecosystem of solutions provides the Company with multiple and diverse levers and opportunities to help WEX achieve its financial and business goals. Current goals include winning new customers, growing our share of wallet, expanding and diversifying our offering, deepening our global presence, and executing strategic mergers and acquisitions. Our existing and evolving technology, talented workforce, and robust customer and partner footprint all continue to drive our business forward and we expect will help us achieve our goals. We have established a growth engine in large end markets and we believe we are leaders in the markets in which we participate.
Seasonality
Certain parts of our business are affected by seasonal variations. For example, in a typical year, fuel prices are typically higher during the summer and online travel sales are typically higher during the third quarter. In addition, we experience seasonality in our Health and Employee Benefit Solutions segment as consumer spend is correlated with insurance deductibles, typically resulting in higher spend in the early part of the year until employees meet their deductibles.

Our Business Segments
FLEET SOLUTIONS SEGMENT
Overview
Within our Fleet Solutions segment, WEX is a leader in fleet vehicle payment solutions, transaction processing, and information management services. We address the marketplace through three different business units.

•North American Fleet. Addresses the needs of businesses that utilize primarily light and medium duty vehicles central to the operation of the service economy in North America.
•Over-the-Road. Addresses the needs of businesses that utilize primarily medium and heavy duty vehicles central to the operation of the freight economy in North America.
•International Fleet. Addresses the needs of businesses that utilize primarily light and medium duty vehicles central to the operation of the service economy outside of North America inclusive of our Fleet portfolios in Europe and Asia-Pacific.
As of December 31, 2022, more than 18 million vehicles used our solutions for fleet management.
Solution
We believe our key source of differentiation in the Fleet Solutions segment is the enhanced data and controls we provide fleet operators based on our proprietary closed loop payments network. This proprietary closed-loop network enables us to capture rich data, deploy custom controls, and establish the economics between buyers and merchants. Our data and tools allow fleet owners and managers to control spend and limit fraud while optimizing their fleet operations. At the point-of-sale, we capture an array of information. Examples of information captured, which varies by type of customer, include the amount of the purchase, the driver, the vehicle, the odometer reading, the fuel or vehicle maintenance provider, and the items purchased. We provide standard and personalized information to customers through vehicle analysis reports, custom reports, and our websites. We also alert customers of unusual transactions or transactions that fall outside of pre-established parameters. Customers can access their account information through our website including account history and recent transactions and download the related details. In addition, fleet managers can elect to be notified when limits are exceeded in specified purchase categories, including limits on transactions within a time range and gallons per day. In the over-the-road space, we additionally offer fleets customizable payment solutions including real-time interactive and seamless interfaces delivering data integrity, alternative payment and money transfer options, comprehensive settlement solutions, real-time reports and analytics for compliance and cost-optimization and fuel reconciliation and mobile optimization tools.
In conjunction with the above, we offer our fleet customers the following additional products and services:
•Account activation and account retention: We provide activation and retention services that promote the adoption and use of our products.
•Authorization and billing inquiries and account maintenance: We handle authorization and billing questions, account changes, and other issues through our dedicated contact centers, which are available 24 hours a day, seven days a week. Self-service options are also provided through our online tools.
•Account management: We assign account managers to customers who operate large fleets. Our account managers have in-depth knowledge of both our programs and the objectives of the fleets they service.
•Credit and collections services: We extend short term credit in the majority of Fleet transactions. Related to this service we have developed proprietary account approval, underwriting, credit management, and collections programs.
•Merchant services: Our representatives work with fuel and vehicle maintenance providers to enroll these providers in our network, test all network technology, and provide training on our processes.
•Analytics solutions: We provide customers with access to analytics platforms and custom reporting tools targeted toward identifying cost savings opportunities and managing their fleet.
•Ancillary services and offerings: We provide a variety of ancillary services and tools to fleets to help them better manage expenses and capital requirements.

Building upon our historical ICE related fleet solutions, we are working on solutions we believe will ease the integration of EVs into mixed fleets. We believe we are uniquely positioned to help our customers transition to an expected mixed-fleet future. As fleet owners look to add vehicles powered by alternative energy sources, such as electric vehicles (EV), we are building on our deep experience in fleet and mobility in an attempt to develop and provide solutions to address specific customer needs, including charging, EV transition planning, and tools to successfully manage a mix of vehicle types ranging from connectivity to advanced route planning and carbon emissions reporting.
Payment processing transactions are the primary revenue source in the Fleet Solutions segment. Revenue is earned based on a percentage of the aggregate dollar amount of the customer’s purchase, a fixed amount per transaction, or a combination of both. In a typical domestic payment processing transaction for which we extend short-term credit to the fleet cardholder, we pay the merchant for the purchase price, less the fees we retain and record as revenue according to their specific merchant agreement, which generally occurs within ten days. Revenue from our WEX Europe Services and Go Fuel Card operations is primarily derived from the difference between the negotiated price of the fuel from the supplier and the price charged to the fleet customer. We collect the total purchase price from our North America and international fleet customers, typically within 30 days from the billing date. In our over-the-road fleet business, the amount of time between when we pay the merchants and collect from our customers is significantly reduced relative to a typical North America or International Fleet transaction. There are instances, primarily within our over-the-road business, in which WEX processes a fleet customer transaction with the merchant bearing the credit risk and collecting the receivable from the fleet.
In addition to revenue derived from payment processing transactions, we recognize account servicing revenue on fees charged to the cardholders, finance fee revenue on overdue accounts and other revenue on transaction processing revenue and miscellaneous other products and services.
Distribution
We market our fleet products and services both directly and indirectly to businesses and government agencies with fleets of commercial vehicles, including fleets of all sizes, and over-the-road, long haul fleets. Our direct product suite includes payment processing and transaction processing services, WEX branded fleet cards in North America, and Motorpass/Motorcharge branded fleet cards in Australia. Additionally, the WEX products and services are marketed under the EFS, EFS Transportation Services, T-Chek, and Fleet One network brands.
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
Competition
In general, our fleet solutions business competes with financial institutions that provide general payment services without the enhanced capabilities of our solution set. We also compete against similar more specialized offerings from Fleetcor, U.S. Bank Voyager, Radius Payment Solutions, DKV, and Edenred. We believe we compete favorably against these competitors through the combination of the breadth of our solution, the reach of our payments network, and our advantaged funding model through WEX Bank.
HEALTH AND EMPLOYEE BENEFIT SOLUTIONS SEGMENT
Overview
Our Health and Employee Benefit Solutions segment simplifies the business of administering and managing employee benefit plans. We provide SaaS software with embedded payment solutions and plan administration services for consumer-directed health benefits, COBRA accounts, and benefit enrollment and administration. In addition, we provide custodial and depository services for Health Savings Accounts.
Solution
Our products simplify the process of navigating and managing employee benefits for plan administrators, employers, and plan participants and their families. Our solutions power a variety of benefit plans, including Health Savings Accounts, Flexible Spending Accounts, Health Reimbursement Arrangements, Lifestyle Spending Accounts, COBRA accounts, Wellness Incentives, Medicare Advantage supplemental benefits, commuter benefits, and other account-based benefit plans. We also provide the software that enables employees to choose and enroll in their benefits and manage those benefits throughout the plan year. In addition, we are an IRS-designated non-bank custodian of Health Savings Account assets. As of December 31, 2022, we were custodian to $4.5 billion in HSA assets, $1.1 billion of which were in investment funds at a third-party brokerage firm, and $3.45 billion of which were in cash. Of the $3.45 billion in cash, $1.4 billion is deposited with and managed by certain third-party depository partners and not recorded on our consolidated balance sheets. The remaining balance of $2.1 billion as of December 31, 2022 was deposited with and managed by WEX Bank and reflected on our consolidated balance sheets.
•Consumer-Directed Benefits. We provide a software platform for record-keeping and administration of account-based benefit plans, which reimburse eligible expenses incurred by plan participants and their eligible dependents. We also provide debit card processing services to enable immediate electronic reimbursement.
•Non-bank Custodial Services. We provide non-bank custodial services for Health Savings Accounts, with consumer balances placed at a variety of bank depositories including WEX Bank.
•COBRA Administration. We provide a software platform for the administration of COBRA plans. In addition, we collect and process consumer premium payments.
•Enrollment and benefits administration. We provide a software platform that guides employees through their benefits options and enables them to enroll in the plans and access and manage their benefits information throughout the year.
•Administrative services. We provide a wide range of benefit plan administration services, including employer and participant service, claims administration, and reporting.
We simplify plan administration and management by providing a feature-rich software platform that automates and streamlines processes for stakeholders. In addition, through robust data analytics, we help administrators and employers understand consumer usage and engagement and benchmark against firms of similar size, geography, and industry. These same capabilities enable us to help consumers navigate their choices and make informed decisions about how to use their benefits. Our ability to gain rich insights from our expansive database enables us to provide personalized, relevant messages to consumers that connect with them where they are. We also enable administrators to compare their performance against their peers on dozens of metrics related to growth, operating efficiency, and consumer experience. Our products are designed to reduce friction, lower administrative costs, and provide a more elegant user experience. Participants can use our web portal and mobile app to access and manage their benefits at anytime from anywhere.
Our platform supports a multitude of benefit plan types, enables customization of plan design, and is extendable to power new benefit offerings in a dynamic market, consistent with the increasing importance of choice in employer benefit strategy. Our solutions are deployed flexibly, from software-only to full benefit administration, with a wide range of options in between.
Our revenues derive primarily from three sources:
•Per participant per month fees charged for our software and administrative services.
•Interchange on debit cards used by plan participants and their dependents to pay for eligible expenses from their benefit plan.
•Interest on deposits and fees related to cash balances in Health Savings Accounts under custody at WEX.
Distribution
We distribute our software and payment solutions through a variety of partners, such as third-party administrators, financial institutions, payroll providers, and health plans. These partners use our software and payment solutions in their administration of employee benefit plans for their employer clients. Our team works with these partners to help them deploy go-to-market strategies and tactics to grow their business. In addition, we provide business process outsourcing of administrative services on behalf of certain partners.
We distribute full administrative services to the employer market directly and through brokers and consultants. Our solutions can be fully white-labeled, co-branded, or WEX-branded.
Our flexible distribution capabilities enhance our ability to penetrate our addressable markets through hundreds of partners as well as direct to employer. As of December 31, 2022 we had approximately 18.7 million SaaS accounts on our platform.
Competition
In our partner channel, we compete with other specialized providers of similar benefit solutions, such as Alegeus Technologies and DataPath, providers of core banking platforms, such as FIS, Fiserv, and Jack Henry, as well as proprietary technology solutions developed and maintained in-house by plan administrators.

In our direct channel, we compete with providers of consumer-directed benefit and COBRA administration as well as providers of benefit enrollment and administration software and services. Competitors in this segment include companies such as HealthEquity, Alight Technologies, Businessolver, and PayFlex. We believe we compete favorably against these competitors through the combination of the breadth of our solution, the feature-richness of our platform and the fact that our offerings can be deployed flexibly, from software-only to full benefit administration, with a wide range of options in between.

TRAVEL AND CORPORATE SOLUTIONS SEGMENT
Overview
Our Travel and Corporate Solutions segment focuses on the complex payment environment of global B2B payments. Our capabilities and solutions broadly fall into two categories:
•Embedded Payments. Our primary service offering is to enable customers to utilize our highly scalable and vertically integrated payments solutions to integrate into their own workflows. Customers access our capabilities primarily via our proprietary set of application programming interfaces (APIs). We combine wholly-owned and developed cloud-based technology along with our wholly-owned and operated global financial services capabilities, inclusive of WEX Bank and our various electronic money institutions around the world, to satisfy the commercial payments needs of our customer base. Our end customers are primarily using our services to create and use virtual credit cards to satisfy payment obligations in their business models. Customers for this solution include online travel agencies (OTAs), tour operators, and airlines, as well as non-travel customers such as financial technology firms that focus on spend management, accounts payable automation, insurance payments, and media payments.
•Accounts Payable (AP) Automation and Spend Management. Built on top of our embedded payment capabilities, our AP Automation and Spend Management capabilities provide an enhanced user interface and Enterprise Resource Planning (ERP) software integration points for organizations to manage their AP Automation and Spend Management functions. Our solutions in this space address corporations of all sizes and are sold direct to customers and also white-labeled by leading financial institutions who license our technology.
Solution
The Travel and Corporate Solutions segment allows businesses to centralize purchasing, simplify complex supply chain processes, and eliminate the paper check writing associated with traditional purchase order programs. It also enables technology companies and innovators across the globe to streamline their payment needs with a single, integrated technology and issuing partner.
At the core of our Travel and Corporate Solutions product set is a virtual card. Our virtual payments capability is used for transactions where no physical card is presented, including transactions that are increasingly completed online in a digitally connected world, but can also be used over the telephone, by mail, by email, or by fax. Each transaction is assigned a unique virtual card number (VCN) on either of the Mastercard or Visa networks, with a customized spend limit, expiration date, and various other purchase controls. These controls are in place to limit fraud and unauthorized spending. The unique VCN limits purchase amounts and tracks, settles, and reconciles purchases more easily, creating efficiencies and cost savings for our customers. Our virtual card solution combines (i) wholly-owned, end-to-end highly reliable technology, (ii) global currency capabilities with over 20 currencies active, and (iii) a wholly-owned global compliance and funding mechanism that allows WEX to be the issuer in addition to the payment processor. The use of a commercial virtual card is particularly appealing for its ability to easily reconcile, protect against fraud, provide chargeback protections, have global currency capabilities, and generate rebates through interchange economics.
We surround our core virtual card capabilities with a set of additional solution features to serve our customers. For our embedded payments solution, these capabilities include: (i) more than a dozen customized data fields that allow customers to tie together information such as invoice numbers, booking numbers, or purchase orders that enable industry-leading automated reporting and reconciliation benefits, (ii) a wide variety of different virtual card products with each of the card associations to optimize card acceptance and interchange yield, (iii) bank transfer and check issuance capabilities, (iv) modern, RESTful API, with associated, developer-focused explanation of use, and (v) the ability to optimize our systems and processes for bespoke solutions to large customer needs. For our AP automation and spend management solution, these capabilities include: (i) customizable integrations with different ERPs, (ii) enhanced AP data analysis and supplier enablement teams focused on increasing card acceptance, (iii) a wide variety of different virtual card products with each of the card associations to optimize card acceptance and interchange yield, (iv) bank transfer and check issuance capabilities allowing WEX to fulfill full AP file needs, and (v) different user interfaces oriented toward more simple small business needs as well as complex corporate needs.

The vast majority of the segment’s revenue is derived from net interchange revenue, which is the gross interchange created by the issuance, authorization, settlement, and clearing of card network spend less rebates paid to customers. For our embedded payments offering used by leading technology companies across various industries, our net interchange rate is lower than that on our direct-to-corporate AP automation and spend management solution. Due to the largely fixed or semi-fixed cost nature of our solution, this segment benefits from a high variable margin contribution. A portion of revenue is derived from licensing fees we charge to partner financial institutions who white-label our AP automation and spend management solution. These financial institutions pay a technology fee as a percentage of the spend that the software enables them to issue.
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
Within our AP Automation and Spend Management solutions, we focus on both direct sales to businesses as well as empowering financial institutions to serve their customers directly using our technology. Our direct sales team focuses on new sales directly to mid- and large- corporations where our custom ERP integration and supplier enablement functions help them turn their AP function from a highly manual and costly endeavor to a highly automated and revenue generating function. Our AP Automation and Spend Management solutions are also white labeled for financial institutions and we power some of the world’s leading financial institutions offering our white labeled technology to their corporate customers.
Competition
In general, WEX Travel and Corporate Solutions competes with financial institutions that provide general payment services without the enhanced capabilities of our solution set. Financial institutions, including but not limited to J.P. Morgan, Barclays, Capital One, and Citi, have access to technology solutions coupled with payment capabilities. We compete against specialized financial technology firms that are focused on delivering processing capabilities to the marketplace, such as I2C, Global Payments, and Marqeta, in partnership with partner banks who provide payments services, such as Cross River Bank, Celtic Bank, MVB Bank, Sutton Bank, or Silicon Valley Bank. We also compete with financial technology firms focused on accounts payable and spend management. We believe we compete favorably against these competitors through our wide geographic reach, deep payments expertise, enduring relationships, in-house technology and issuing capabilities, and our cloud-based proprietary technology stack.
Our Strategy
As a continuing innovator in the payments and business technology industry, we believe WEX has significant experience in bringing and expanding our solutions to customers and markets. Our current strategy is a simplified articulation of our approach to growing our business and more specifically outlines how we expect to continue to meet the needs of an evolving landscape.
•Global Commerce Platform. A key foundation to the solutions we deliver to our customers is our platform, through which we deliver the solutions that serve our customers’ businesses. We continue to focus on differentiating ourselves through the global scale and reliability of our underlying infrastructure, and by anticipating our customers’ technology needs. We attempt to do this through integrating and continuously improving our payment and software technologies and by embedding intelligence, agility, and resiliency across the organization.
•Personalized Solutions, Seamlessly Embedded. Through our platform, we deliver a suite of solutions specifically tailored to help our customers tackle some of their most complex pain points. With our deep industry expertise we try to differentiate ourselves from the market through customer-focused innovation, working alongside customers to ensure our solutions are relevant to their specific needs. We enhance the value we deliver by seamlessly embedding our solutions into our customers’ operations, which enables customers to access our capabilities through systems and interfaces they already use.
•Insights that Power Success. The value of the solutions we provide is further amplified by the insights we deliver through the extensive data we maintain and the specialized expertise of our employees. Through these insights, we enable our customers to make better, more informed decisions, move more quickly and mitigate risk. We expect to continue to expand our use of AI, machine learning, and other innovative tools to ensure we can scale with our growth while managing risk both for ourselves and our customers.

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
Our Technology and Resources
We are driving a shift to platforms and data, enabling greater efficiency, faster innovation and better customer experiences. We believe that investment in technology is crucial to maintaining and enhancing our competitive position in the marketplace. Our technology infrastructure is supported by secure and redundant data centers and cloud services distributed globally, including locations in the United States, Europe, Australia, and Singapore. We continue to execute our Cloud First strategy, consolidating data centers and migrating computer workloads to public cloud service providers.
Our Information Security Program consists of a comprehensive set of policies, procedures, and guidelines across standard information security domains and all policies are reviewed and updated at least annually to meet applicable regulations. Our secure networks are designed to isolate our data from unauthorized access. We use secure protocols among all applications, and we restrict employee access to critical components. We are continually improving our technology to enhance customer experience and to increase efficiency and security. We also review technologies and services provided by others in order to maintain the high level of service expected by our customers and expect to continue to invest in our technology infrastructure.
We rely on a combination of patent, copyright, trade secret and trademark laws, confidentiality procedures, contractual provisions and other similar measures to protect the proprietary information and technology used in our business. We generally enter into agreements with clients, consultants, service providers and other partners, whether current or prospective, that contain provisions restricting use and disclosure of our proprietary information and technology. Operationally, we have implemented certain safeguards designed to control access to and distribution of our proprietary information and technology. We pursue registration and protection of certain trademarks in the U.S. and other countries in which we operate or plan to operate. We market our products and services using the WEX brand name globally, as well as other brand names such as FleetOne, EFS, and benefitexpress in the U.S. and eNett, Go Fuel Card and Motorpass internationally, in Europe, and in Australia, respectively.
Regulation
The Company is subject to a substantial number of laws and regulations, both in the United States and in foreign jurisdictions, which apply to businesses offering financial technology services and payment cards to customers or processing or servicing for payment cards and related accounts. In addition, a substantial number of laws and regulations govern or affect WEX Bank, as an insured depository institution, and our operations related to the healthcare market.
The laws and regulations that apply to the Company are often evolving and sometimes ambiguous or inconsistent, and the extent to which they apply to us is at times unclear. Failure to comply with regulations may result in the suspension or revocation of licenses or registrations, the limitation, suspension or termination of services, and/or the imposition of civil and criminal penalties, including fines. The following, while not exhaustive, is a description of certain federal and state laws and regulations in the United States, as well as foreign laws and regulations, that are applicable to our business, and therefore can materially affect our capital expenditures, earnings, and competitive position. In addition, the legal and regulatory framework governing our businesses is subject to ongoing revision, and changes in that framework could have a significant effect on us.
Regulation - United States
General Regulation, Supervision and Examination of WEX Bank
As an industrial bank organized under the laws of the State of Utah that does not accept demand deposits that may be withdrawn by check or similar means, WEX Bank currently meets the criteria for exemption as an industrial bank from the definition of “bank” under the Bank Holding Company Act. As a result, WEX Inc. is generally not subject to the Bank Holding Company Act. WEX Bank is, however, subject to examination and supervision by the Federal Deposit Insurance Corporation (FDIC) and the Utah Department of Financial Institutions (UDFI). Regular examinations are conducted and ratings are issued based on the FDIC’s examination policies and composite ratings framework. As regulatory bodies, the FDIC and the UDFI may issue informal or formal enforcement actions for violations of law, unsafe or unsound practices, and other actionable misconduct. Enforcement actions may include, but are not limited to, memoranda of understanding, consent orders, orders of restitution, and civil money penalties.
Restrictions on Intercompany Borrowings and Transactions
Sections 23A and 23B of the Federal Reserve Act (FRA) and the implementing regulations limit the extent to which the Company can borrow or otherwise obtain credit from or engage in other “covered transactions” with WEX Bank. These rules also require that the Company or any of its affiliates (as such term is defined in Section 23A of the FRA) engage in transactions with WEX Bank only on terms and under circumstances that are substantially the same, or at least as favorable to WEX Bank, as those prevailing at the time for comparable transactions with nonaffiliated companies. “Covered transactions” include loans or extensions of credit, purchases of or investments in securities, purchases of assets, including assets subject to an agreement to repurchase, acceptance of securities as collateral for a loan or extension of credit, or the issuance of a guarantee, acceptance, or letter of credit. Although the applicable rules do not serve as an outright ban on engaging in “covered transactions,” they do limit the amount of covered transactions WEX Bank may have with any one affiliate and with all affiliates in the aggregate. Furthermore, with certain exceptions, each loan or extension of credit by WEX Bank to the Company or its other affiliates must be secured by collateral with a market value ranging from 100 percent to 130 percent of the amount of the loan or extension of credit, depending on the type of collateral.
WEX Bank and WEX Inc. have entered into a master service agreement (the “Master Service Agreement”), which establishes the parameters of services between them with respect to the operation of the following: (i) a fleet card business for regional fleets; (ii) a fleet card business for the over-the-road freight carrier fleets; (iii) a corporate payments business; and (iv) a factoring business (collectively, the “Programs”). Certain of these Programs are funded by WEX Bank and others are funded by WEX Inc.

WEX Bank performs certain services in support of these Programs, including funding, credit underwriting, credit expertise and compliance services. Whereas, WEX Inc. performs certain services in support of these programs, including sales and marketing, customer account, IT, merchant network establishment and maintenance, and administrative support services such as accounting, portfolio management, fraud, and suspicious activity management, human resources, compliance and legal, internal audit, vendor management, credit risk management, data analytics and model governance, and operations transformation.

WEX Bank and WEX Inc. each receive monthly compensation for their respective services to the Programs funded by the other party. While the calculation fluctuates each month, the amount owed by WEX Bank to WEX Inc. is expected to always be significantly higher than the amount owed by WEX Inc. to WEX Bank.
The Dodd-Frank Act, Consumer Financial Protection Bureau, Federal Trade Commission Act, and Unfair or Deceptive Acts or Practices and Unfair, Deceptive or Abusive Acts or Practices Laws
The Dodd-Frank Act granted the CFPB general authority to prevent covered persons or service providers from committing or engaging in unfair, deceptive or abusive acts or practices under federal law in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service. In addition, the Federal Trade Commission Act, prohibits unfair or deceptive acts or practices in or affecting commerce for entities including WEX Inc. and its subsidiaries that are not directly regulated by CFPB. Additionally, all fifty states and the District of Columbia have their own laws prohibiting unfair or deceptive acts and practices, many of which also include a private right of action.

The CFPB is also engaged in regulating the payments industry, including with respect to prepaid cards under Regulation E, which impose requirements on general-use prepaid cards, store gift cards and electronic gift cards. At this time, such regulation impacts only a very small number of products offered to WEX Inc. customers. Changes in offerings and/or expansion could lead to additional compliance obligations and expense for our business and our customers. From an enforcement perspective, the Dodd Frank Act also gives the state attorneys general the ability to enforce applicable federal consumer protection laws, expanding the sources of regulatory oversight. Relatedly, the Utah DFI is responsible for examining and supervising WEX Bank’s compliance with state consumer protection laws and regulations.
In addition, on July 1, 2022, WEX Bank became subject to provisions in the Durbin Amendment to the Dodd-Frank Act, which provide that interchange fees that a card issuer or payment network receives or charges for debit transactions will be regulated by the Federal Reserve and must be “reasonable and proportional” to the cost incurred by the card issuer in authorizing, clearing and settling the transaction. Payment network fees may not be used directly or indirectly to compensate card issuers in circumvention of the interchange transaction fee restrictions. Federal Reserve rules governing debit card interchange fees published in 2011 capped debit card interchange rates at $0.21 per transaction, subject to certain exemptions, plus an additional five basis points (0.0005) times the transaction’s value to reflect a portion of the issuer’s fraud losses plus, for qualifying issuing financial institutions, an additional $0.01 per transaction in debit interchange for fraud prevention costs. As of the date of this filing, the applicability of the Durbin Amendment to any prepaid or debit card products we have is minimal.
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
Brokered Deposits
As of December 31, 2022, the most recent FDIC exam report categorized WEX Bank as “well capitalized” under the regulatory framework for prompt corrective action. Section 29 of the Federal Deposit Insurance Act (FDI Act) restricts the acceptance of brokered deposits by an insured depository institution unless the institution is “well capitalized.” For insured depository institutions that are “less than well capitalized,” certain interest rate cap restrictions are imposed.
Anti-Money Laundering and Counter Terrorist Regulations
The applicable laws and regulations in the various jurisdictions in which we operate impose significant anti-money laundering compliance and due diligence obligations on its local entities. We must verify the identity of customers, monitor and report unusual or suspicious account activity, as well as transactions involving amounts in excess of prescribed limits, and refrain from transacting with designated persons or in designated regions, in each case as required by the applicable laws and regulations (such as the Bank Secrecy Act and regulations of the United States Treasury Department and the Internal Revenue Service in the United States). Financial regulators have issued various implementing regulations and have made enforcement a high priority. We have implemented, and will continue to implement, measures designed to comply with these extensive and evolving requirements. For information regarding a consent order issued by the FDIC and UDFI relating to our Bank Secrecy Act and anti-money laundering compliance program, see Item 1A - Risk Factors - “Compliance with anti-money laundering laws and regulations creates additional compliance costs and reputational risk.”
The U.S. government has imposed economic sanctions that affect transactions with designated foreign countries, foreign nationals and others. These sanctions, which are administered by OFAC, take many different forms but generally include one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (for example, property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. We have implemented, and will continue to implement, measures designed to comply with these sanctions.
Healthcare Regulation
The federal and state governments in the U.S. continue to enact and consider many broad-based legislative and regulatory proposals that could materially impact various aspects of our health-related business. The plans that our partners and clients administer feature consumer accounts that pay for out-of-pocket expenses incurred by employees and qualified dependents. These accounts include Consumer Directed Healthcare (CDH) accounts such as HSAs, FSAs and HRAs, as well as wellness incentives, commuter benefits, and other account-based arrangements. Most of these accounts are tax-advantaged under the appropriate law.
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
Privacy and Information Security Regulations
In connection with the processing of data, we frequently undertake or are subject to specific compliance obligations under privacy and data security-related laws.
Under the Financial Services Modernization Act of 1999, also referred to as the Gramm-Leach-Bliley Act (GLBA), and certain state laws, WEX Inc. and WEX Bank are required to maintain a comprehensive written information security program that includes administrative, technical and physical safeguards relating to consumer information. This requirement generally does not extend to information about companies or about individuals who obtain financial products or services for business, commercial, or agricultural purposes. In October 2021, the FTC updated the GLBA Safeguards Rule to specify new safeguards that financial institutions must include in their information security programs, including limits on who can access consumer data, requiring encryption to secure data, and requiring financial institutions to designate a single qualified individual to oversee their information security program and to report periodically to the entity’s board of directors or a senior officer in charge of information security. In addition, newly-proposed SEC cyber rules concerning public companies will, if adopted, impose additional disclosure and reporting obligations relating to cyber security management, risks and breach incidents.
GLBA also requires us and WEX Bank to provide initial and annual privacy notices to customers that describe our information sharing practices. If WEX Inc. or WEX Bank intend to share nonpublic personal information about consumers with affiliates and/or nonaffiliated third parties, WEX Inc. and WEX Bank must provide customers with a notice and a reasonable period of time for each customer to “opt out” of any such disclosure.
In addition to federal privacy laws with which we must comply, states also have adopted statutes, regulations and other measures, such as the California Consumer Protection Act, which as amended by the California Privacy Rights Act (CPRA) effective January 1, 2023 (together, the CCPA), and governs the collection, use and disclosure of personal information of California residents. Virginia, Colorado, Connecticut and Utah had each adopted their own comprehensive privacy laws. The Virginia Consumer Data Protection Act took effect January 1, 2023, and the other three laws will each take effect during 2023. Several other states continue to consider privacy legislation. In some cases, data regulated by federal law (e.g., HIPAA and HITECH or the GLBA) is carved out of the scope of these state laws. But with respect to all other data, WEX Inc. and WEX Bank must monitor and seek to comply with individual state privacy laws in the conduct of our businesses.
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
WEX Inc. and WEX Bank are also subject to certain international privacy and data protection laws. For example, in Europe and the United Kingdom, the General Data Protection Regulation (GDPR) applies to all companies processing data of EU residents, regardless of the company’s location. The GDPR imposes stringent privacy protections and provides EU and UK residents with extensive rights in their personal data (such as rights to delete, obtain access to, and correct their personal data) and requires the establishment of certain legitimate bases for collecting, using, and disclosing personal data.
With respect to our healthcare services only, we have certain obligations under the Health Insurance Portability and Accountability Act of 1996, or “HIPAA” and its implementing regulations, as amended by the Health Information Technology for Economic and Clinical Health Act (together, HIPAA and HITECH), HIPAA and HITECH impose requirements relating to the privacy, security and transmission of protected health information, including breach notification and reporting requirements. An amendment to HITECH enacted in January 2021 requires consideration of a company’s implementation of recognized security standards in assessing administrative fines and penalties under the HIPAA security standards.
Email and Text Marketing Laws
We use direct email marketing and text-messaging to reach out to current or potential customers and therefore are subject to various statutes, regulations, and rulings, including the Telephone Consumer Protection Act (TCPA), the Controlling the Assault of Non-Solicited Pornography and Marketing Act (CAN-SPAM Act) and related Federal Communication Commission (FCC) orders. Several states have enacted additional, more restrictive and punitive laws regulating commercial email. Violations of these laws could result in enforcement actions, statutory fines and penalties, and class action litigation.
FACT Act
The Fair and Accurate Credit Transactions Act of 2003 amended the Fair Credit Reporting Act and requires creditors to adopt identity theft prevention programs to detect, prevent and mitigate identity theft in connection with covered accounts, which can include business accounts for which there is a reasonably foreseeable risk of identity theft.
Truth in Lending Act
The Truth in Lending Act, or TILA, was enacted as a consumer protection measure to increase consumer awareness of the cost of credit and to protect consumers from unauthorized charges or billing errors, and is implemented by the CFPB’s Regulation Z. Most provisions of TILA and Regulation Z apply only to the extension of consumer credit, but a limited number of provisions apply to commercial cards as well. For example, the limitation on liability for unauthorized use applies to business cards, although a business that acquires 10 or more credit cards for its personnel can agree by contract to more expansive liability.
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
In addition, non-banks that provide certain financial services are required to register with FinCEN as “money services businesses” (“MSBs”). The Company, through a subsidiary, is a registered MSB. As a result, we have established anti-money laundering compliance programs that include: (i) internal policies and controls; (ii) designation of a compliance officer; (iii) ongoing employee training; and (iv) an independent review function. We have developed and implemented compliance programs comprised of policies, procedures, systems and internal controls to monitor and address various legal requirements and developments.

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
Restrictions on Ownership of WEX Inc. Common Stock
WEX Bank, and therefore the Company, is subject to banking regulations that impose requirements on entities that might control WEX Bank through control of the Company. These requirements are discussed in Part I.Item 1A - Risk Factors, under the heading “Provisions in our charter documents, Delaware law, applicable banking laws and the Convertible Notes may delay or prevent our acquisition by a third party.”
Anti-Bribery Regulations
WEX is a global business and is required to comply with anti-bribery and corruption laws in the jurisdictions it operates within, including but not limited to, the US Foreign Corrupt Practices Act, UK Bribery Act, and the Brazil Clean Companies Act. The FCPA prohibits the payment of bribes to foreign government officials and political figures and includes anti-bribery provisions enforced by the Department of Justice and accounting provisions enforced by the SEC. The statute has a broad reach, covering all U.S. companies and citizens doing business abroad, among others, and defining a foreign official to include not only those holding public office but also local citizens affiliated with foreign government-run or -owned organizations. The statute also requires maintenance of appropriate books and records and maintenance of adequate internal controls to prevent and detect possible FCPA violations.
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
Regulation - Foreign Jurisdictions
Canada
The Company’s operations in Canada are subject to applicable laws and regulations in this jurisdiction.
Sanctions / Terrorist Focused Legislation
WEX Canada Ltd. (“WEX Canada”), as a Canadian entity, must comply with Canadian sanctions and terrorist focused legislation which prohibits WEX Canada from receiving payment from or providing any financial or related service to a person listed or designated under the following legislation:
•Freezing Assets of Corrupt Foreign Officials Act and its regulations
•Justice for Victims of Corrupt Foreign Officials Act and its regulations
•Listed Terrorist Entities under the Criminal Code
•Special Economic Measures Act and its regulations; and
•United Nations Act and its regulations.
Privacy
In Canada the collection, use and disclosure of personal information in the private sector is regulated at the federal and provincial level. At the federal level, the Personal Information Protection and Electronic Documents Act (“PIPEDA”) will apply to WEX Canada when it collects, uses, or discloses personal information in the course of commercial activities. In addition, three Canadian provinces, Alberta, British Columbia, and Québec, have enacted provincial-level private sector privacy legislation that apply to the collection, use and disclosure of personal information by WEX Canada within those provinces. Canadian privacy laws also provide an overall limitation and requirement that personal information only be collected, used, and disclosed for “purposes that a reasonable person would consider are appropriate in the circumstances”.
WEX Canada is also subject to Canada’s Anti-Spam Legislation (“CASL”) which regulates the sending of commercial electronic messages (“CEMs”) (which are defined broadly as electronic messages (e.g. text messages, email messages) that wholly or partly encourage participation in a commercial activity).
Anti-Bribery and Anti-Corruption
The main legislation in Canada governing domestic bribery and corruption is the Criminal Code and governing foreign bribery and corruption is the Corruption of Foreign Public Officials Act. Companies will be held liable where offenses are committed with the knowledge of a “senior officer”, as defined under the Criminal Code.
European Union

The Company’s European operations are subject to laws and regulations of the European Union and the countries in which we operate including, among others, those governing (a) payment services, including the Payment Services Directive (EU 2015/2366 PSD2) and the Second Electronic Money Directive (2009/110/EC EMD2), (b) privacy, mainly the GDPR, (c) anti-money laundering and counter terrorist financing, including the Fifth and Sixth Anti-Money Laundering Directives (2018/843/EU) and (2018/849/EU) respectively (5&6 AMLD) and (d) the EU’s economic sanctions regime.

In addition to the above regulations applicable to entities operating in the European Union, we are subject to the local laws of EU member state of Ireland in which we are an authorized electronic money institution.

Optal Financial Europe Limited (OFEL) is an authorized electronic money institution, under the European Communities (Electronic Money) Regulations 2011, as amended (EMR) (which implements 2EMD). A pertinent requirement of such authorization is to safeguard customer funds against the firm’s insolvency. In addition, OFEL must be compliant with multiple other regulatory requirements in Ireland as part of being an authorized electronic money institution. Of most significance are: (a) the European Union (Payment Services) Regulations 2018, which implement PSD2, (b) the Criminal Justice (Money Laundering and Terrorist Financing) Act 2010, as amended (CJA 2010) which implements 5&6 AMLD, (c) the

European Banking Authority’s Outsourcing Guidelines and the Central Bank of Ireland (CBI) Cross-Industry Guidance on Outsourcing and (d) the CBI’s Cross-Industry Guidance on Operational Resilience. Any material failure by us to comply with these requirements could result with us incurring sanctions up to and including suspension or relinquishment of our authorization.

United Kingdom

WEX’s operations in the United Kingdom are subject to applicable laws and regulations in this jurisdiction. Optal Financial Limited (OFL) is authorized as an electronic money institution under, and must comply with, the Electronic Money Regulations 2011 (EMRs) and the Payment Services Regulations 2017 (PSRs). It is supervised by the Financial Conduct Authority (“FCA”) and is subject to the FCAs “Principles for Business”. Among other obligations, the EMRs and PSRs require OFL to safeguard the relevant funds of its customers. A material failure to comply with these regulations could result with us incurring sanctions up to and including suspension or relinquishment of our applicable licenses.

In addition to the PSRs and the EMRs, OFL must also comply with the following anti-financial crime regulations: The Money Laundering, Terrorist Financing and Transfer of Funds (Information on the Payer) Regulations 2017 (as amended); and the Proceeds of Crime Act 2002 (as amended). Further, OFL must comply with the UK sanctions regime which imposes serious and extensive restrictions on dealing with designated persons or entities.

GDPR is the governing legislation for collecting and processing personal data in the EU. Following the end of the Brexit transition period on December 31, 2020, most of the EU GDPR was retained in UK law by the European Union (Withdrawal) Act 2018. The retained GDPR is known as the “UK GDPR”. The UK GDPR is supplemented by the Data Protection Act 2018.

Other pertinent regulatory requirements applicable to OFL are the FCA’s expectations around outsourcing and operational resilience as set out in its Handbook and/or its Payments Services Approach Document.
Australia

The Company’s operations in Australia are subject to laws and regulations of the Commonwealth of Australia including, amongst others, those governing banking and payment systems, financial services, credit products, AML/CTF, sanctions, privacy and data protection. WEX entities registered in Australia are regulated under the Corporations Act 2001 by the Australian Securities and Investments Commission (“ASIC”). eNett International (Singapore) Pte Ltd holds an Australian Financial Services License (“AFSL”) granted by ASIC, which authorizes it to provide a non-cash payment facility to retain and wholesale customers. Optal Australia Pty Limited holds an intermediary authorization under eNett International (Singapore) Pte. Ltd’s AFSL. Any material failure by us to comply with the rules and regulations to which AFSL holders are subject could result with us incurring sanctions up to and including suspension or relinquishment of our license. WEX entities providing payment services to Australian customers must also comply with the Payment Systems (Regulation) Act 1998.

WEX Australia Pty Ltd, WEX Fuel Cards Australia Pty Ltd and WEX Prepaid Cards Australia pty Ltd operate within a framework of regulatory relief and exemptions afforded them on the basis that they satisfy the requisite conditions.

The Company’s operations in Australia are also subject to the Anti-Money Laundering and Counter-Terrorism Financing Act, Charter of the United Nations Act 1945, Autonomous Sanctions Act 2011, the Australian Autonomous Sanctions Regulations 2011, the Privacy Act (1988) and the Australian Privacy Principles. Any material failure by us to comply with these laws and regulations could results with us incurring sanctions up to and including suspension or relinquishment of our applicable licenses.

East and South East Asia

The Company’s operations in East and South East Asia are subject to the operation of the laws and regulation of the countries in which we operate, including laws with regard to banking and payment systems, financial services, AML/CTF and privacy and data protection.

In Singapore, WEX Finance Inc. and Optal Singapore Pte Ltd are licensed under the Banking (Credit Card and Charge Card) Regulations 2013 and must comply with the Banking Act 1970 and the applicable sections of the Payment Services Act 2019 (“PSA”). These entities are supervised by the Monetary Authority of Singapore (“MAS”). Among other obligations, the PSA requires the entities to safeguard the relevant funds of their customers. A material failure to comply with these laws and regulations could result with us incurring sanctions up to and including suspension or relinquishment of our applicable licenses.

WEX Finance Inc. and Optal Singapore Pte Ltd must also comply with regulations related to the prevention of anti-money laundering and countering the financing of terrorism namely Corruption, Drug Trafficking and other Serious Crimes Act 1960 and Terrorism (Suppression of Financing) Act. Further, WEX Finance Inc and Optal Singapore Ptd Ltd must also comply with various MAS regulations and notices relating to sanctions. Any material failure by us to comply with these laws, regulations and notices could result with us incurring sanctions up to and including suspension or relinquishment of our applicable licenses. In addition, all of WEX’s Singapore entities must comply with the Personal Data Protection Act 2012, Prevention of Corruption Act 1960 and Companies Act 1967.

Offshore

In some countries, WEX Bank relies on a letter of non-objection from the local banking authority to provide services to customers in the said country from the United States. WEX Bank complies with the applicable United States regulations as above mentioned for services provided to those countries from the United States.
Human Capital
Talent Strategy
We believe that our employees, their well-being, and the culture in which they operate are core to our success as an organization and as an operating business. As of December 31, 2022, WEX Inc. and its subsidiaries had a substantial workforce of approximately 6,100 full time employees, of which approximately 4,900 were located in the United States. The remainder were located across fifteen countries. We believe that maintaining our anticipated growth and position as a leading global commerce platform that simplifies the business of running a business requires a strategy focused on attracting, developing, and retaining exceptional talent. The satisfaction, development, and well-being of our people has always been and will always be among our top priorities.
We promote employee career growth and development through comprehensive training programs, tools, and education, including online self-service learning platforms, professional development programs, leadership and mentoring programs, incentives to foster community and engagement, dedicated well-being campaigns, and personal financial counseling. Furthermore, we offer a sabbatical program that aims to rejuvenate and enrich curiosity and personal development. Through these programs, we strive to foster improved individual and business performance and employee engagement, satisfaction, and fulfillment. In 2022, WEX launched a global recognition program and digital platform, which allows employees to nominate each other for recognition. These acknowledgments are then incorporated into our annual performance management process, which factors into an employee’s annual total compensation package (or “Total Rewards”). WEX’s Total Rewards program includes salary, paid time off, 401(k) employer match, eligibility for cash bonuses and equity awards, as well as health and wellness, conception, career, social, community, and overall well-being benefits.
Our talent strategy includes a focus on retention and we regularly monitor employee turnover and engagement to identify opportunities to strengthen our approach to human capital management. During 2022, our overall voluntary turnover rate was approximately 17 percent, while our voluntary turnover among global employees who generally have managerial responsibilities (“leadership roles”) approximated 10 percent. We care deeply about employee engagement and satisfaction and capture employee feedback through an annual employee survey and pulse surveys throughout the year, which measure cultural and engagement indicators. We utilize the survey results to guide our decisions throughout the organization. During 2022, the results of our most recent annual survey indicated that approximately 82 percent of employees are engaged and intend to stay with WEX for at least the next 12 months following the survey. Approximately 88 percent of employees who responded to the survey reported that they feel supported by their manager, and employee well-being and safety was among our top scoring areas, consistently above benchmark and, we believe, a competitive advantage for WEX.
Diversity, Equity and Inclusion
Another important part of our talent strategy, and a strategic priority central to our culture, embedded in our values, and integral to our business, is the cultivation of a diverse and inclusive culture. As of December 31, 2022, approximately 56 percent of our total global workforce were female and approximately 22 percent of our workforce in the U.S. were people of color. Females represented approximately 55 percent of our executive officers and 36 percent of our board of directors, while people of color represented approximately 10 percent of our U.S. executive officers and approximately 18 percent of our board of directors.
We embrace our employees’ unique experiences and backgrounds and their cultural influences and identities, which we believe enables a fully engaged and thriving workplace to drive our business forward. In 2022, we invested in a team fully-dedicated to creating and delivering a robust global Diversity, Equity and Inclusion (“DE&I”) strategy. This team is focused on talent and culture but also partners with the business, our customers, and our suppliers. We appointed our first Chief Diversity

& Inclusion Officer, published our inaugural DE&I Report, and formalized supplier diversity with dedicated key hires within the procurement function with the intention of growing our program and maximizing our support to Tier 1 and Tier 2 diverse suppliers. In early 2022, the Company’s board of directors approved an aspirational set of DE&I goals with projected attainment by 2025. Specifically, these goals are intended to achieve gender parity in leadership roles and to increase employees of color in U.S. leadership roles by 50 percent, so that WEX is more representative of national demographics and the customers and partners we serve. In 2022, our global female representation in leadership roles was approximately 46 percent and U.S. employees of color representation in leadership roles was approximately 12 percent. WEX executive leadership annual goals and variable compensation are aligned to progress on these goals. In addition, to help move toward achievement of these goals and to advance our DE&I beliefs, we have taken steps including:
•Supporting our Employee Resource Groups (“ERGs”) as they aim to be a key element in creating belonging, celebrating cultural moments throughout the year, raising diversity awareness across the Company, and providing leadership development opportunities for under-represented groups. As of December 31, 2022, WEX had 9 ERGs with more than 1,600 employee members.
•Working to foster a culture of inclusion and provide our employees access to disrupting unconscious bias training, to focus on hiring diverse teams and foster an inclusive environment.
•Committing to efforts focused on the retention of diverse and underrepresented talent, the tracking of training, and the measuring of diversity, equity, and inclusion program outcomes and our inclusive culture’s impact on business results and our corporate brand. In 2022, we piloted dedicated leadership development cohorts for our high-performing Black, Hispanic / LatinX, and Asian employees.
•Promoting inclusive hiring practices and conducting internal training for the talent acquisition team and hiring managers. WEX expanded its search for talent to include events such as the National Black MBA Conference, Hispanic Association of Colleges and Universities, Afrotech, and Women in Payments, to recruit diverse talent. WEX also forged new partnerships with organizations like YearUp / YuPro and on-boarded our first cohort of apprentices with non-traditional backgrounds.
Health, Safety and Wellness
We are committed to a holistic wellbeing continuum of care for our employees, which goes beyond just physical, emotional, and behavioral safety, in order to ensure their wellbeing is at the forefront. WEX continues to model the learnings from the COVID-19 pandemic and remains mindful of the unique challenges it created for our workforce. As a result, we continue to champion flexible working for our workforce, as our employee surveys indicate an appreciation for the flexibility of being able to work remotely. Whether our employees are working in office or at home, our primary objective remains the same - to support a healthy and safe environment for our employees. We support their holistic health and overall safety by providing a wide range of resources and tools, including, but not be limited to, wealth management services, virtual ergonomic assessments, on demand fitness classes, access to a mindfulness app, telehealth services, time off options, and a family concierge along with mental, behavioral and emotional support for our employees and their immediate family members.
Available Information
The Company’s principal executive offices are located at 1 Hancock St., Portland, ME 04101. Our telephone number is (207) 773-8171, and our Internet address is www.wexinc.com. The Company’s annual, quarterly and current reports, proxy statements and certain other information filed with the SEC, as well as amendments thereto, may be obtained free of charge from our website. These documents are posted to our website as soon as reasonably practicable after we have filed or furnished these documents with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The Company’s Audit Committee Charter, Leadership Development and Compensation Committee Charter, Finance Committee Charter, Corporate Governance Committee Charter, Technology Committee Charter, Corporate Governance Guidelines and Code of Business Conduct and Ethics are available without charge through the “Governance” portion of the Investor Relations page of the Company’s website. Copies will also be provided, free of charge, to any stockholder upon written request to Investor Relations at the address above or by telephone at (866) 230-1633.
The Company’s Internet site and the information contained on it or accessible through it are not incorporated into this Annual Report on Form 10–K and should not be considered part of this report.

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
•A significant portion of our revenues are related to the amount of gasoline and diesel fuel purchased by or through our customers and from our fuel retailer partners, and, as a result, a reduction in the demand for or supply of gasoline or diesel fuel and other vehicle products and services, whether due to an increase in usage of alternative fuel vehicles or otherwise and/or volatility in fuel prices, could have a material adverse effect on our business, financial condition, and operating results.
•A decline in general economic conditions, including any potential recession and the strength and sustainability of any subsequent recovery, may lead to a decrease in overall spending in the economy and on the services that we provide, which could substantially affect our business, both in the U.S. and internationally.
•We process transactions through the Mastercard and Visa networks through the financial services of WEX issuers and other third party licensed institutions. If any of these licensed institutions stop or are unable to provide these services to us, we would need to find other appropriate institutions to provide such services. In addition, if we fail to comply with the applicable requirements of Mastercard or Visa, they could seek to fine us, suspend us or terminate our license with them.
•Unpredictable events, including events such as pandemics and public health crises like the COVID-19 pandemic, political unrest, war, and the like could interrupt our operations by causing disruptions in global markets, economic conditions, fuel supply or demand, travel and tourism, and the use of health care services.
•We have experienced and could continue to experience substantial credit and fraud losses and other adverse effects if we fail to adequately assess and monitor credit risks posed by our counterparties or if there continues to be fraudulent use of our payment cards or systems.
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
•Our failure to adapt to technological and industry changes and effectively implement new technology and products could materially affect our competitive position and our business, financial condition and operating results.
•We operate in a highly competitive business environment. Such competition could have a material adverse effect on the fees we receive, our revenues and margins, and our ability to gain, maintain, or expand customer relationships, all on favorable terms.
•Our ability to attract, motivate, and retain qualified employees is critical to our success and the failure to do so may materially adversely affect our performance.
•We may not be able to successfully execute on the portion of our growth strategy based on acquisitions.

•Fluctuations in foreign currency exchange rates have affected and could continue to affect our financial results.
•We have incurred, and may incur in the future, impairment charges on goodwill or other intangible assets.
•We regularly experience cyberattacks and expect they will continue in the future. We may not be able to adequately protect our information systems, including the data we collect, which could subject us to liability and damage our reputation. Our efforts to implement robust security measures and comply with applicable data privacy laws are costly and time-consuming and they may not provide absolute security against cyberattacks or unauthorized access.
•WEX Bank operates under an industrial loan charter (ILC), which we believe provides us access to lower cost funds than many of our competitors, thus helping us to offer competitive products. The loss or suspension of WEX Bank’s industrial loan charter, changes in applicable regulatory requirements, or an increase in the number or type of institutions eligible for an ILC could be disruptive to certain of our operations, increase costs, and increase competition.
•WEX Bank is subject to extensive supervision and regulation that could restrict our activities and impose financial requirements or limitations on the conduct of our business and limit our ability to generate income.
•We are subject to anti-money laundering laws and regulations, which create additional compliance costs and risks.
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
•Fluctuations in interest rates could materially affect the interest expense on our Amended and Restated Credit Agreement and any other contingent payment.
•WEX Bank is subject to regulatory capital requirements that have in the past, and may in the future, require us to make capital contributions to WEX Bank or that may restrict WEX Bank’s ability to make cash available to WEX Inc.
•As a non-bank custodian, WEX Inc. is subject to regulation and non compliance could render it unable to maintain its non-bank custodian status, thus affecting our ability to earn revenues from certain custodial assets.
•Legislation and regulation of, and private business actions related to, greenhouse gases, such as laws and actions spurring a movement toward alternative fuel vehicles, could materially impact our business.
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

Risks Relating to Our Business and Industry
A significant portion of our revenue is generated by the purchase and sale of gasoline and diesel fuel by or through our customers and from our fuel retailer partners, and, as a result, a reduction in the demand for or supply of gasoline and/or diesel fuel and/or volatility in such fuel prices could have a material adverse effect on our business, financial condition, and operating results.
Our Fleet Solutions segment is our largest segment by total revenue and our customers and fuel retailer partners in this segment primarily purchase or sell gasoline or diesel fuel. Accordingly, a substantial amount of our Company’s total revenue is generated through the purchase and/or sale of fuel, making our revenues in this segment subject to the demand for and supply of fuel and historically volatile fuel prices.

A substantial portion of our Fleet Solutions segment total revenues, particularly in our North American Fleet business, result from fees paid to us by fuel providers based on a negotiated percentage of the purchase price of fuel purchased by our customers. We currently do not utilize fuel hedging derivatives, and therefore, these revenues are currently exposed to the full impact of fuel price declines and our net income is exposed to fuel price volatility. Therefore, extended declines in the price of fuel, as well as declines in the amount of fuel purchased by our customers or sold by our fuel retailer partners would have a material adverse effect on our total revenues and therefore our business, financial condition, and operating results.
Fuel price volatility is influenced by many factors, all of which are beyond our control. These factors include, but are not limited to:
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
•excess, or alternatively, lack of adequate, infrastructure;
•geo-political conditions, including revolution, insurgency, environmental activism, terrorism, or war, such as, the ongoing conflict between Russia and Ukraine;
•oil refinery capacity and utilization rates;
•weather, including climate change and natural disasters;
•the value of the U.S. dollar (or other relevant currencies) versus other major currencies;
•unexpected events such as global pandemics like the COVID-19 pandemic;
•general local, regional, or worldwide economic conditions; and
•governmental regulations, taxes and tariffs.
Some of these factors can vary by region and may change quickly, adding to market volatility, while others may have longer-term effects. The long-term effects of these and other factors on prices for fuel could be substantial. For example, although we cannot predict its duration or severity of impact, the ongoing war between Russia and Ukraine, the resulting sanctions imposed on Russia by the U.S. and the European Union, and the decrease in natural gas exports from Russia have significantly impacted and will likely continue to impact worldwide fuel prices, particularly in Europe, and we cannot predict the ultimate impact of the war on fuel prices.
Our revenue is also dependent, in part, on the late fees that our customers pay on past due balances. As a result, a decrease in the price of fuel may lead to a decline in the amount of late fees we earn from customers who fail to pay us timely. Alternatively, an increase in the price of fuel could lead to higher amounts of receivables or payables we fund, thereby increasing the risk of, and our exposure to, a failure to pay by our counterparty, as well as an increase in the amount of fraudulent activity. See Item 1A - Risk Factors - “We have experienced and could continue to experience substantial credit and fraud losses and other adverse effects if we fail to adequately assess and monitor credit risks posed by our counterparties or if there continues to be fraudulent use of our payment cards or systems.”
In addition to its impact on the price of fuel, the market demand for and supply of fuel and other vehicle products and services may affect the number of transactions or the volume of fuel sold. Fewer gallons sold equates to a lower total purchase price of fuel on which our negotiated percentage revenue is determined. Our revenues, particularly in the over-the-road business, are also dependent, in part, on a flat fee derived from each fuel purchase transaction. Accordingly, in a soft fuel demand environment, which could be caused by a number of factors, including higher prices and domestic and global economic conditions, fewer transactions occur, resulting in less revenue to us. The factors that affect the demand for and supply of fuel are beyond our control and include general local, regional, or worldwide economic conditions, the demand for trucking and freight hauling services, fuel prices, the implementation of fuel efficiency standards, and legislation and regulation of greenhouse gases. Credit and other standards set by us can also limit demand for the purchase of fuel using our products. In addition, there is a trend toward the development by vehicle manufacturers, and adoption by our fleet customers and others, of vehicles with greater fuel efficiency or alternative fuel sources, such as electric, hydrogen, or natural gas powered vehicles, including hybrid vehicles. The continued adoption of alternative fuel and hybrid vehicles by our customers or others, an increase in the speed at which such adoption occurs, or any material increase in the use of alternative fuel vehicles in heavier duty vehicle fleets, such as over-the-road truck fleets, would lead to less gasoline or diesel fuels being sold and affect our financial performance. This trend could have a material adverse effect on our financial performance if we are unable to develop products and introduce them to the market to replace any decrease in revenue caused by any resulting decrease in the sale of gasoline or diesel fuels. For further information on any trend toward alternative fuel and hybrid vehicles and how legislation and regulation of greenhouse gases could affect our business, see Item 1A - Risk Factors - “Our failure to adapt to technological and industry changes and effectively implement new technology and products could materially affect our competitive position and our business.” and Item 1A - Risk Factors - “Legislation and regulation of, and private business actions related to, greenhouse gases (“GHG”) and related divestment and other efforts could adversely affect our business.”
On the supply side, disruptions to supply caused by factors such as geopolitical issues, war (such as the war between Russia and Ukraine), weather, environmental considerations, infrastructure, labor shortages, or economic conditions could also affect the amount of fuel purchased by our customers. To the extent that our customers require, or have access to, less fuel, the resulting decline in purchase volume or transactions could reduce our revenues, or any growth in our revenues, and have a material adverse effect on our business, financial condition and operating results.
Finally, revenue from our European fleet business is primarily derived from transactions in which our revenue is tied to the difference between the negotiated price of the fuel from the supplier and the price charged to the fleet customer. The merchant’s cost of fuel and the amount we charge to our fleet customer for fuel are dependent on several factors including, among others, the factors described herein affecting fuel prices. We experience fuel price related revenue contraction when the merchant’s cost of fuel increases at a faster rate than the fuel price we charge to our fleet customers, or the fuel price we charge to our fleet customers decreases at a faster rate than the merchant’s cost of fuel. If the foregoing scenarios exist or persist we would generate less revenue, which could have a material adverse effect on our business, financial condition, and operating results.
A decline in general economic conditions, including any potential recession, and in particular, a decline in demand for fuel, travel related services or health care services, and other business related products and services that we provide, adversely affects our business, operating results, and financial condition.
Our business and operating results are materially affected by general conditions in the economy, both in the U.S. and internationally. We generate a substantial part of our revenue based on the volume of purchases and other transactions we process and our business generally depends heavily upon the overall level of spending. Demand for our services has in the past been, and may in the future be, correlated with general economic conditions and the amount of business activity in the regional economies in which we operate, particularly in the U.S., Europe, the United Kingdom, Asia, Australia, and New Zealand. Unfavorable changes in economic conditions, which are typically beyond our control and include declining consumer confidence, increasing unemployment, a restructured or reduced workforce and business patterns, inflation, recession, changes in the political climate, war (including the war between Russia and Ukraine) or other changes, are generally characterized by reduced commercial activity and may lead to a reduction or plateau in spending by those whose spending directly or indirectly contributes to our revenues, resulting in reduced or stagnant demand for, or use of, our products and services, including fuel, travel related services, health care services, CDH accounts, accounts payables services, and other business related products and services by our customers or partners and our customers’ or partners’ customers. In addition, if the U.S. or global economy enters a recession, we may experience a decline in demand for our services and may have to decrease our pricing, all of which could have a material adverse impact on our financial results. The severity and length of time that any downturn in economic and financial market conditions may persist, as well as the timing, strength and sustainability of any recovery from such downturn, are typically unknown and are beyond our control. As a result, a sustained decline in general economic conditions in the U.S. or internationally could have a material adverse effect on our business, financial condition, and operating results.
We process transactions through the Mastercard and Visa networks through the financial services of WEX issuers and other third party licensed institutions. If any of these licensed institutions stop or are unable to provide these services to us, we would need to find other appropriate institutions to provide such services. In addition, if we fail to comply with the applicable requirements of Mastercard or Visa, they could seek to fine us, suspend us or terminate our license with them.
A significant source of our revenue comes from processing transactions through the Mastercard and Visa networks. Licensing with Mastercard and Visa is achieved through multiple WEX owned issuers and third party financial institutions. If these licensed entities should stop providing, or are otherwise unable to provide, services for any reason, or, in the case of a third party, provide services on materially less favorable terms, we would need to find other providers of those services.
Mastercard and Visa routinely update and modify their requirements. Changes in the requirements may make it significantly more expensive for us to maintain compliance with the conditions of a license. In addition we have agreed to deliver a certain percentage of our transaction volume in certain of our business areas to certain networks. If we do not comply with a network’s requirements, as the case may be, we could face additional costs, license suspensions or termination. Any suspension of relevant licenses could limit or eliminate our ability to provide Mastercard or Visa payment services, which would materially affect our operations and revenues. Further, regulatory changes or non-compliance of an issuer with regulatory requirements, could impair or require us to stop providing Mastercard or Visa payment services in the applicable jurisdictions. If we are unable to find a replacement provider, we may no longer be able to provide such payment processing services to our customers, which would materially affect our operations and have a material adverse effect on our business, financial condition and operating results.
Unpredictable events in the locations in which we or our customers operate, or elsewhere, including events such as the COVID-19 pandemic, may adversely affect our ability to conduct business and could impact our financial condition and operating results.
Unpredictable events, including events such as pandemics and public health crises like the COVID-19 pandemic, political unrest, war, including the war between Russia and Ukraine, terrorist attacks, power or technological failures, natural disasters or catastrophes (such as wildfires or hurricanes) and severe weather, including conditions arising from climate change, could interrupt our operations by causing disruptions in global markets, economic conditions, fuel supply or demand, travel and tourism, and the use of health care services. Such events, including, most recently, the war in the Ukraine and the COVID-19 pandemic, have triggered and could also trigger in the future, large-scale technology failures, delays, or security lapses as well as increased volatility or significant disruption of global financial markets. Such events, if continuing or significant, could affect our revenues, including by reducing the demand for our products and services, by limiting our ability to provide our services or by resulting in security or other issues to our technology systems and the information contained therein. As a result, such events could negatively impact our business, financial condition, and operating results, potentially materially.
Finally, we believe the COVID-19 pandemic has, in many respects, resulted in transformational change in business and consumer behavior, as well as the implementation by authorities and businesses around the world of numerous measures aimed at containing the virus, at various times, such as travel bans and restrictions, quarantines, shelter in place orders, business shutdowns, vaccination requirements, and mask mandates, among others. Even now that restrictions relating to the COVID-19 pandemic have substantially subsided within the regions in which we operate, we may continue to experience impacts to our business as a result of the virus’s global economic impact and its potential effect on the ways people and businesses conduct themselves, including fluctuations in demand for worldwide travel, workforce effects (such as difficulty recruiting, training, motivating and developing employees due to evolving health and safety requirements and protocols, changing worker expectations and talent marketplace variability regarding flexible work models), the availability of credit, impacts on our liquidity, continued governmental restrictions in certain geographies, and continued volatility in fuel demand and prices. The foregoing and any other continued effects on our business as a result of the COVID-19 pandemic and its aftermath could substantially impact our business, results of operations, financial condition, cash flows and our ability to service our indebtedness and generally heighten the risks in certain of the other risk factors described herein.
We have experienced and could continue to experience substantial credit and fraud losses and other adverse effects if we fail to adequately assess and monitor credit risks posed by our counterparties or if there continues to be fraudulent use of our payment cards or systems.
We are subject to credit risks posed by our counterparties, many of which are small-to mid-sized businesses. Because we often fund a counterparty’s entire receivable or payable, as the case may be, while our revenue is generated from only a small percentage of that amount, our risk of loss is amplified by a counterparty’s failure to pay. Although we use various formulas and models to screen potential counterparties and establish appropriate credit limits, these formulas and models cannot eliminate all potential credit risks and may not prevent us from approving applications that are fraudulently completed and submitted. Moreover, businesses that are good credit risks at the time of application may deteriorate over time and we may fail to detect such changes. In addition, in order to grow our business we may institute changes to our policies on the types and profiles of businesses to which we extend credit, which could also have an adverse impact on our credit losses. As an example, from time to time, such as during the recent supply chain slowdown, the freight industry experiences cycles that attract smaller, independent truckers to the market with lesser credit profiles. As the cycle of freight economics normalizes, these smaller, independent truckers may not be able to pay back the credit we have extended them, leading to increases in payment defaults. Further, in times of economic slowdown, the number of our counterparties who default on payments owed to us increases. Additionally, inflationary market conditions and rising interest rates have increased, and may continue to increase, the notional amount of receivables or payables we fund as well as our counterparty’s ability to pay.
Also, with respect to certain transactions with our counterparties, we bear, contractually or otherwise, the risk of substantial losses due to fraudulent use of our payment cards or payment systems. We also face risk of losses as a result of fraudulent acts of employees, merchants, or contractors. Our insurance coverage may be insufficient or limited and may not protect against those losses. Additionally, criminals use sophisticated illegal activities to target us, including “skimming”, counterfeit cards and accounts, and identity theft. A single, significant incident or a series of incidents of fraud or theft could lead to, among other things, increased overall levels of fraud; direct financial losses as a result of fraudulent activity; reputational harm; decreased desirability of our services; greater regulation; increased compliance costs; the imposition of regulatory sanctions; or significant monetary fines. During 2022, as the price of gasoline and diesel fuel increased and remained at elevated levels, those commodities became even more attractive targets for criminal and other enterprises, thus increasing our exposure to, and the notional amount of, fraud losses. Accordingly, if material fraud, as described above or otherwise, occurs or continues to occur, the result could be a material adverse effect on our business, financial condition and operating results.
In the year ended December 31, 2022, due to certain factors, including those described above, we incurred material credit and fraud losses, particularly in our Fleet Solutions segment, which increased substantially from 2021 to 2022. Although we have implemented numerous strategies to reduce the impact of credit loss and fraud, there can be no guarantee that these strategies will be successful to reduce the effect of credit loss and fraud on our business. Moreover, if our strategies do not work as intended, the Company may limit revenue and earnings growth. Accordingly, a failure to adequately manage our credit risks, or if economic conditions affect the businesses of our counterparties or of their customers, credit defaults could increase or if we experience material fraud losses our provision for credit losses on the statement of operations could be significantly higher, all of which could have a material adverse effect on our business, financial condition and operating results.
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
On July 1, 2022, WEX Bank became subject to the caps on debit card interchange fees set forth in the Durbin Amendment to the Dodd-Frank Act. Although, at present, the applicability of the Durbin Amendment to any prepaid or debit card products we have is minimal, the Durbin Amendment’s interchange fee caps may limit the growth prospects, viability or profitability of any such existing products or any such products we may want to develop in the future.
Increasing scrutiny and changing expectations from investors, customers and our employees with respect to our environmental, social and governance (ESG) practices may negatively affect our business and result in the decline of gasoline or diesel fuel use, result in additional costs or expose us to new or additional risks.
There have been efforts in recent years aimed at the investment community, including investment advisors, sovereign wealth funds, public pension funds, universities and other groups, promoting the divestment of equities issued by companies connected to fossil fuels as well as to pressure lenders and other financial services companies to limit or curtail activities with companies similarly connected. If these efforts are successful, and if our business is deemed to be sufficiently tied to the use of fossil fuels by such communities, our ability to access capital markets may be limited and our stock price may be negatively impacted.
Furthermore, institutional, individual, and other investors, proxy advisory services, regulatory authorities, consumers and other stakeholders continue to focus on sustainability practices with regard to the oil and gas industry, including practices related to greenhouse gases (GHG) and climate change. As we look to respond to evolving standards for identifying, measuring, and reporting ESG metrics, our efforts may result in a significant increase in costs and may nevertheless not meet investor or other stakeholder expectations and evolving standards or regulatory requirements, which may negatively impact our financial results, our reputation, our ability to attract or retain employees, our attractiveness as a service provider, investment, or business partner, or expose us to government enforcement actions, private litigation, and actions by stockholders or stakeholders. An increasing percentage of the investment community considers sustainability factors in making investment decisions, and an increasing number of entities consider sustainability factors in awarding business. If we are unable to appropriately address the concerns of these stakeholders, we may lose customers, partners, or merchants, our stock price may be negatively impacted, our reputation may be negatively affected, and it may be more difficult for us to effectively compete.

Our failure to adapt to technological and industry changes and effectively implement new technology and products could materially affect our competitive position and our business.
WEX is a global commerce platform, and as such we must constantly adapt and respond to the technological advances offered by our competitors, the requirements of our partners, customers, and potential partners, regulatory requirements and evolving industry standards and trends, such as the expected integration of EVs into mixed fleets. Our ability to attract new customers, increase net revenue from existing customers and create new, or replace existing, sources of revenue as trends such as EV develop, will depend in significant part on our ability to adapt to industry standards, anticipate trends and the magnitude at which such trends affect the market, and continue to enhance our platform and introduce new products and capabilities on a timely and secure basis to keep pace with technological developments and customer expectations. If we are unable to provide enhancements and new products, develop new capabilities that achieve market acceptance, innovate quickly enough to keep pace with rapid technological developments, or experience unintended consequences with enhancements we provide, our competitive position and our business, financial condition, and operating results could be adversely affected. In addition, customers may not adopt enhancements or new products we introduce or may not use them as intended. We may not be successful in developing modifications, enhancements, and improvements, in bringing them to market quickly or cost-effectively in response to market demands, or at modifying our platform to remain compliant with applicable legal and regulatory requirements The expansion of our platform, technological capabilities and service offerings also carry risks, including cost overruns, delays in delivery, and performance problems.

We may not realize or sustain the expected benefits from our cost and organizational operational efficiencies initiatives, and these efforts could have a material adverse effect on our business, financial condition, and operating results.
We have been and will be undertaking certain cost and organizational operational efficiencies, which are designed to streamline our organization, improve internal collaboration models, processes and automation, and enhance customer experiences, while supporting our productivity and business results. Our expectation is to capture $100 million in run rate operating cost efficiencies by the end of 2024. We expect to reinvest a portion of these efficiencies in further growth and optimization opportunities across the business. However, if we do not successfully manage and execute these initiatives, or if they are inadequate or ineffective, we may fail to meet our financial goals and achieve anticipated benefits, improvements may be delayed, not sustained or not realized and our business, operations and competitive position could be adversely affected. Even if we are able to achieve our anticipated run rate of efficiencies we may be unsuccessful in our attempts to reinvest them or we may not achieve the desired results. These initiatives, or our failure to successfully manage them, could result in unintended consequences or unforeseen costs, including distraction of our management and employees, attrition, inability to attract or retain key personnel, and reduced employee productivity, which could adversely affect our business, financial condition and operating results.
We operate in a highly competitive business environment. Such competition could adversely affect the fees we receive, our revenues and margins, and our ability to gain, maintain, or expand customer relationships, all on favorable terms.
We face and expect to continue to face competition in each of our segments from multiple companies offering or seeking to offer competing capabilities and services. Historically, we have been able to provide customers with a wide spectrum of services and capabilities and, therefore, we have not considered price to be the exclusive or even the primary basis on which we compete. As our competitors have continued to develop their service offerings, it has become increasingly more challenging for us to compete solely on the basis of superior capabilities, technology, customer integration or service and price has become an increasingly important decision factor for our customers. In some areas of our business we have been forced to respond to competitive pressures by reducing our fees and our margins. We have seen erosion of our historical profit margins as we encourage existing strategic relationships to sign long-term contracts. If these trends continue and if competition intensifies, our profitability may be adversely impacted.
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
We believe our employees, including our executive leadership team, are our most important resource. The market for workers and leaders of all skill levels in the workplace today, but especially in fintech, technology and other specialized areas, and in the geographic areas in which our operations are centralized, is intensely competitive. We may be unable to attract highly qualified and diverse employees as we grow, retain the individuals we employ, or, as the workplace undergoes a structural shift largely due to the pandemic, to attract other highly qualified and diverse employees, particularly if we do not offer employment terms, benefits and conditions that are competitive with the rest of the labor market. Failure to attract, hire, develop, motivate, and retain highly qualified and diverse employee talent; to meet our goals related to fostering an inclusive and diverse culture; to make successful hires to fill our leadership ranks and other positions; to maintain a corporate culture that fosters innovation, collaboration and inclusion; or to design and successfully implement flexible work models that meet the expectations of today’s employees and prospective employees, could disrupt our operations and adversely affect our business and our future success.
We may not be able to successfully execute on the portion of our growth strategy based on acquisitions.
We have been an active acquirer of assets and businesses, and, as part of our growth strategy, we expect to seek to continue to acquire businesses, commercial account portfolios and other assets in the future. We have substantially expanded our overall business, operating segments, customer base, headcount and operations through acquisitions. Our future growth and profitability depend, in part, upon our continued successful expansion within the business segments in which we currently operate and others that we may identify in the future. As part of our strategy to expand, we look for acquisition and investment opportunities and partnerships with other businesses that will allow us to increase our market penetration, technological capabilities, product offerings and distribution capabilities.
Any or all of the following risks could adversely affect our growth strategy, including that:
•we may not be able to identify suitable acquisition or investment candidates or acquire additional assets or businesses on favorable terms;
•we may compete with others to acquire assets or businesses or make certain investments, which competition may increase, and any level of competition could result in decreased availability or increased prices for acquisition candidates;
•we may compete with others for select acquisitions or investments and our competition may consist of larger, better-funded organizations with more resources and easier access to capital;
•we may experience difficulty in anticipating the timing and availability of acquisition or investment candidates;
•we may not be able to obtain the necessary funding, on favorable terms or at all, to finance any of our potential acquisitions; and
•we may not be able to generate cash necessary to execute our acquisition or investment strategy.
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

In evaluating and determining the purchase price for a prospective acquisition, we estimate, among other things, the future revenues and profits from that acquisition based largely on historical financial performance as well as any synergies that we believe we may benefit from as a result of the acquisition. Following an acquisition, we may not operate the acquired business as successfully as it was previously operated, or adequately address all of the risks uncovered during the due diligence process. We may also experience some attrition in the number of clients serviced by the acquired business, causing us to not achieve the forecasted revenues and profits from an acquisition or to not achieve the level of synergies that we anticipated when entering into an acquisition. Moreover, our due diligence review may not adequately uncover all of the contingent, undisclosed, or previously unknown liabilities or risks we may incur as a consequence of the acquisition, exposing us to potentially significant, unanticipated costs, as well as potential impairment charges. An acquisition may also subject us to additional regulatory burdens that may significantly affect our business in unanticipated and negative ways.

Further, an acquisition may require us to incur other charges, such as severance expenses, restructuring charges or change of control payments, and substantial debt or other liabilities, which may affect our financial condition. An acquisition may also cause adverse tax consequences or substantial depreciation and amortization or deferred compensation charges, may include substantial contingent consideration payments or other compensation that could reduce our earnings during the quarter in which incurred, or may not generate sufficient financial return to offset acquisition costs. These expenses, charges or payments, as well as the initial costs of integrating the personnel and facilities of an acquired business with those of our existing operations, may adversely affect our operating results.

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
Our investments, businesses, or operations (including through third parties) outside the United States may not produce desired levels of revenue or costs may be disrupted or affected by one or more of the factors listed above. Any further expansion of our international operations could impose substantial burdens on our resources, divert management’s attention from U.S. operations and otherwise harm our business.
Fluctuations in foreign currency exchange rates have affected and could continue to affect our financial results.
We earn revenues, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar. Such currencies (which currently number over 20 actively) include, but are not limited to, the Australian dollar, the Canadian dollar, the Euro, British Pound sterling, the Singapore dollar, and the New Zealand dollar. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues, income and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Realized and unrealized gains and losses on foreign currency transactions as well as the re-measurement of our cash, receivable and payable balances that are denominated in foreign currencies, are recorded directly in the consolidated statements of operation. Therefore, increases or decreases in the value of the U.S. dollar against other major currencies that we use to conduct our business have in the past and will continue to affect our revenues, net income and the value of balance sheet items denominated in those currencies. Volatility in foreign currency exchange rates, particularly fluctuations in the U.S. dollar against other currencies, could have a material adverse effect on our business, financial condition, and operating results.
As a non-bank custodian of HSA assets, WEX Inc.’s failure to adequately place and safeguard our custodial assets, or the failure of any of our depository partners, which include WEX Bank, could have a material adverse effect on our business.
As a non-bank custodian, WEX Inc. relies on various federally insured depository partners, including WEX Bank, to hold custodial cash assets. If any material adverse event were to affect one or more of these depository partners, including a significant decline in financial condition, a decline in the quality of service, loss of deposits, inability to comply with applicable banking and financial services regulatory requirements, systems failure, or its inability to return principal or pay interest thereon, our business, financial condition, or results of operations could be materially and adversely affected. In addition, if WEX Inc. were required to change depository partners, we could not accurately predict the success of such change or that the terms of our agreements with such new depository partners would be on equal or better terms as the agreements we have with our current depository partners.
We have incurred, and may incur in the future, impairment charges on goodwill or other intangible assets.
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
If we determine the fair value of the reporting units is less than their carrying value as a result of the annual or interim goodwill tests, or the carrying value of our definite-lived intangible asset exceeds the undiscounted cash flows generated from the use of the asset, an impairment loss may be recognized. Any such write-down would adversely affect our results of operations. For example, during the third quarter of 2022, we recognized an impairment charge of $136.5 million to our Fleet Solutions segment. While our annual goodwill impairment test performed as of October 1, 2022 identified no further impairments and we currently believe that the fair values of our reporting units exceed their respective carrying values and that our goodwill will contribute indefinitely to the cash flows of the Company, unforeseen events, changes in circumstances and market conditions and differences in estimates of future cash flows could adversely affect the fair value of our assets and could result in future impairment charges. In addition, while we believe that the expected future cash flows to the Company resulting from the use of our definite-lived intangible assets exceeds the carrying value of such assets, material changes in business strategy, customer attrition in excess of expectations, or technological obsolescence could result in impairment losses and/or an acceleration of amortization expense.
The Company is, and may in the future become, involved in various claims, investigations, and legal proceedings, some of which could have a material adverse effect on our business, financial condition or results of operations.
The Company is subject to legal proceedings and claims in the ordinary course of business and may become involved in legal proceedings that could be material. These proceedings may include, without limitation, commercial or contractual disputes, personal injury claims, stockholder claims, and employment matters. Such proceedings and claims could have a material adverse impact on our financial statements. Legal proceedings are inherently uncertain and there is no guarantee that we will be successful in defending ourselves in any such proceedings, or that our assessment of the materiality of these matters and the likely outcome or potential losses and established reserves will be consistent with the ultimate outcome of such matters. The types of claims made in such proceedings may include claims for compensatory damages, punitive and consequential damages, specific performance and/or other injunctive or declaratory relief. We may incur significant expenses in defending ourselves in any proceedings and may be required to pay damage awards or settlements or become subject to equitable remedies that adversely affect our operations and financial statements. Moreover, any insurance or indemnification rights that we may have may be insufficient or unavailable to protect us against such losses. Responding to litigation, claims, proceedings, inquiries, and investigations, even those that are ultimately non-meritorious, requires us to incur significant expense and devote significant resources, and may generate adverse publicity that damages our reputation, resulting in an adverse impact on our business, financial condition, and operating results.
If we fail to adequately protect our proprietary rights, our competitive position could be impaired and we may lose valuable assets, generate reduced net revenue, and incur costly litigation to protect our rights.

Our success depends, in part, upon protecting our proprietary information and technology. We rely on a combination of patents, copyrights, trademarks, service marks, trade secret laws, and contractual restrictions to establish and protect our proprietary rights. The steps we take to protect our intellectual property, however, may be inadequate. Our currently issued patents and trademarks and any patents or trademarks that may be issued in the future with respect to pending or future applications may not provide sufficiently broad protection, or they may not prove to be enforceable in actions against alleged infringers. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property.

Despite our precautions, it may be possible for unauthorized third parties to copy our global commerce platform, or certain aspects of our platform, and use information that we regard as proprietary to create products that compete with our platform. Some license provisions protecting against unauthorized use, copying, transfer, and disclosure of our platform, or certain aspects of our platform, may be unenforceable under the laws of certain jurisdictions and foreign countries.
Risks Related to WEX Bank
The loss or suspension of WEX Bank's industrial loan charter or changes in applicable regulatory requirements could be disruptive to certain of our operations, increase costs and increase competition.
WEX Bank is a Utah industrial bank that operates under an industrial loan charter (ILC). WEX Bank is also an FDIC-insured depository institution. Deposits issued by WEX Bank are currently used to support and fund substantially all of the U.S. and Canadian operations in our Fleet Solutions segment and a substantial portion of the global operations of our Travel and Corporate Solutions segment. WEX Bank's ILC enables it to issue certificates of deposit, accept money market deposits and borrow on federal funds lines of credit from other banks, which we believe provides us access to lower cost funds than many of our competitors, thus helping us to offer competitive products to our customers.
WEX Bank operates under a uniform set of state lending laws, and its operations are subject to extensive state and federal regulation. WEX Bank’s primary regulators are the Utah DFI and the FDIC; however WEX Inc. is not currently subject to the federal Bank Holding Company Act due to WEX Bank’s status as an industrial bank. Continued licensing and federal deposit insurance are subject to ongoing satisfaction of compliance and safety and soundness requirements. Adverse changes to its ILC could impact WEX Bank’s ability to operate and/or attract funds or limit our ability to provide competitive offerings to our customers. If industrial loan charters were eliminated or if changes to such charters limited or effectively prohibited us from operating as we currently operate, without our operations being “grandfathered”, we would either need to outsource our credit support activities or perform these activities ourselves, which would subject us to the credit laws of each individual state in which we conduct business. In addition, WEX Inc. might then become subject to or affected by the Bank Holding Company Act. Furthermore, we could not be a Mastercard and/or Visa issuer and would have to work with another financial institution to issue the product or otherwise sell the portfolio. Any such changes would be disruptive to our operations and could result in significant incremental costs and reduce or eliminate any perceived or actual competitive advantage, resulting in a material adverse effect on our business, financial condition and operating results. In addition, changes in the bank regulatory environment, including the implementation of new or varying measures or interpretations by the State of Utah or the federal government, may significantly affect or restrict the manner in which we conduct business in the future, could subject us to greater regulatory oversight requirements or could create a default under our Amended and Restated Credit Agreement.

WEX Bank is subject to extensive supervision and regulation that could restrict our activities and impose financial requirements or limitations on the conduct of our business and limit our ability to generate income.
WEX Bank is subject to extensive federal and state regulation and supervision, including that of the FDIC, the CFPB, and the Utah DFI. Banking regulations are primarily intended to protect depositors, depositors’ funds, federal deposit insurance funds and the banking system as a whole, not shareholders or noteholders. These regulations affect our payment operations, capital structure, investment practices, dividend policy, and growth, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, consent orders with regulatory agencies, damages, civil money penalties or reputational damage, or other written orders, any of which could have a material adverse effect on our business, financial condition and operating results. While we have policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. For example, WEX Bank is working to resolve matters with the FDIC and the UDFI, including with respect to a consent order issued by the FDIC and the UDFI (the “Consent Order”) on May 6, 2022. The Consent Order requires WEX Bank to strengthen its Bank Secrecy Act/anti-money laundering compliance program and to address related matters, including with respect to controls. The terms of the Consent Order will remain in effect and be enforceable until they are modified, terminated, suspended or set aside by the FDIC and the UDFI. The matters identified are not expected to have a material adverse effect on our results of operations, financial condition or cash flows. The U.S. Congress, federal regulatory agencies and state legislatures and regulatory agencies frequently revise banking and securities laws, regulations and policies. We cannot predict whether, or in what form, any other proposed regulations or statutes will be adopted or the extent to which our business may be affected by any new regulation or statute. Such changes could subject our business to additional costs, limit the types of financial services and products we may offer and increase the ability of non-banks to offer competing services and products, among other things.
Volatility or adverse conditions in the economy or credit or other financial markets may have a negative impact on WEX Bank’s ability to attract and retain deposits.
Volatility or adverse conditions in the economy or credit or other financial markets may limit WEX Bank’s ability to attract and retain deposits at a time when it would like or need to do so. In addition, a significant credit rating downgrade, material capital market disruptions, significant reductions to or withdrawals of HSA cash assets, or significant withdrawals by depositors at WEX Bank, among other things, could impact our ability to maintain adequate liquidity and impact our ability to provide competitive offerings to our customers. Further, any such limitation on the availability of deposits to WEX Bank could have an impact on our ability to fund our customers’ purchases, which could have a material adverse effect on our business, financial condition, and operating results.
In an environment of increasing interest rates and changes in the deposit market, WEX Bank’s cost of capital has increased and may continue to increase.
WEX Bank uses collectively brokered and non-brokered deposits, including certificates of deposit and interest-bearing money-market deposits, in addition to custodial HSA cash assets to finance its operations, which primarily involves financing payments on behalf of our customers. Certificates of deposit carry fixed interest rates from issuance to maturity, which vary and are relatively short term in duration. The interest-bearing money market deposits are issued at both fixed and variable rates. Upon maturity, the deposits will likely be replaced by issuing new deposits to the extent that they are needed. In the rising interest rate environment, WEX Bank has not been able to replace maturing deposits with deposits that carry the same or lower interest rates. Therefore, rising interest rates would result in reduced net income to the extent that certificates of deposit and interest-bearing money market deposits mature and are replaced with deposits that carry higher interest rates and we are otherwise unable to, or decide not to, increase the fees we otherwise receive under contracts or find or use alternative cost effective sources of funds, such as HSA cash depository assets. Rising interest rates could also therefore limit our ability to offer competitive product offerings to our customers. In addition, the interest that WEX Bank pays on HSA cash assets could increase if interest rates rise, thereby affecting our revenues from being a depository institution with respect to these funds.
WEX Bank is subject to funding risks associated with its reliance on brokered deposits.
As of December 31, 2022, the most recent FDIC exam report categorized WEX Bank as “well capitalized” under the regulatory framework for prompt corrective action. Under applicable regulations, however, if WEX Bank were to be no longer categorized as “well capitalized” under such framework, it would not be able to finance its operations through the acceptance of brokered deposits without the approval of the FDIC and/or could be subject to rate cap on the deposits. WEX Bank’s inability to accept brokered deposits, or a loss of a significant amount of its brokered deposits, could adversely affect its liquidity and therefore its ability to support and fund the Company’s operations it currently supports and funds. Additionally, such circumstances could require WEX Bank to raise deposit rates in an attempt to attract new deposits, or to obtain funds through other sources at higher rates, which would affect the Company’s ability to offer competitive products to our customers in our segments served by WEX Bank and would have a material adverse effect on our business, financial condition, and operating results.
WEX Bank is subject to regulatory requirements that have in the past, and may in the future, require us to make capital contributions to WEX Bank or that may restrict WEX Bank’s ability to make cash available to WEX Inc.
WEX Bank is subject to a number of regulatory requirements and, among other requirements, must maintain minimum amounts of regulatory capital. If WEX Bank does not meet these regulatory requirements, including the capital requirements, its regulators have broad discretion to institute a number of corrective actions that could have a direct material effect on our financial condition. WEX Bank, as an institution insured by the FDIC, must maintain certain capital ratios, paid-in capital minimums and adequate allowances for loan losses. Under the Dodd-Frank Act, we are also required to serve as a source of financial strength for WEX Bank. If WEX Bank were to fail to meet any of the capital requirements to which it is subject, or if required under Dodd-Frank’s source of strength requirements, we may be forced to provide WEX Bank with additional capital, which could impair our ability to service our indebtedness or may not be permitted under the terms of our Amended and Restated Credit Agreement. For example, in 2022, due to the unprecedented pace at which fuel prices increased, WEX Inc. provided WEX Bank with additional equity in order for WEX Bank to maintain its minimum required amounts of regulatory capital.
Moreover, substantially all of the transactions of, and therefore the revenues derived from, the U.S. and Canadian operations of our Fleet Solutions segment and the global operations of our Travel and Corporate Solutions segment flow through WEX Bank. Due to the applicable regulatory regime, WEX Bank is limited in the ways it can transfer its cash or other assets to WEX Inc. One of the primary methods by which funds are transferred to WEX Inc. is through the payment of a dividend by WEX Bank to us. The other primary method is through the Master Service Agreement. For a more detailed discussion of the Master Service Agreement, see Part I - Item 1. Business - Regulation - United States - Restrictions on Intercompany Borrowings and Transactions.
However, WEX Bank is subject to various regulatory requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums and other payments. Further, a banking regulator may determine that the payment of dividends or other payments, including payments under the Master Service Agreement, would be inappropriate and could impose other conditions on the payment of dividends or such other payments or even prohibit their payment. Accordingly, WEX Bank may be unable to make any, or may only be able to make limited amounts, of its cash or other assets available to us, which could affect our ability to service our indebtedness, make acquisitions, enhance product offerings, or fund corporate needs, among other things, any of which could have a material adverse effect on our business, financial condition, and operating results. For a further discussion of certain regulatory matters affecting WEX Bank’s ability to make cash available to WEX Inc., see, Part I - Item 1. Business - Regulation - United States - General Regulation, Supervision and Examination of WEX Bank; Restrictions on Intercompany Borrowings and Transactions; and Restrictions on Dividends.
If WEX Bank fails to meet certain criteria, WEX Inc. may become subject to regulation under the Bank Holding Company Act, which could force us to divest WEX Bank or become a Bank Holding Company or cease all of our non-banking activities, which could have an adverse effect on our revenue and business or could create a default under our Amended and Restated Credit Agreement.
WEX Bank currently meets the criteria for exemption of an industrial bank from the definition of “bank” under the Bank Holding Company Act. The elimination of this exemption, the effects of any potential or pending legislation which could affect the exemption in general or as it applies to or affects WEX Bank, or WEX Bank’s failure to qualify for this exemption in the future, could cause us to become subject to regulation under the Bank Holding Company Act or have other negative impacts. This, in turn, could result in WEX Inc.’s need to divest WEX Bank or become a Bank Holding Company and to possibly cease certain non-banking activities that may be impermissible for a Bank Holding Company and could create a default under our Amended and Restated Credit Agreement. Alternatively, if we were to become a Bank Holding Company this could have other adverse effects including an increase to our compliance costs, or making WEX Inc a less attractive investment. Failure to qualify for or the elimination of this exemption or the effects of any legislation affecting industrial banks could thus have an adverse effect on our revenue and business. For additional information of how the loss of our status as an industrial bank could affect our business, please see Item 1A - Risk Factors - “The loss or suspension of WEX Bank's industrial loan charter or changes in applicable regulatory requirements could be disruptive to certain of our operations, increase costs and increase competition.”

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
At December 31, 2022, we had approximately $2,724.8 million of debt outstanding, net of unamortized debt issuance costs and debt discount, including $202.6 million in current liabilities. Such amounts outstanding include obligations under (i) our Convertible Notes, (ii) our Amended and Restated Credit Agreement, which consists of a tranche A term loan facility, a tranche B term loan facility, and a secured revolving credit facility, and (iii) our securitized and participation debt. In addition to our outstanding debt, as of December 31, 2022, we had outstanding letters of credit of $31.1 million issued under our Amended and Restated Credit Agreement. We have additional indebtedness in the form of deposits held by WEX Bank and other liabilities outstanding.
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
We may also incur substantial additional indebtedness in the future. The Convertible Notes were issued in July 2020, and consist of $310.0 million in initial aggregate principal amount in notes to an affiliate of Warburg Pincus LLC (together with its affiliated entities, “Warburg Pincus”) in a private placement. Under the terms of the Convertible Notes, we may elect to satisfy our bi-annual interest payment obligations through the payment of interest in cash or by increasing the principal amount of the Convertible Notes by an amount equal to any interest we elect to satisfy in kind. As a result, the outstanding principal amount of the Convertible Notes may increase over time. Although, as of the date of this filing, the Company has met its interest payment obligations through the payment of cash, there can be no assurance we will continue to do so in the future. Finally, we had $898.9 million of available borrowing capacity remaining under the revolving credit facility of the Amended and Restated Credit Agreement as of December 31, 2022. We are also permitted under our credit facilities to incur additional indebtedness, subject to specified limitations, including compliance with covenants contained in our Amended and Restated Credit Agreement. If new debt is incurred under any circumstance, the associated risks faced by the Company, such as those set forth above, could intensify.
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
In addition, the Amended and Restated Credit Agreement requires that we meet certain financial covenants, including a consolidated EBITDA to consolidated interest charge coverage ratio and a consolidated leverage ratio, as described in Item 8, Note 16, Financing and Other Debt. The Amended and Restated Credit Agreement also contains various affirmative and negative covenants that, subject to certain customary exceptions, restrict our ability to, among other things, create liens over our property, incur additional indebtedness, enter into sale and lease-back transactions, make loans, advances or other investments, make non-ordinary course asset sales, declare or pay dividends or make other distributions with respect to equity interests, change the nature of our business, enter into certain agreements which restrict our ability to pay dividends or other distributions or create liens on our property, transact business with affiliates and/or merge or consolidate with any other person.
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
Fluctuations in interest rates could materially affect the interest expense on our Amended and Restated Credit Agreement and any other contingent payment.
Because a significant portion of our debt under the Amended and Restated Credit Agreement bears interest at variable rates, increases in interest rates could materially increase our interest expense. Under our Amended and Restated Credit Agreement, we had $2.3 billion of indebtedness outstanding at December 31, 2022, of which approximately 33 percent was at variable interest rates for which we had not entered into interest rate swap agreements to fix the future interest payments and reduce interest rate volatility. An increase in interest rates would increase the cost of borrowing under that portion of our Amended and Restated Credit Agreement. As of December 31, 2022, outstanding interest rate swap contracts are intended to fix the future interest payments associated with $1.6 billion of the $2.3 billion of outstanding borrowings under the Amended and Restated Credit Agreement. However, these swap agreements expire at various points prior to the maturity of the Amended and Restated Credit Agreement. If we are able to enter into new swap agreements, such agreements might fix a portion of our interest payments at a rate higher than the expired swaps. Moreover, any swaps we enter into may not effectively mitigate the risk of increasing interest rates.
Our Amended and Restated Credit Agreement uses LIBOR as a reference rate for our term loans and revolving credit facility, such that the interest due pursuant to such loans may be calculated using LIBOR (subject to a stated minimum value). On July 17, 2017, the United Kingdom’s Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that it intended to stop encouraging or compelling banks to submit rates for the calibration of LIBOR by the end of 2021. After December 31, 2021, the ICE Benchmark Administration, the administrator of LIBOR, with the support of the United States Federal Reserve and the FCA, ceased publication of LIBOR for the one week and two month LIBOR tenors, and on June 30, 2023, will cease publishing LIBOR for all other LIBOR tenors, including the LIBOR tenors that we use. LIBOR’s phaseout could cause LIBOR to perform differently than in the past or cease to exist. In June 2017, the Alternative Reference Rates Committee selected the Secured Overnight Financing Rate (“SOFR”), a new index calculated by reference to short-term repurchase agreements backed by Treasury securities, as its preferred replacement for U.S. dollar LIBOR. At this time, it appears that SOFR will attain broad market acceptance as a replacement for LIBOR; however, there may be segments of the market that may opt to utilize other alternative reference rates as various industry organizations are evaluating alternatives to SOFR. As such, the future of LIBOR and the potential alternatives continue to be uncertain. If LIBOR is no longer available after June 2023 or if lenders incur increased costs due to the phase-out of LIBOR or changes in law, we may suffer from potential increases in interest rate costs on our floating debt rate and our hedging arrangements may not perform as expected.
The Company continues to take steps to identify and assess the potential impact of the prospective cessation of LIBOR publication. Some of the Company’s financial instruments have been moved to reference rates other than LIBOR. However, as of December 31, 2022, approximately $1.6 billion in notional value of our swap agreements and the approximately $2.3 billion outstanding under our Amended and Restated Credit Agreement use LIBOR tenors for which publication ceases in June 2023. To address the transition away from LIBOR, our Amended and Restated Credit Agreement, which was executed in 2021, as well as the affected swap agreements, contain provisions that provide for the transition of the reference rate from LIBOR to SOFR under certain circumstances. We anticipate seeking an amendment to our Amended and Restated Credit Agreement, the variable rate loans thereunder, and/or our swap agreements prior to June 30, 2023 to more fully effectuate the shift to SOFR, including a potential credit spread adjustment, which may have the adverse effects set forth above.
In addition, the purchase agreement by which WEX Inc. purchased certain contractual rights to serve as custodian or sub-custodian to certain HSAs from HealthcareBank includes certain potential additional consideration payable annually that is calculated on a quarterly basis and is contingent, and based, upon any future increases in the Federal Funds rate. Due to the recent increases in the Federal Funds rate and assuming no further changes to the Federal Funds rate as of December 31, 2022, however, the Company expects that it will incur the full $225 million. If the Federal Funds rate decreases below certain rates between December 31, 2022 and December 31, 2030, the Company may incur less than the full $225 million; however, the Company is currently unable to determine or predict whether such decreases will occur. For more information, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.
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
Our operations are subject to substantial regulation both domestically and internationally. In addition, there are often new regulatory efforts, which could result in significant constraints and may impact our operations. These existing and emerging laws and regulations can make the expansion or operations of our business very difficult and negatively impact our revenue or increase our compliance costs. Failure to comply with applicable laws or regulations may result, among other things, in the suspension or revocation of licenses or registrations, the limitation, suspension or termination of services, and/or the imposition of civil and criminal penalties, including fines. Among the regulations that impact us or could impact us are those governing: interchange rates, interest rate and fee restrictions, credit access and disclosure requirements, collection and pricing requirements, compliance obligations, data security and data breach requirements, identity theft avoidance programs, health care mandates, the cost and scope of public and private health insurance coverage, and anti-money laundering compliance programs. We also often must obtain permission from government regulators to conduct business in new locations or in connection with the transfer of licenses for businesses that we acquire. Changes to these regulations, including expansion of consumer-oriented regulation to business-to-business transactions, could materially adversely affect our operations, financial condition and results of operations and could further increase our compliance costs and limit our ability to expand to new markets.
We also conduct business with other highly regulated businesses such as banks, payment card issuers, and health insurance providers. These industries are subject to significant potential new regulations, laws, or reforms that could negatively affect these businesses, their ability to maintain or expand their products and services, and the costs associated with doing so. Any such developments could also negatively impact our business and operations.
Our business is subject to a wide variety of laws, rules, regulations and government policies under the Dodd-Frank Act, which may have a significant impact on our business, results of operations and financial condition.
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, generally resulted in increased government regulation and supervision of our business, including in the regulation of derivatives, capital market activities, consumer finances and certain requirements relating to executive compensation. In particular, the Dodd-Frank Act established federal oversight and regulation of the over-the-counter derivatives market and entities that participate in that market. Derivatives regulations have added costs to our business, and any additional requirements, such as future registration requirements or increased regulation of derivative contracts, may add additional costs or may require us to change any fuel price, currency and interest rate hedging practices we may then use to comply with new regulatory requirements. Additionally, we are required to pay to the lenders under the Amended and Restated Credit Agreement, any increased costs associated with the Dodd-Frank Act and other changes in laws, rules or regulations, subject to the terms of the Amended and Restated Credit Agreement.
The Dodd-Frank Act also created the CFPB to regulate the offering of consumer financial products or services under the federal consumer financial laws. The CFPB assumed rulemaking authority under the existing federal consumer financial protection laws, and enforces those laws against and examines certain non-depository institutions and insured depository institutions with total assets greater than $10 billion and their affiliates. In addition, the CFPB was granted general authority to prevent covered persons or service providers from committing or engaging in unfair, deceptive or abusive acts or practices under federal law in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service. The CFPB is also engaged in rulemaking and regulation of the payments industry, in particular with respect to prepaid cards. The extensive nature of these types of regulations and the implementation dates for any such additional rulemaking may result in additional compliance obligations and expense for our business and our customers. The CFPB also has broad rulemaking authority for a wide range of consumer protection laws, which it has exercised as described in Item 1 under the heading “Regulation - United States - The Dodd-Frank Act, Consumer Financial Protection Bureau, Federal Trade Commission Act, and Unfair or Deceptive Acts or Practices and Unfair, Deceptive or Abusive Acts or Practices Laws.” It is unclear what future regulatory changes may be promulgated by the CFPB and what effect, if any, such changes would have on our business and operations.
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

WEX Inc. and its U.S. subsidiaries are also subject to the Federal Trade Commission Act and similar state laws and regulations, which prohibit unfair or deceptive acts or practices in or affecting commerce. The Federal Trade Commission Act applies to all businesses operating in the United States, and WEX Bank is subject to FDIC jurisdiction as it relates to the Federal Trade Commission Act.
Compliance with anti-money laundering laws and regulations creates additional compliance costs and reputational risk.
The applicable laws and regulations in the various jurisdictions in which WEX operates impose significant anti-money laundering compliance and due diligence obligations on the local entities, including WEX Bank, WEX Payments, Inc., Optal Financial Europe Limited, and Optal Financial Limited, as well as our other regulated subsidiaries. We must verify the identity of customers, monitor and report unusual or suspicious account activity, as well as transactions involving amounts in excess of prescribed limits, and refrain from transacting with designated persons or in designated regions, in each case as required by the applicable laws and regulations (such as the Bank Secrecy Act and regulations of the United States Treasury Department and the Internal Revenue Service regulations in the United States, and the Money Laundering and Terrorist Financing Regulations 2019 in the U.K). For example, WEX Bank has entered into the Consent Order with the FDIC and the UDFI, which requires WEX Bank to strengthen its Bank Secrecy Act/anti-money laundering compliance program and to address related matters, including with respect to controls. For additional information with respect to the Consent Order and other matters the Bank has with the FDIC and the UDFI please see Item 1A - Risk Factors - “WEX Bank is subject to extensive supervision and regulation that could restrict our activities and impose financial requirements or limitations on the conduct of our business and limit our ability to generate income.” Financial regulators have issued various implementing regulations and have made enforcement a high priority. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could result in the imposition of fines or penalties and other serious legal and reputational consequences, including restrictions on regulated subsidiaries’ ability to take on new business, which may impact our business, financial condition, and operating results.
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
The expansion of certain regulations could negatively impact our business in other geographies or for other products. Rules and regulations concerning interchange and business operations regulations, for example, may differ from country to country, which adds complexity and expense to our operations. These varying and increasingly complex regulations could limit our ability to globalize our products and could significantly and adversely affect our business, financial condition and operating results.
Regulations and industry standards intended to protect or limit access to personal information could adversely affect our ability to effectively provide our services, impose significant compliance burdens, and expose us to liability for security incidents involving personal information.
Practices regarding the collection, use, storage, transmission and security of personal information by companies operating over the internet have recently come under increased public scrutiny. Governmental bodies in the United States and abroad have adopted, or are considering the adoption of, laws and regulations restricting the transfer of, and requiring safeguarding of, personal information. For example, in the United States, all financial institutions must undertake certain steps to ensure the privacy and security of consumer financial information. In April 2022, a final rule jointly issued by several U.S. federal banking regulators became effective that requires banking organizations to notify their primary federal regulators within 36 hours of certain computer security incidents. The California Consumer Privacy Act, or CCPA, imposes additional restrictions on the collection, processing and disclosure of personal information. The Virginia Consumer Data Protection Act became effective on January 1, 2023, and Colorado, Connecticut and Utah have adopted their own comprehensive privacy laws, all of which will take effect in 2023. Several other states are considering privacy legislation. In Europe and the United Kingdom, the General Data Protection Regulation (commonly referred to as GDPR) also requires additional privacy protections and applies to all companies processing data of EU residents, regardless of the company’s location. In connection with providing services to our clients, we are required by regulations and arrangements with payment networks and certain clients to provide assurances regarding the confidentiality and security of personal information and other confidential data. These arrangements require periodic audits by independent companies regarding our compliance with industry standards such as payment card industry standards and also allow for similar audits regarding best practices established by regulatory guidelines. The compliance standards relate to our infrastructure and operational procedures designed to safeguard the confidentiality and security of personal information received from our customers. Our ability to maintain compliance with these standards and satisfy these audits will affect our ability to attract and maintain business in the future. If we fail to comply with these regulations, we could be exposed to suits for breach of contract or to governmental enforcement proceedings. In addition, our client relationships and reputation could be harmed, and we could be inhibited in our ability to obtain new clients. If more restrictive privacy laws or rules are adopted by authorities in the future on the federal or state level, our compliance costs may increase, our opportunities for growth may be curtailed by our compliance capabilities or reputational harm and our potential liability for security and data privacy breaches may increase, all of which could have a material adverse effect on our business, financial condition and operating results.
Changes in our tax rates, the adoption of new U.S. or international tax legislation or exposure to additional tax liabilities could affect our future results.
We are subject to taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in determining our global provision for income taxes, deferred tax assets or liabilities and in evaluating our tax positions on a worldwide basis. Our future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or changes in tax laws or their interpretation. Changes in tax laws and regulations, as well as changes and conflicts in related interpretations and other tax guidance, could materially impact our tax receivables and liabilities and our deferred tax assets and deferred tax liabilities. Any of these changes could have a material adverse effect on our profitability. The Tax Cuts and Jobs Act of 2017, CARES Act of 2020, and the Inflation Reduction Act of 2022 significantly changed the U.S. Internal Revenue Code, including taxation of U.S. corporations, by, among other things, reducing the federal corporate income tax rate, limiting interest deductions, altering the expensing of capital expenditures, imposing a 1 percent excise tax on share repurchases and enacting a new corporate alternative minimum tax. We are also subject to the examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for taxes. There can be no assurance that the outcomes from these examinations will not materially adversely affect our financial condition and operating results.
We urge our stockholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.
As a non-bank custodian WEX Inc. is subject to regulation and noncompliance could render it unable to maintain its non-bank custodian status.
As of December 31, 2022, WEX Inc. is the passive non-bank custodian, under designation by the U.S. Department of the Treasury, of approximately $4.5 billion in HSA assets, approximately $1.1 billion of which were in investment funds for individual HSA holders at a third-party brokerage firm, and approximately $3.45 billion of which were in cash and have been placed with various depository institutions.
As a non-bank custodian, WEX Inc. is required to comply with the provisions of Treasury Regulations Section 1.408-2(e) (the “Treasury Regulations”), including the net worth and administration of fiduciary duties requirements, among other requirements. If WEX Inc. should fail to comply with the Treasury Regulations, including the net worth and administration of fiduciary duties requirements, such failure would materially and adversely affect its ability to maintain its current custodial accounts and to grow by adding additional custodial accounts, and it could result in the institution of procedures for the revocation of its authorization to operate as a non-bank custodian, any or all of which could materially adversely affect our business, financial condition, or results of operations. Additionally, revocation of WEX Inc.’s status as a non-bank custodian would affect our ability to earn revenues from certain custodial assets, which could have a material adverse effect on our business, financial condition and operating results.
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
Our employees and agents interact with government officials on our behalf, including as necessary to obtain licenses and other regulatory approvals necessary to operate our business. We also have a number of contracts with third-parties that are owned or controlled by foreign governments. These interactions and contracts create a risk of unauthorized payments or offers of payments by one of our employees or agents that could be in violation of the FCPA, UKBA or other similar laws, and we could be held liable for such unauthorized actions taken by our employees or agents.
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
We are aware of the increasing focus of local, state, regional, national and international regulatory bodies on GHG emissions and climate change issues. Legislation to regulate GHG emissions has periodically been introduced in the U.S. Congress, and there has been a wide-ranging policy debate, both in the U.S. and internationally, regarding the impact of these gases and possible means for their regulation. The Biden Administration has made climate change and the limitation of GHG emissions one of its initial and primary objectives. For example, in January 2021, U.S. President Biden signed a number of executive orders with respect to GHGs, including one recommitting the United States to the Paris Agreement, pursuant to which nearly 200 nations have committed to reduce global emissions. Several states and geographic regions in the U.S. have adopted legislation and regulations to reduce emissions of GHGs. Additional legislation or regulation by these states and regions, the U.S. Environmental Protection Agency, and/or any international agreements to which the U.S. may become a party, that control or limit GHG emissions or otherwise seek to address climate change could adversely affect our partners’ and our merchants’ operations. Finally, private businesses, including vehicle manufacturers, are increasingly taking proactive steps to control or limit GHG emissions, including by producing and/or purchasing and using for their businesses vehicles that operate fully using alternative fuels or hybrid electric vehicles. Many auto and truck manufacturers have announced plans to electrify large portions of their fleet over the next decade and the trend toward use of hybrid electric vehicles continues to grow. Because our business is currently heavily reliant on the level of transactions involving gasoline and diesel fuels, existing or future laws or regulations or business actions related to GHGs and climate change, including incentives to conserve energy or use alternative energy sources, could have a negative impact on our business if any of the same serve to reduce demand for gasoline and diesel fuels and we do not or are unable to develop products or relationships to adapt to such potential events. For further information on how the increase in usage of alternative fuels in vehicles affects our business, please see Item 1A - Risk Factors - “A significant portion of our revenue is generated by the purchase and sale of gasoline and diesel fuel by or through our customers and from our fuel retailer partners, and, as a result, a reduction in the demand for or supply of gasoline and/or diesel fuel and/or volatility in such fuel prices could have a material adverse effect on our business, financial condition, and operating results.”
Risks Related to our Dependence on Technology
We regularly experience cyberattacks and expect they will continue in the future. We may not be able to adequately protect our information systems, including the data we collect, which could subject us to liability and damage our reputation. Our efforts to implement robust security measures and comply with applicable data privacy laws are costly and time-consuming and they cannot provide absolute security against cyberattacks, security breaches or unauthorized access.
Increased global cybersecurity vulnerabilities and threats and more sophisticated and targeted cyber-related attacks pose an ongoing risk to the security of our information systems and networks. We regularly experience cyberattacks and expect they will continue in the future. We have not experienced a material loss from such an attack to date but could suffer such a loss in the future.
We collect and store sensitive data about third parties, including healthcare related information, bank account information, and spending data. We are expected to keep this information in our confidence. The information we collect often includes social security numbers and tax identification numbers. As a result of applicable laws, we are required to take commercially reasonable measures to prevent and mitigate the impact of cyberattacks, as well as the unauthorized access, acquisition, release and use of personal information, such as social security numbers. While social security numbers and tax identification numbers constitute only a part of the data we keep, in the event of a security breach we are required to determine the types of information compromised and determine corrective actions and next steps under applicable laws, which requires us to expend capital and other resources to address the security breach and protect against future breaches. In addition, as outsourcing, specialization of functions, third-party digital services and technology innovation within the payments industry increase (including with respect to mobile technologies, tokenization, big data and cloud storage solutions), more third parties are involved in processing card transactions and there is a risk that the confidentiality, integrity, privacy and/or security of data held by, or accessible to, third parties, including merchants that accept our cards, payment processors and our business partners, may be materially compromised, which could lead to unauthorized transactions on our cards and costs associated with responding to such an incident. In addition, high profile data breaches could change consumer behaviors, impact our ability to access data to make product offers and credit decisions, result in legislation and additional regulatory requirements, and result in increases in our compliance and monitoring costs.
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
The GLBA also requires us and WEX Bank to provide initial and annual privacy notices to customers that describe in general terms our information sharing practices. If we or WEX Bank intend to share nonpublic personal information about consumers with affiliates and/or nonaffiliated third parties, we and WEX Bank must provide customers with a notice and a reasonable period of time for each customer to “opt out” of any such disclosure. In addition to U.S. federal privacy laws with which we must comply, states also have adopted statutes, regulations and other measures, such as the CCPA, governing the collection and distribution of personal information. In some cases, these state measures exempt certain data regulated by federal law, but with respect to certain other categories of personal information we and WEX Bank must monitor and seek to comply with individual state privacy laws in the conduct of our businesses.
When we handle protected health information, regulations issued under Health Insurance Portability and Accountability Act of 1996, or HIPAA, and the Health Information Technology for Economic and Clinical Health Act, or HITECH Act, our contracts with our customers, and supplemental state laws require us to implement privacy and data security measures and to comply with breach notification requirements. We may be subject to contractual damages and civil or criminal penalties if we are found to violate these privacy, security and breach notification requirements. An amendment to the HITECH Act enacted in January 2021 require consideration of a company’s implementation of recognized security standards in assessing administrative fines and penalties under the HIPAA security standards. This action potentially heightens enforcement risks if we fail to adequately implement the recognized security standards, while mitigating such risks if the recognized measures are successfully implemented.
Our efforts to comply with existing and future health and financial data laws and regulations, both in the U.S. and abroad, are costly and time-consuming. In addition, any cybersecurity incident, any incident involving our handling of protected and sensitive information, failure to comply with applicable breach notification and reporting requirements, or any violation of international, federal or state privacy laws could consume significant financial and managerial resources, expose us to liability in excess of any applicable insurance policies, litigation, regulatory scrutiny, and/or cause damage to our reputation, which may discourage customers from using, renewing, or expanding their use of our services or cause us to be in breach of our contracts with them. We may also be required to expend significant resources to implement additional data protection measures or to modify the features and functionality of our system offerings in a way that is less attractive to customers.
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
The potential negative impact that a platform, network or information system shutdown may have on our operating activities has increased. To the extent that our proprietary technology or a third-party provider’s technology does not work as agreed to or as expected, or if we experience outages or unavailability resulting from ours or our third-party providers’ operations and the services provided, our ability to efficiently and effectively deliver services could be adversely impacted and our business and results of operations could be adversely affected. Shutdowns may be caused by a number of sources, many of which are beyond our control, including, without limitation: cyberattacks, unexpected catastrophic events such as natural disasters or acts of terrorism, software or hardware defects, network environmental disruptions such as computer viruses or hacking, theft or vandalism of equipment, and/or actions or events caused by or related to third party vendors. Any failure by our customers or partners to access the technology that we develop internally could have an adverse effect on our business, results of operations and financial condition. Although we make substantial investments in technology, there is no guarantee that it will function as intended once it is placed into operation. Our technology infrastructure, such as our backup and recovery procedures, active system monitoring, or secure storage facility for backup media may not function as intended and may negatively impact WEX’s business. We may conclude that certain technologies should be retired, that existing platforms should be consolidated, or that we should change our technology strategies, and we may be required to impair or accelerate depreciation on certain assets. Any of these potential changes or failures in our technology strategies may also divert management’s attention and have a material adverse effect on our business, financial condition and operating results.
Our business is dependent on technology systems and electronic communications networks managed by third parties, which could result in our inability to prevent service disruptions.
Our ability to process and authorize transactions electronically depends on our ability to electronically communicate with our third party providers through point-of-sale devices and electronic networks that are owned and operated by third parties. The electronic communications networks upon which we depend are often subject to disruptions of various magnitudes and durations. Any severe disruption of one or more of these networks could impair our ability to authorize transactions or collect information about such transactions, which, in turn, could harm our reputation for dependable service and adversely affect our results of operations. In addition, our ability to collect enhanced data relating to our customers’ purchases may be limited by the use of older point-of-sale devices by certain providers. To the extent that these providers within our network are slow to adopt advanced point-of-sale devices, we may not be able to offer the latest services and capabilities that our customers demand.
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
Our financial reporting and disclosure controls and procedures are reliant, in part, on information we receive from disparate internal financial reporting systems and third parties that supply information to us regarding transactions that we process. In addition, because our strategy includes pursuing growth through acquisitions of other businesses, which are at different levels of maturity and which may have underdeveloped financial reporting systems and processes, we depend on disparate financial systems to process, summarize and report financial transactions. To the extent these systems do not properly transmit information to our financial ledgers, we could fail to properly summarize and report financial results.
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
Material weaknesses in internal control over financial reporting have in the past and could in the future lead to deficiencies in the preparation of financial statements. Deficiencies in the preparation of financial statements, could lead to litigation or regulatory investigations or proceedings against us. For example, in late 2021 we settled an investigation by the SEC with respect to the revision of WEX’s financial statements noted in its Annual Report on Form 10-K/A for the year ended December 31, 2018, due to issues involving WEX’s formal Brazil subsidiary. The defense of any such claims may cause the diversion of management’s attention and resources, and we may be required to pay damages if any such claims or proceedings are not resolved in our favor. Any litigation or regulatory investigations or proceeding, even if resolved in our favor, could cause us to incur significant legal and other expenses. Such events could also affect our ability to raise capital to fund future business initiatives.

Provisions in our charter documents, Delaware law, applicable banking laws and the Convertible Notes may delay or prevent our acquisition by a third party.
Our certificate of incorporation and by-laws contain several provisions that may make it more difficult for a third party to acquire control of us without the approval of our board of directors. These provisions include, among other things, a classified board of directors (which will be fully declassified commencing with the 2024 annual meeting of stockholders), the prohibition of stockholder action by written consent, advance notice requirements for raising business or making nominations at meetings of stockholders and “blank check” preferred stock. In addition, under the indenture governing the Convertible Notes, upon the occurrence of a “fundamental change” (as defined in the indenture, and which includes, among other things, certain change of control transactions with respect to the Company), holders may require the Company to repurchase all or a portion of their Convertible Notes at a repurchase price equal to the sum of (i) 105 percent of then accreted principal amount of the Convertible Notes to be repurchased, plus accrued interest and (ii) the sum of the present values of the scheduled remaining payments of interest had such Convertible Notes remained outstanding through maturity. These provisions may make it more difficult or expensive for a third party to acquire a majority of our outstanding voting common stock or change control of our board of directors. We also are subject to certain provisions of Delaware law, including Section 203 of the Delaware General Corporation Law, which could delay, deter or prevent us from entering into an acquisition. These provisions may also delay, prevent or deter a merger, acquisition, tender offer, proxy contest or other transaction that might otherwise result in our stockholders receiving a premium over the market price for their common stock.
Under the Change in Bank Control Act of 1978, as amended (“CIBC Act”), the FDIC’s regulations thereunder, and similar Utah banking laws, any person, either individually or acting through or in concert with one or more other persons, must provide notice to, and effectively receive prior approval from, the FDIC and the Utah DFI before acquiring “control” of us. Under the CIBC Act, control is conclusively presumed if, among other things, a person or company acquires 25 percent or more of any class of our voting stock. A rebuttable presumption of control arises if a person or company acquires 10 percent or more of any class of voting stock and is subject to several specified “control factors” as set forth in the applicable regulations. Under the Utah Financial Institutions Act, control is defined as the power to vote 20 percent or more of any class of our voting securities by an individual or to vote more than 10 percent of any class of our voting securities by a person other than an individual. No entity may acquire direct or indirect control of more than 10 percent of any class of our voting securities, or vote such amount of shares, without first receiving the formal written approval of Utah DFI’s commissioner. Investors are responsible for ensuring that they do not, directly or indirectly, acquire shares of our common stock in excess of the amount which can be acquired without regulatory approval. In practice, the process for obtaining such approval is complicated and time-consuming, often taking longer than six months, and a proposed acquisition may be disapproved for a variety of factors, including, but not limited to, antitrust concerns, financial condition and managerial competence of the applicant, and failure of the applicant to furnish all required information.
Finally, our certificate of incorporation requires that if any stockholder fails to provide us with satisfactory evidence that any required approvals have been obtained, we may, or will if required by state or federal regulators, restrict such stockholder’s ability to vote such shares with respect to any matter subject to a vote of our stockholders.
Collectively, these provisions could delay or prevent a third party from acquiring us, despite the possible benefit to our stockholders, or otherwise adversely affect the market price of our common stock. Further, as a result of these requirements, certain existing and potential stockholders may choose not to invest in our stock at all or invest further in our stock. This could limit the number of potential investors and impact our ability to attract further funds.
The issuance by us of additional shares of common stock or equity-linked securities, including in connection with conversions of our outstanding Convertible Notes, may cause dilution to our stockholders.
To the extent that we issue additional shares of common stock or equity-linked securities, the ownership interests of our stockholders may be diluted. In July 2020, we issued $310.0 million in initial aggregate principal amount of the Convertible Notes and $90.0 million of our common stock to Warburg Pincus in a private placement. The Convertible Notes are convertible by the holders at any time prior to maturity, or earlier redemption or repurchase, based upon an initial conversion price of $200 per share of common stock. We may settle conversions of the Convertible Notes, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock. The number of shares issuable upon conversion of the Convertible Notes is subject to increase, including as a result of our ability to elect to satisfy interest obligations under the Convertible Notes by increasing the principal amount of the Convertible Notes rather than paying cash interest and as a result of adjustments to the conversion price under the Convertible Notes in connection with certain events. The conversion price is subject to adjustments customary for convertible debt securities and is also subject to a weighted average adjustment in the event of issuances of equity and equity linked securities by the Company at prices below the then applicable conversion price for the Convertible Notes or the then market price of the Company’s common stock, subject to certain exceptions, including exceptions for underwritten offerings, Rule 144A offerings, private placements at discounts not exceeding a specified amount, issuances as acquisition consideration and equity compensation related issuances. To the extent we issue shares of our common stock in satisfaction of our conversion obligations under the Convertible Notes, our stockholders will experience dilution. Our ability to settle conversions of Convertible Notes in cash may be limited, including as a result of our available cash resources at the time of any conversions and as a result of restrictions in our then existing debt agreements on our ability to satisfy conversions in cash (for example, pursuant to restricted payment covenants similar to those contained in our existing debt agreements).
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
In connection with our July 2020 private placement with Warburg Pincus, we filed a registration statement registering under the Securities Act of 1933, as amended, the Convertible Notes and the shares of common stock issued in the private placement and issuable pursuant to conversions of the Convertible Notes. The purchase agreement for the Convertible Notes generally does not, at present, restrict Warburg Pincus from transferring the Convertible Notes or shares of common stock issued in the private placement or upon conversion of the Convertible Notes, subject to certain limitations on transfers to certain categories of transferees. The sale or other dispositions of a substantial number of our shares by Warburg Pincus or other holders of our common stock or the Convertible Notes, or the market perception that such sales or other dispositions may occur, could have an adverse impact on the price of our common stock.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our global headquarters and principal executive offices are located in Portland, Maine, subject to a lease that expires in 2034 and our industrial banking operations at WEX Bank are located in Utah subject to a lease that expires in 2032. We also lease corporate and regional offices, as well as operations centers in numerous other locations in the United States and around the world pursuant to leases that expire at various dates through 2032. We generally consider each of our current facilities to be suitable and adequate for the business that we currently conduct. However, we periodically review our space requirements and may lease new space to meet the needs of our business, or consolidate or exit facilities that are no longer required as we continue to optimize our global business operations and footprint.
ITEM 3. LEGAL PROCEEDINGS
Information regarding certain material legal proceedings in which we are involved are incorporated by reference herein from the section titled “Litigation” in Note 20, Commitments and Contingencies, to the consolidated financial statements.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
The principal market for the Company’s common stock is the NYSE and our ticker symbol is WEX. As of February 10, 2023, the closing price of our common stock was $201.27 per share, there were 43,132,743 shares of our common stock outstanding and there were 11 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers or nominees.
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
Issuer Purchases of Equity Securities
The following table presents the Company’s common stock repurchases during the fourth quarter of the year ended December 31, 2022, reflected on a trade date basis:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[1]
October 1 - October 31	536,566	$139.80	536,566	$574,989,380
November 1 - November 30	—	$—	—	$574,989,380
December 1 - December 31	410,119	$161.46	410,119	$508,770,394
Total	946,685	$149.18	946,685
1 Under a share buyback plan approved by our board of directors and announced on August 23, 2022, the Company was authorized to repurchase up to $150.0 million in shares of its common stock in the open market and through various other means pursuant to the share buyback plan, through August 23, 2026. On October 27, 2022, the Company announced that our board of directors approved an increase of $500.0 million to the share buyback plan, resulting in a total repurchase authorization of $650.0 million, and shortened the duration of the plan to December 31, 2025.
The timing and amount of any transactions are subject to the discretion of WEX based upon, among other things, market conditions and other opportunities that the Company may have for the use or investment of its cash balances. In addition, repurchases are subject to the availability of shares of stock for purchase, prevailing market conditions, the trading price of the Company’s stock and the Company’s financial performance. The repurchase program does not obligate WEX to acquire any specific number of shares and may be modified, discontinued or suspended at any time.
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The discussion below focuses on the factors affecting our consolidated results of operations for the years ended December 31, 2022 and 2021, financial condition at December 31, 2022 and 2021 and, where appropriate, factors that may affect our future financial performance, unless stated otherwise. This discussion should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements within Part II - Item 8 of this Annual Report on Form 10-K. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is presented in the following sections:
•2022 Highlights and Year in Review
•Our Segments
•Results of Operations
•Application of Critical Accounting Estimates
•Recently Adopted and New Accounting Standards
•Liquidity and Capital Resources
2022 Highlights and Year in Review
Company Highlights
The following table presents a comparative, summarized view of our financial results for 2022. The other key metric included below is considered by Management to be of particular importance to our overall performance in 2022 as it provides enhanced information and data underlying our financial results. A recurring, more extensive list of key performance indicators is included by segment within the Results of Operations section later in this MD&A.

(in thousands, except per share data)	Year ended December 31,
	2022	2021	2020
GAAP Measures:
Total revenues	$2,350,511	$1,850,542	$1,559,869
Net income attributable to shareholders	$201,438	$137	$(243,638)
Net income attributable to shareholders per diluted share	$4.50	$—	$(5.56)
Net cash provided by (used for) operating activities[3]	$679,425	$(42,579)	$736,804

Non-GAAP Measures:[1]
Adjusted net income attributable to shareholders	$610,997	$414,057	$268,324
Adjusted net income attributable to shareholders per diluted share	$13.53	$9.14	$6.06
Adjusted free cash flow	$782,388	$535,443	$260,268

Other Key Metric:
Total volume across the Company (in millions)[2]	$211,727	$146,170	$55,607
1 Adjusted net income attributable to shareholders, adjusted net income attributable to shareholders per diluted share, and adjusted free cash flow are supplemental non-GAAP financial measures of operating performance. Refer to the sections titled Non-GAAP Financial Measures That Supplement GAAP Measures and Liquidity and Capital Resources later in this MD&A for more information and a reconciliation of the non-GAAP financial measures to the most directly comparable financial measures calculated in accordance with GAAP.
2 Total volume processed across the Company, which includes purchases on WEX-issued accounts as well as purchases issued by others using a WEX platform.
3 Restricted cash payable inflows of $193.0 million and $120.2 million for the years ended December 31, 2021 and 2020, respectively, have been reclassified from operating activities to financing activities to conform to the current period presentation. Refer to Item 8 – Note 1, Basis of Presentation and Summary of Significant Accounting Policies for more information.

Recent Events
During March 2022, WEX Inc. and SBI entered into the Share Purchase Agreement whereby WEX Inc. purchased SBI’s remaining 4.53 percent interest in PO Holding for a purchase price of $234.0 million plus any interest accruing pursuant to the terms of the Share Purchase Agreement. This transaction made PO Holding, the direct parent of WEX Health, a wholly owned subsidiary of WEX Inc., to which the Company is solely entitled to the economic benefits. For further information regarding this transaction refer to Part II - Item 8 - Note 4, Acquisitions, to the consolidated financial statements.
During June 2022, the Company entered into a definitive agreement to purchase a portfolio of certain assets from a third-party, consisting primarily of branded commercial fleet card customer accounts with respect to participating Exxon and Mobil locations within the U.S. and Canada. During September 2022, the Company closed on the purchase of these receivable accounts for total net consideration of approximately $41.6 million. This portfolio purchase further expands our private label revolving credit card offering. For further information regarding this transaction refer to Part II - Item 8 - Note 4, Acquisitions, to the consolidated financial statements.
During 2022, the Company repurchased approximately 1.9 million shares of our common stock subject to authorized share buyback plans for a total cost of $290.8 million. During 2023, through the close of trading on the latest practicable date, which the Company has determined to be February 10, 2023 for the purpose of the filing of this Annual Report on Form 10-K, the Company repurchased an additional $17.1 million shares of our common stock, leaving $491.6 million in shares of common stock that remain available to be purchased pursuant to the existing repurchase authorization. For further information regarding our share buyback plans refer to Part II - Item 5, Issuer Purchases of Equity Securities.
Our Segments
WEX has three reportable segments: Fleet Solutions, Travel and Corporate Solutions, and Health and Employee Benefit Solutions. Our Fleet Solutions segment is a leader in fleet vehicle payment solutions, transaction processing and information management services specifically designed for the needs of fleets of all sizes from small businesses to federal and state government fleets and over-the-road carriers. Our Travel and Corporate Solutions segment focuses on the complex payment environment of global B2B payments, enabling customers to utilize our payments solutions to integrate into their own workflows and manage their accounts payable automation and spend management functions. Our Health and Employee Benefit Solutions segment provides SaaS software with embedded payment solutions and plan administration services for consumer directed health benefits, COBRA accounts, and benefit enrollment and administration. Additionally, the Company provides custodial and depository services for HSAs. Our Health and Employee Benefit Solutions segment provided payroll related benefits to customers in Brazil until September 30, 2020, the date of sale of our former subsidiary UNIK S.A.
The Company’s segment-allocated operating expenses consist of the following:
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
•Operating interest - The Company incurs interest expense on operating debt and deposits, which provide liquidity to fund short-term receivables or is used to purchase fixed income securities.
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
•Legal settlement - Represents the consideration paid to the sellers of eNett and Optal in excess of the businesses’ fair values. See Part II – Item 8 – Note 4, Acquisitions, of our consolidated financial statements for more information.
•Impairment charges - Represents non-cash goodwill impairment charges. See Part II – Item 8 – Note 9, Goodwill and Other Intangible Assets, of our consolidated financial statements for more information.
•Loss on sale of subsidiary - The loss on sale of subsidiary relates to the divestiture of the Company’s former Brazilian subsidiary as of the date of sale, September 30, 2020, and the associated write-off of its assets and liabilities.
The Company does not allocate foreign currency gains and losses, financing interest expense, unrealized gains and losses on financial instruments, change in fair value of contingent consideration, other income, income taxes, and adjustments attributable to non-controlling interests to our operating segments as management believes these items are unpredictable and can obscure a segment’s operating trends and results. In addition, the Company does not allocate certain corporate expenses to our operating segments, as these items are centrally controlled and are not directly attributable to any reportable segment.
Results of Operations

Year Ended December 31, 2022, Compared to the Year Ended December 31, 2021

The following includes information that our management believes is material to an understanding of our results of operations. Any significant changes, unusual or infrequent events or significant economic changes that materially affect our reported income from continuing operations are discussed below.
Fleet Solutions
Revenues
The following table reflects comparative revenue and key operating statistics within Fleet Solutions:

	Twelve Months Ended December 31,		Increase (Decrease)
(In thousands, except per transaction and per gallon data)	2022	2021	Amount	Percent
Revenues[1,2]
Payment processing revenue	$720,242	$513,365	$206,877	40%
Account servicing revenue	169,159	168,350	809	—%
Finance fee revenue	359,672	254,306	105,366	41%
Other revenue	194,591	175,394	19,197	11%
Total revenues	$1,443,664	$1,111,415	$332,249	30%

Key performance indicators
Total volume	$98,906,370	64,891,957	34,014,413	52%
Payment processing transactions	560,238	515,416	44,822	9%
Payment processing $ of fuel	$66,172,056	$44,680,341	$21,491,715	48%
Average U.S. fuel price (US$ / gal)	$4.46	$3.11	$1.35	43%
Net payment processing rate[3]	1.09%	1.15%	(0.06)%	(5)%
Net late fee rate	0.46%	0.45%	0.02%	4%
1 Foreign currency exchange rate fluctuations had a $16.8 million unfavorable impact on Fleet Solutions’ revenue for the twelve months ended December 31, 2022, as compared to the prior year.
2 Favorable impact from domestic fuel prices and European fuel price spreads resulted in an increase of $195.2 million in revenue for the year ended December 31, 2022, as compared to 2021.
3 Given a portion of payment processing revenue earned is a fixed amount per transaction, our net payment processing rate decreased from 2021 to 2022 primarily due to the impact of higher domestic fuel prices.

Fleet Solutions payment processing revenue increased $206.9 million for 2022, as compared to 2021. Revenues were favorably impacted by higher domestic fuel prices and volume growth in our North American fleet and over-the-road businesses.
Finance fee revenue is comprised of the following components:

	Twelve Months Ended December 31,		Increase (Decrease)
(In thousands)	2022	2021	Amount	Percent
Finance income	$307,124	$199,590	$107,534	54%
Factoring fee revenue	52,548	54,716	(2,168)	(4)%
Finance fee revenue	$359,672	$254,306	$105,366	41%
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
Finance income increased $107.5 million in 2022, as compared to 2021. These increases were driven primarily by higher domestic fuel prices, coupled with increased customer delinquencies. During the fourth quarter of 2022, we converted the private label credit card portfolio for which we had entered into a definitive agreement to purchase in June. While this revolving balance portfolio had only a small impact on the increase in finance income for the year, it is expected to have a larger contribution to increasing finance fee income in future periods. Concessions to certain customers experiencing financial difficulties may be granted and are limited to extending the time to pay, placing a customer on a payment plan or granting waivers of late fees. There were no material concessions granted to customers experiencing financial difficulties during 2022 or 2021.
The primary source of factoring fee revenue is calculated as a negotiated percentage fee of the receivable balance that we purchase. A secondary source of factoring fee revenue is a flat rate service fee to our customers that request a non-contractual same day funding of the receivable balance. Factoring fee revenue for 2022 decreased $2.2 million, as compared to 2021. Increases in shipping demand in the first quarter of 2022 were offset by softening of the spot rates, or uncontracted transactional market rates paid by a shipper to move a truckload of goods, in the over-the-road market during the latter part of 2022.
Other revenue increased $19.2 million in 2022, as compared to 2021, due primarily to an increase in unfunded direct bill volume growth in our over-the road business, coupled with higher domestic interest revenue.

Operating Expenses
The following table compares line items within operating income and presents segment adjusted operating income and segment adjusted operating income margin for Fleet Solutions:

	Twelve Months Ended December 31,		Increase (Decrease)
(In thousands)	2022	2021	Amount	Percent
Cost of services
Processing costs	$254,089	$221,729	$32,360	15%
Service fees	$8,369	$7,743	$626	8%
Provision for credit losses	$172,694	$37,808	$134,886	357%
Operating interest	$13,917	$6,835	$7,082	104%
Depreciation and amortization	$46,089	$49,862	$(3,773)	(8)%

Other operating expenses
General and administrative	$110,175	$92,587	$17,588	19%
Sales and marketing	$203,325	$175,563	$27,762	16%
Depreciation and amortization	$72,544	$78,413	$(5,869)	(7)%
Impairment charges	$136,486	$—	$136,486	NM

Operating income	$425,976	$440,875	$(14,899)	(3)%

Segment adjusted operating income[1]	$693,439	$557,083	$136,356	24%
Segment adjusted operating income margin[2]	48.0%	50.1%	(2.1)%	(4)%
1 Our CODM evaluates the financial performance of each segment using segment adjusted operating income, which excludes: (i) unallocated corporate expenses; (ii) acquisition-related intangible amortization and other acquisition and divestiture related items; (iii) legal settlement; (iv) impairment charges; (v) loss on sale of subsidiary; (vi) debt restructuring costs; (vii) stock-based compensation; and (viii) other costs. See “Non-GAAP Financial Measures That Supplement GAAP Measures” later in this Item 7 for a reconciliation of total segment adjusted operating income to income (loss) before income taxes. See also Item 8 – Note 24, Segment Information, to our consolidated financial statements for more information regarding our segment determination.
2 Segment adjusted operating income margin is calculated by dividing segment adjusted operating income by segment revenue. The 2022 decrease in segment adjusted operating income margin reflects unfavorability in credit and fraud losses and impairment charges to goodwill, partly offset by operating leverage from higher revenues.
NM - Not meaningful
Cost of services
Processing costs increased $32.4 million for 2022, as compared to 2021, and were driven in nearly equal parts by higher compliance costs incurred primarily in association with a consent order issued by the FDIC and UDFI and by employee compensation and other business support costs incurred as a result of the increased volumes experienced during 2022.
Provision for credit losses, which includes estimates for both credit and fraud losses, increased $134.9 million for 2022, as compared to 2021. We generally measure our loss performance by calculating fuel-related losses as a percentage of total fuel expenditures on payment processing transactions. This metric for provision for credit losses was 26.0 basis points of fuel expenditures for 2022, as compared to 7.6 basis points of fuel expenditures for 2021. Estimated fraud losses contributed 8.2 basis points to the provision for credit losses totals noted above during 2022, as compared to 1.5 basis points during 2021. Slower payments from small customers in our over-the-road business, which we believe is due to higher fuel prices and declining spot shipping rates, have been a significant contributor to the increase in credit-related losses. We additionally believe that higher fuel prices have contributed to the increase in application and transactional fraud-related losses. Efforts to refine the fraud prevention and monitoring tools we use has slowed the higher rate of fraudulent activity experienced during the second and third quarters of 2022, when fraud losses contributed approximately 11 basis points to the overall credit loss provision, to approximately 6 basis points in the fourth quarter of 2022. In addition, we are in ongoing conversations with our merchant partners in our over-the-road business to address the sources of elevated transactional fraud we experienced during 2022, and in some cases to shift the financial responsibility.
Operating interest expense increased $7.1 million in 2022, as compared to 2021. The increase is due in nearly equal parts to increased interest rates and higher operating debt balances.

Other operating expenses
General and administrative expenses increased $17.6 million in 2022, as compared to 2021 due to increased compensation and professional services in support of business growth.
Sales and marketing expenses increased $27.8 million in 2022, as compared to 2021. This increase was primarily driven by higher partner commissions due to fuel price increases and volume growth, coupled to a lesser extent with increased employee compensation and travel in support of that growth.
Impairment charges consisted of non-cash goodwill impairment charges of $136.5 million to two of our international reporting units within our Fleet Solutions segment. No impairment to any of our reporting units was identified during the year ended December 31, 2021. See Item 8 – Note 9, Goodwill and Other Intangible Assets, of our consolidated financial statements for more information.
Travel and Corporate Solutions
Revenues
The following table reflects comparative revenue and key operating statistics within Travel and Corporate Solutions:

	Twelve Months Ended December 31,		Increase (Decrease)
(In thousands, except per transaction data)	2022	2021	Amount	Percent
Revenues[1]
Payment processing revenue	$353,748	$274,092	$79,656	29%
Account servicing revenue	42,850	44,157	(1,307)	(3)%
Finance fee revenue	647	873	(226)	(26)%
Other revenue	5,063	5,796	(733)	(13)%
Total revenues	$402,308	$324,918	$77,390	24%

Key performance indicators
Total volume	$101,615,998	$71,027,414	$30,588,584	43%
Purchase volume	$66,671,462	$38,559,264	$28,112,198	73%
Net interchange rate[2]	0.53%	0.71%	(0.18)%	(25)%
1 Foreign currency exchange rate fluctuations had a $14.8 million unfavorable impact on Travel and Corporate Solutions revenues in 2022, compared to the prior year.
2 Changes in customer and product mix, including the significant growth in travel-related purchase volumes, has reduced our net interchange rate from 2021 to 2022 and we expect it to continue to impact the rate going forward.
Travel and Corporate Solutions total revenue increased $77.4 million for 2022, as compared to 2021. The increase was primarily driven by continued strength in consumer travel demand, which doubled travel-related purchase volumes during 2022 compared to 2021, and volume growth in the corporate payments partner channel. These revenue increases were partly offset by the impact of an accounting change in the fourth quarter of 2021, which required a shift from gross revenue presentation to net for one customer.
Concessions to certain customers experiencing financial difficulties may be granted and are limited to extending the time to pay, placing a customer on a payment plan or granting waivers of late fees. There were no material concessions to customers experiencing financial difficulties during either 2022 or 2021.

Operating Expenses
The following table compares line items within operating income and presents segment adjusted operating income and segment adjusted operating income margin for Travel and Corporate Solutions:

	Twelve Months Ended December 31,		Increase (Decrease)
(In thousands)	2022	2021	Amount	Percent
Cost of services
Processing costs	$72,925	$69,869	$3,056	4%
Service fees	$13,220	$14,851	$(1,631)	(11)%
Provision for credit losses	$6,452	$6,967	$(515)	(7)%
Operating interest	$5,770	$2,251	$3,519	156%
Depreciation and amortization	$21,568	$25,861	$(4,293)	(17)%

Other operating expenses
General and administrative	$67,846	$75,727	$(7,881)	(10)%
Sales and marketing	$56,316	$102,934	$(46,618)	(45)%
Depreciation and amortization	$24,353	$24,528	$(175)	(1)%

Operating income	$133,858	$1,930	$131,928	6,836%

Segment adjusted operating income[1]	$192,665	$86,860	$105,805	122%
Segment adjusted operating income margin[2]	47.9%	26.7%	21.2%	79%

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
2 Segment adjusted operating income margin is calculated by dividing segment adjusted operating income by segment revenue. The 2022 increase in segment adjusted operating income margin primarily reflects accelerated travel volumes and the benefit of an accounting change effective in the fourth quarter of 2021 from gross revenue presentation to net revenue presentation for one customer.
As a result of owning all of our technology and issuing capabilities, our Travel and Corporate Solutions segment has a highly scalable and relatively fixed cost base resulting in largely comparable expenses year to year. As a result, the significant increase in 2022 revenues has also significantly increased operating income, segment adjusted operating income, and our segment adjusted operating income margin. Instances in which our expenses in 2022 did not remain comparable to those of 2021 are described hereafter.
Cost of services
Operating interest expense increased $3.5 million in 2022, as compared to 2021. The increase is due in nearly equal parts to increased interest rates and higher operating debt balances.
Depreciation and amortization expenses decreased $4.3 million in 2022, as compared to 2021, due primarily to the prior year amortization of developed technology intangible assets with a one-year life that were acquired as part of the eNett and Optal acquisition.
Other operating expenses
General and administrative expenses decreased $7.9 million in 2022, as compared to 2021. The decrease is primarily due to a vendor contract termination payment from the first quarter of 2021.
Sales and marketing expenses decreased $46.6 million in 2022, as compared to 2021, primarily due to a reduction in partner commissions, stemming from the impact of an accounting presentation change in the fourth quarter of 2021. This accounting presentation change resulted from an amended contract, which required a shift from gross revenue presentation to net revenue presentation for one customer.

Health and Employee Benefit Solutions
Revenues
The following table reflects comparative revenue and key operating statistics within Health and Employee Benefit Solutions:

	Twelve Months Ended December 31,		Increase (Decrease)
(In thousands)	2022	2021	Amount	Percent
Revenues
Payment processing revenue	$81,917	$71,533	$10,384	15%
Account servicing revenue	357,275	314,351	42,924	14%
Finance fee revenue	149	144	5	3%
Other revenue	65,198	28,181	37,017	131%
Total revenues	$504,539	$414,209	$90,330	22%

Key performance indicators
Total volume	$11,205,348	$10,250,375	$954,973	9%
Purchase volume	$5,869,062	$5,115,705	$753,357	15%
Average number of SaaS accounts[1]	18,041	16,257	1,784	11%
1 The growth in average number of SaaS accounts, which represents the number of active Consumer-Directed Health, COBRA, and billing accounts on our SaaS platforms, was primarily due to existing partner growth and the impact of new partner and employer group enrollments and to a lesser extent, the acquisition of benefitexpress. SaaS accounts include HSA accounts for which WEX Inc. serves as the passive non-bank custodian under designation by the U.S. Department of Treasury.
Payment processing revenue increased $10.4 million in 2022, as compared to 2021, due primarily to increased spend volumes, inclusive of cardholder growth.
Account servicing revenue increased $42.9 million for 2022, as compared to 2021. Account growth and an increased number of participants using our SaaS platform accounted for greater than half of the increase in revenue. The remaining increase was driven primarily by increased revenues recognized as a result of the benefitexpress Acquisition and an increase in program fees for custodial services, offset in part by a reduction of revenue resulting from one-time COBRA-related services provided as a result of the American Rescue Plan Act legislation during 2021.
Other revenue increased $37.0 million in 2022 as compared to 2021. The increase was substantially due to increased interest income, coupled with higher professional services revenue. The significant increase in interest income was due to the investment of larger average HSA deposit balances held by WEX Bank, which approximated $1,523 million, for the full year of 2022 versus $824 million for the fourth quarter of 2021, when the deposits were first received and invested.
Operating Expenses
The following table compares line items within operating income and presents segment adjusted operating income and segment adjusted operating income margin for Health and Employee Benefit Solutions:

	Twelve Months Ended December 31,		Increase (Decrease)
(In thousands)	2022	2021	Amount	Percent
Cost of services
Processing costs	$231,897	$191,272	$40,625	21%
Service fees	$43,605	$30,210	$13,395	44%
Provision for credit losses	$751	$339	$412	122%
Operating interest	$892	$71	$821	1,156%
Depreciation and amortization	$38,212	$36,441	$1,771	5%

Other operating expenses
General and administrative	$41,183	$38,129	$3,054	8%
Sales and marketing	$52,192	$40,581	$11,611	29%
Depreciation and amortization	$59,102	$55,436	$3,666	7%

Operating income	$36,705	$21,730	$14,975	69%

Segment adjusted operating income[1]	$133,682	$104,408	$29,274	28%
Segment adjusted operating income margin[2]	26.5%	25.2%	1.3%	5%

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
2 Segment adjusted operating income margin is calculated by dividing segment adjusted operating income by segment revenue. Revenue recognized from the invested HSA deposits has contributed to the 5 percent increase over 2021.
Cost of services
Processing costs increased $40.6 million in 2022, as compared to 2021. The increase primarily resulted from higher customer service and technology costs to support partner growth, along with increased costs as a result of the benefitexpress Acquisition.
Service fees increased $13.4 million in 2022, as compared to 2021. This increase was primarily related to greater custodial program fees incurred driven by an increase in volumes and rates as well as an increase in print and mail fees.
Other operating expenses
Sales and marketing expenses increased $11.6 million in 2022, as compared to 2021, due primarily to the expansion of the sales and marketing team, coupled with increased expense due to the benefitexpress Acquisition.
Unallocated corporate expenses
Unallocated corporate expenses represent the portion of expenses relating to general corporate functions including acquisition and divestiture expenses, certain finance, legal, information technology, human resources, administrative and executive expenses and other expenses not directly attributable to a reportable segment.
The following table compares line items within operating income for unallocated corporate expenses:

	Twelve Months Ended December 31,		Increase (Decrease)
(In thousands)	2022	2021	Amount	Percent
Other operating expenses
General and administrative	$124,697	$120,435	$4,262	4%
Depreciation and amortization	$2,000	$2,100	$(100)	(5)%
Increased stock and other compensation expense during 2022 was substantially offset by a reduction in professional fees, including legal and arrangement fees incurred in connection with the amendment and restatement of our 2016 Credit Agreement during 2021, resulting in general and administrative expense remaining relatively consistent with that of 2021.

Non-operating income and expense
The following table reflects comparative results for certain amounts excluded from operating income:

	Twelve Months Ended December 31,		Change
(In thousands)	2022	2021	Amount	Percent
Financing interest expense	$(130,690)	$(128,422)	$2,268	2%
Change in fair value of contingent consideration	$(139,088)	$(40,100)	$98,988	247%
Other income	$—	$3,617	$(3,617)	(100)%
Net foreign currency loss	$(22,702)	$(12,339)	$10,363	84%
Net unrealized gain on financial instruments	$83,184	$39,190	$43,994	112%
Income tax provision	$93,085	$67,807	$25,278	37%
Net income from non-controlling interests	$268	$846	$(578)	(68)%
Change in value of redeemable non-controlling interest	$34,245	$(135,156)	$169,401	NM
NM - Not meaningful
Financing interest expense in 2022 remained consistent with that of 2021. Increases in interest expense as a result of higher interest rates on our term loans and accretion of deferred payments associated with the acquisition of the remaining interest in PO Holding during March 2022, were largely offset by realized gains on our interest rate swaps, reductions as a result of the early redemption of the Company’s $400.0 million senior notes and the write-off of certain deferred financing costs in conjunction with the amendment and restatement of the Company’s 2016 Credit Agreement, both during 2021.
The Company’s contingent consideration derivative liability increased during 2022 as a result of the steepening of the Federal Funds futures curve, resulting in a $99.0 million increase in change in fair value of contingent consideration compared to 2021.
During 2021, the Company recognized other income of $3.6 million resulting from a gain on the sale of a fully impaired equity investment.
Our foreign currency exchange exposure is primarily related to the remeasurement of our cash, receivable and payable balances, including intercompany transactions that are denominated in foreign currencies. During 2022, net foreign currency loss was $22.7 million, as compared to $12.3 million in 2021. The increased losses resulted from the further weakening of certain foreign currencies in which we transact, including the Australian dollar, the Euro and the British Pound sterling, relative to the U.S. dollar.
The Company incurred unrealized gains on financial instruments of $83.2 million during 2022 and $39.2 million during 2021. The increase in unrealized gains on interest rate swaps was substantially due to significant increases in the LIBOR forward yield curve.
We recorded an income tax provision of $93.1 million for 2022 as compared to $67.8 million for 2021. Our effective tax rate was a 35.7 percent provision for 2022 as compared to a 33.2 percent provision in 2021. The Company’s effective tax rate for 2022 was adversely impacted primarily by a discrete tax adjustment of $12.7 million relating to the establishment of a valuation allowance recorded against a portion of deferred tax assets resulting from goodwill impairment charges and a $7.5 million discrete tax item primarily associated with an uncertain tax provision.
During March 2022, the Company purchased the remaining non-controlling interest in PO Holding from SBI, reducing the carrying value of the redeemable non-controlling interest to zero. The transaction resulted in a $34.2 million gain, net of tax expense. See Part II – Item 8 – Note 4, Acquisitions, to our consolidated financial statements for further information.
Year Ended December 31, 2021, Compared to the Year Ended December 31, 2020
Discussion and analysis of the year ended December 31, 2021 compared to the year ended December 31, 2020 is included under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10–K for the year ended December 31, 2021, as filed with the SEC on March 1, 2021 and is incorporated by reference herein.

Non-GAAP Financial Measures That Supplement GAAP Measures
Segment Adjusted Operating Income and Adjusted Net Income
In addition to evaluating the Company’s performance on a GAAP basis, Management of the Company uses segment adjusted operating income, a non-GAAP measure, to allocate resources among our operating segments. The Company considers this measure, which excludes unallocated corporate expenses, acquisition-related intangible amortization, other acquisition and divestiture related items, legal settlement, impairment charges, loss on sale of subsidiary, debt restructuring costs, stock-based compensation and other costs integral in evaluating the Company’s performance.
Our Management also uses adjusted net income, a non-GAAP measure, to evaluate its performance. WEX believes that adjusted net income, which similarly excludes all items discussed in the paragraph above except unallocated corporate expenses, and further excludes unrealized gains and losses on financial instruments, net foreign currency gains and losses, change in fair value of contingent consideration, debt issuance cost amortization, other adjustments attributable to non-controlling interests and tax related items, is also integral to the Company’s reporting and planning processes.
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
Specifically, in addition to evaluating the Company's performance on a GAAP basis, management evaluates the Company's performance on a non-GAAP basis that excludes the items specified above for the reasons discussed below:
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
•Legal settlement represents the consideration paid to the sellers of eNett and Optal in excess of the businesses’ fair values, which is nonrecurring and does not reflect future operating expenses resulting from this acquisition;
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
•Other costs are not consistently occurring and do not reflect expected future operating expense, nor do they provide insight into the fundamentals of current or past operations of our business. This also includes non-recurring professional service costs, costs related to certain identified initiatives, including restructuring and technology initiatives, to further streamline the business, improve the Company’s efficiency, create synergies and globalize the Company’s operations, all with an objective to improve scale and efficiency and increase profitability going forward. For the year ended December 31, 2021, other costs additionally include a penalty incurred on a vendor contract termination;
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
The following table reconciles net income (loss) attributable to shareholders to adjusted net income attributable to shareholders and related per share data:

	Year ended December 31,
(In thousands)	2022		2021		2020
Net income (loss) attributable to shareholders	$201,438	$4.50	$137	$—	$(243,638)	$(5.56)
Unrealized (gain) loss on financial instruments	(83,184)	(1.86)	(39,190)	(0.86)	27,036	0.62
Net foreign currency loss	22,702	0.51	12,339	0.27	25,783	0.59
Change in fair value of contingent consideration	139,088	3.11	40,100	0.88	—	—
Acquisition-related intangible amortization	170,500	3.81	181,694	4.01	171,144	3.90
Other acquisition and divestiture related items	17,874	0.40	36,916	0.81	57,787	1.32
Legal settlement	—	—	—	—	162,500	3.71
Loss on sale of subsidiary	—	—	—	—	46,362	1.06
Stock-based compensation	100,694	2.25	76,550	1.70	65,841	1.50
Other costs	38,434	0.86	23,171	0.52	13,064	0.30
Impairment charges	136,486	3.05	—	—	53,378	1.22
Debt restructuring and debt issuance cost amortization	17,333	0.39	21,768	0.48	40,063	0.91
ANI adjustments attributable to non-controlling interests	(34,587)	(0.77)	132,030	2.91	(42,910)	(0.98)
Tax related items	(115,781)	(2.59)	(71,458)	(1.58)	(108,086)	(2.47)
Dilutive impact of stock awards[1]	—	—	—	—	—	(0.06)
Dilutive impact of convertible debt[2]	—	(0.13)	—	—	—	—
Adjusted net income attributable to shareholders	$610,997	$13.53	$414,057	$9.14	$268,324	$6.06

1 As the Company reported a net loss attributable to shareholders for 2020, the 2020 diluted weighted average shares outstanding equaled the basic weighted average shares outstanding under GAAP. The non-GAAP adjustments described above resulted in adjusted net income for 2020, therefore, dilutive common stock equivalents have been included in the calculation of adjusted diluted weighted average shares outstanding to arrive at adjusted per share data. The total number of shares used in calculating adjusted net income per diluted share for 2020 was 44.3 million.
2 Under the ‘if-converted’ method, approximately 1.6 million shares of the Company’s common stock associated with the assumed conversion of the convertible notes as of the beginning of the period was included in the 2022 calculation of adjusted net income per diluted share, as the effect of including such adjustments was dilutive. Under the ‘if-converted’ method, $15.1 million of interest expense associated with our convertible notes, net of tax, was added back to adjusted net income. The total number of share used in calculating adjusted net income per diluted share for 2022 is 46.3 million.

GAAP operating income (loss) was $469.8 million, $342.0 million and $(91.7) million for the years ended December 31, 2022, 2021 and 2020, respectively. For a reconciliation of GAAP operating income (loss) to total segment adjusted operating income, please see the following table:

	Year ended December 31,
(In thousands)	2022	2021	2020
Segment adjusted operating income
Fleet Solutions	$693,439	$557,083	$383,502
Travel and Corporate Solutions	192,665	86,860	62,096
Health and Employee Benefit Solutions	133,682	104,408	96,769
Total segment adjusted operating income	$1,019,786	$748,351	$542,367

Reconciliation:
Total segment adjusted operating income	$1,019,786	$748,351	$542,367
Less:
Unallocated corporate expenses	84,484	78,218	62,938
Acquisition-related intangible amortization	170,500	181,694	171,144
Other acquisition and divestiture related items	17,874	40,533	57,787
Legal settlement	—	—	162,500
Impairment charges	136,486	—	53,378
Loss on sale of subsidiary	—	—	46,362
Debt restructuring costs	43	6,185	535
Stock-based compensation	100,694	76,550	65,841
Other costs	39,863	23,171	13,555
Operating income (loss)	$469,842	$342,000	$(91,673)
Adjusted Free Cash Flow
The Company’s non-GAAP adjusted free cash flow is calculated as cash generated from operations, less net purchases of current investment securities and capital expenditures plus the change in net deposits. Although non-GAAP adjusted free cash flow is not calculated in accordance with GAAP, WEX believes that adjusted free cash flow is a useful measure for investors to further evaluate our results of operations because (i) adjusted free cash flow indicates the level of cash generated by the operations of the business after appropriate reinvestment for recurring investments in property, equipment and capitalized software that are required to operate the business; (ii) changes in net deposits occur on a daily basis as a regular part of operations; and (iii) purchases of current investment securities are made as a result of deposits gathered operationally. However, because adjusted free cash flow is a non-GAAP measure, it should not be considered as a substitute for, or superior to, operating cash flow as determined in accordance with GAAP. In addition, adjusted free cash flow as used by WEX may not be comparable to similarly titled measures employed by other companies.

The following table reconciles GAAP operating cash flow to adjusted free cash flow for the years ended December 31, 2022, 2021 and 2020:

(In thousands)	Year ended December 31,
	2022	2021	2020
Operating cash flow, as reported	$679,425	$(42,579)	$736,804
Adjusted for certain investing and financing activities:
Increases (decreases) in net deposits	801,592	1,620,284	(396,065)
Less: Purchases of current investment securities, net of sales and maturities	(585,754)	(956,221)	—
Less: Capital expenditures	(112,875)	(86,041)	(80,471)
Adjusted free cash flow	$782,388	$535,443	$260,268

Critical Accounting Estimates
The preparation of financial statements in accordance with GAAP requires us to make estimates and judgments about certain items and future events that affect reported amounts of assets and liabilities, revenue and expenses and related disclosure of contingent assets and liabilities at the date of the financial statements. Our significant accounting policies are described in Note 1, Basis of Presentation and Summary of Significant Accounting Policies, to the consolidated financial statements, included in Part II, Item 8 of this Annual Report on Form 10-K. The accounting policies that we believe are most dependent on the application of critical accounting estimates and assumptions, or those that are most important to the portrayal of our financial condition and operating results and require management’s most subjective judgments, are related to the determination of:
•Credit loss reserves;
•The valuation of the Company’s contingent consideration derivative liability;
•The valuation of the Company’s business combinations and asset acquisitions;
•Goodwill impairment; and
•Income taxes, in particular the recoverability of our deferred tax assets.
These accounting policies require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. To the extent actual experience differs from the assumptions used, our consolidated financial condition, results of operations and cash flows could be materially affected.
Credit Loss Reserves
The allowance for expected credit losses is primarily calculated by analytical models using actual loss-rate experience and management discretion. Receivables exhibiting elevated credit risk characteristics from homogenous pools are assessed and reserved on an individual basis for expected credit losses. We assess these receivables for individual expected credit loss estimates utilizing credit scoring and other information including the occurrence of disputes, conversations with customers, or other significant credit loss events. Management monitors the credit quality of accounts receivable in making judgments necessary to estimate expected credit losses by analyzing delinquency reports, loss-rate trends, changes in customer payment patterns, economic indicators and recent trends in competitive, legal, and regulatory environments. When such indicators are forecasted to deviate from historical actual results, the Company qualitatively assesses what impact, if any, the trends are expected to have on the reserve for credit losses. Assumptions regarding expected credit losses are reviewed each reporting period and may be impacted by actual performance of accounts receivable and changes in any of the factors discussed above.
To the extent calculated expected credit losses are not indicative of future performance, actual loss experience and our results of operations could differ significantly from management’s judgments and expectations, resulting in either higher or lower future provisions for credit losses, as applicable. As of December 31, 2022, we have an estimated reserve for credit losses that is 3.2 percent of the total gross accounts receivable balance as compared to December 31, 2021, when our estimated reserve for credit losses was 2.2 percent of gross accounts receivable. An increase or decrease to the 2022 reserve by 0.5 percent of the total gross accounts receivable balance would increase or decrease the provision for credit losses by $16.9 million.
For additional information on credit losses, see Note 1, Basis of Presentation and Summary of Significant Accounting Policies, to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Contingent Consideration Derivative Liability
In April 2021, we completed the acquisition of certain contractual rights to serve as custodian or sub-custodian to certain HSA assets. In addition to cash consideration paid by WEX upon closing, the purchase agreement also includes potential additional consideration that is contingent upon any future increases in the Federal Funds rate post closing. The contingent payment period began on July 1, 2021 and extends until the earlier of (i) the year ending December 31, 2030, or (ii) the date when the cumulative amount paid as contingent consideration equals $225 million. Contingent payments are calculated quarterly and are paid and settled annually.
Given the agreement’s term extends through the end of 2030, there is not sufficient, observable market data in Federal Funds futures contracts to use Level 1 or Level 2 input-based methodologies for determining the fair value. Accordingly, we have determined the fair value of our contingent consideration liability using a mathematical method of modeling the movement of interest rates, which is considered a Level 3 (unobservable) input-based methodology, to estimate a future Federal Funds rate curve, which is used in a discounted cash flow model to determine the present value of our expected payment obligations.
The fair value of our contingent consideration liability is highly sensitive to current and future changes in the Federal Funds rate and increases or decreases in such rate could have a significant effect on our results of operations. However, any changes in the Federal Funds rate will only affect future calculable payments. While the final amount to be paid by WEX through 2030 could change significantly from our estimations, given the $225 million payment ceiling, the actual liability cannot exceed our current estimate as of December 31, 2022 by more than $18.6 million. As of December 31, 2022, the fair value of our contingent liability includes $28.7 million of liability related to calendar 2022, no longer subject to estimation and payable during January 2023.
For additional information on the contingent consideration derivative liability, see Note 18, Fair Value, to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Business Combinations and Asset Acquisitions
The accounting for business combinations and asset acquisitions requires estimates and judgment as to expectations for future cash flows of the acquired business or assets, and the allocation of those cash flows to identifiable assets, including intangible assets and goodwill. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions, as well as other information compiled by management, including projected financial information, effective income tax rates, present value discount factors and long-term growth expectations. Goodwill is not amortized but is instead reviewed for impairment. Accordingly, the allocation of cash flows between amortizable assets and goodwill could have a significant impact on annual operations.
There have been no business combinations or asset acquisitions requiring material estimates during 2022. For additional information regarding the accounting for past acquisitions, see Note 4, Acquisitions, to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Goodwill Impairment
Our quantitative goodwill impairment test is performed at least annually as of October 1, or more frequently, if events or conditions indicate the carrying amount of goodwill may not be recoverable. The test consists of a comparison of the carrying value of each reporting unit with assigned goodwill to its estimated fair value. The fair value of each reporting unit is estimated using a combination of an income-based DCFM valuation model and a market-based GPCM valuation model.
The key assumptions that drive fair value of our reporting units are the WACC and projected financial information (i.e. growth rates and the amount and timing of expected future cash flows) within the DCFM and relevant comparable company earnings multiples within the GPCM, all of which require significant management judgment. In the DCFM, as the WACC increases, fair value decreases because market participants would require a higher rate of return. Therefore, for example, if the current economic environment were to deteriorate, and as a result the WACC were to increase, the fair value of our reporting units would decrease. Additionally, the profitability of individual reporting units may suffer periodically from downturns in customer demand or other economic factors. Individual reporting units may be more greatly impacted than the Company as a whole, given the different market sectors and geographies in which we operate. As a result, demand for the services of one or more of the reporting units could decline, which could adversely affect the key inputs to our estimated fair value of the Company’s reporting units. If actual reporting unit growth rates were to fall short of previous estimates or delays in the timing of future cash flows were to occur, the fair value of a reporting unit could be negatively impacted. The GPCM requires us to identify a population of publicly traded companies with similar operations and key attributes to those of our reporting units (GPCs), which involves a certain degree of judgment as no two companies are entirely alike. Various revenue and earnings based multiples from these GPCs are then used in our fair value calculation. In selecting appropriate multiples to apply to each reporting unit, we perform a comparative analysis between the reporting units and GPCs, considering revenue growth, profitability and the size of the reporting unit compared to the GPCs. Significant increases or decreases in these multiples would result in an increase or decrease, respectively, in the fair value of the reporting unit.
During the third quarter of 2022, certain triggering events were identified in our international fleet reporting units requiring us to perform an interim impairment test. As a result of the financial impacts of the identified triggering events, our test concluded that the carrying value of two of our international reporting units exceeded their estimated fair value, resulting in the recognition of an impairment charge of $136.5 million to our Fleet Solutions segment. No triggering events were identified during the third quarter of 2022 with respect to our other reporting units. Our annual goodwill impairment test performed as of October 1, 2022 identified no further impairments. For the two reporting units for which we recognized impairment during the third quarter of 2022, one had no remaining goodwill and the other had $95.4 million of goodwill as of December 31, 2022. Future impairment of this reporting unit may occur if financial results or macroeconomic conditions deteriorate versus our current expectations. Our annual goodwill impairment test indicated excesses of estimated fair value over the respective carrying values of our other reporting units ranging from approximately 100 percent to greater than 200 percent. We have performed sensitivity analyses on the key inputs into the fair value calculations and we validate the results of our impairment test through a reconciliation of the fair value of all our reporting units to our overall market capitalization. Although no reporting units are deemed at risk of impairment as of December 31, 2022, unforeseen events, changes in circumstances and market conditions and differences in estimates of future cash flows could adversely affect the fair value of our assets and could result in future impairment charges.
For additional information on the accounting for goodwill and goodwill impairments recorded, see Note 1, Basis of Presentation and Summary of Significant Accounting Policies and Note 9, Goodwill and Other Intangible Assets, to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Income Taxes
Valuation allowance
We record a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized, the determination of which requires significant judgment. In evaluating the ability to recover deferred tax assets, we consider all available positive and negative evidence including past operating results, the existence of cumulative losses in the most recent years, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies. Our valuation allowance at December 31, 2022 increased to $131.4 million from $95.0 million at December 31, 2021, resulting in deferred tax liabilities, net, of $128.8 million as of December 31, 2022. Changes in the expectations regarding the realization of deferred tax assets could materially impact income tax expense in future periods.
For additional information on income taxes, see Note 1, Basis of Presentation and Summary of Significant Accounting Policies, and Note 14, Income Taxes, to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Recently Adopted and New Accounting Standards
See Item 8 – Note 2, Recent Accounting Pronouncements, for a complete discussion of recently issued accounting standards adopted and not yet adopted.

Liquidity and Capital Resources
We fund our business operations primarily via cash on hand, cash generated from operations, the issuance of deposits, borrowings under our Amended and Restated Credit Agreement, our participation debt and our accounts receivable factoring and securitization arrangements. As of December 31, 2022, we had cash and cash equivalents of $922.0 million, including Corporate Cash of $171.5 million, and remaining borrowing availability of $898.9 million under the Revolving Credit Facility (as defined below) along with access to various sources of funds, including uncommitted federal funds lines of credit from other banks.
Our short-term cash requirements consist primarily of funding the working capital needs of our business, payments on maturities and withdrawals of deposits, payments on borrowed federal funds, required capital expenditures, repayments and interest payments on the credit facilities under our Amended and Restated Credit Agreement and Convertible Notes and other operating expenses. Our long-term cash requirements consist primarily of amounts owed under our Amended and Restated Credit Agreement, Convertible Notes and various facilities lease agreements.

Our Amended and Restated Credit Agreement provides for a senior secured revolving credit facility (the “Revolving Credit Facility”), senior secured tranche A term loans (the “Tranche A Term Loans”) and senior secured tranche B term loans (the “Tranche B Term Loans”). As of December 31, 2022,we had an outstanding principal amount of $892.8 million on the Tranche A Term Loans, an outstanding principal amount of $1,416.8 million on the Tranche B Term Loans, no borrowings on the Revolving Credit Facility and letters of credit of $31.1 million drawn against the Revolving Credit Facility. The letters of credit are issued by us in favor of third-party beneficiaries and primarily related to facility lease agreements and virtual card and fuel payment processing activity at our foreign subsidiaries. These irrevocable letters of credit are secured and are renewed on an annual basis unless the Company chooses not to renew them. The Tranche A Term Loans and Tranche B Term Loans require scheduled quarterly payments through the April 1, 2026 and April 1, 2028 respective maturity dates. The Revolving Credit Facility and the Tranche A Term Loans bear interest at variable rates, at our option, plus an applicable margin determined based on our consolidated leverage ratio, and the Tranche B Term Loans bear interest at variable rates, at our option, plus a fixed margin of 1.25 percent for base rate borrowings and 2.25 percent with respect to eurocurrency rate borrowings. See Part II – Item 8 – Note 16, Financing and Other Debt, in this report for more information regarding our applicable interest rates on our Amended and Restated Credit Agreement.
As of December 31, 2022, the Company had outstanding $310.0 million in aggregate principal amount of Convertible Notes, issued in a private placement with Warburg Pincus with a maturity date of July 15, 2027, unless earlier converted. Interest is calculated at a fixed rate of 6.5 percent, payable semi-annually in arrears. At the Company’s option, interest is either payable in cash, through accretion to the principal amount of the Convertible Notes, or a combination of cash and accretion. The Company has paid, and expects to continue to pay interest in cash as it comes due. The Convertible Notes may be converted at the option of the holders at any time prior to maturity, however, as of December 31, 2022, the closing price of the Company’s common stock was less than the conversion price. The Company will have the right to redeem the Convertible Notes at any time after July 1, 2023 contingent, in part, on the closing price of WEX’s common stock being at least 200 percent of the Convertible Notes conversion price for 20 trading days out of any 30 consecutive trading day period. The Company may settle conversions of Convertible Notes, at its election, in cash, shares of the Company’s common stock, or a combination thereof. It is the Company’s intention to settle all conversions of the Convertible Notes in shares of the Company’s common stock.
The Company is also party to two securitized debt agreements. Under these agreements, our subsidiaries sell trade accounts receivable to bankruptcy-remote subsidiaries consolidated by the Company, which in turn use the receivables as collateral to issue securitized debt. Amounts collected on the securitized receivables are restricted to pay the securitized debt and are not available for general corporate purposes. The Company had $110.6 million of securitized debt under these facilities as of December 31, 2022. In addition, from time to time, WEX Bank enters into participation agreements with third-party banks to fund customers’ balances that exceed WEX Bank’s lending limit to individual customers. There was $39.0 million borrowed against these participation agreements as of December 31, 2022. See Part II – Item 8 – Note 16, Financing and Other Debt, in this report for more information regarding these facilities.
We utilize two off-balance sheet factoring arrangements to sell certain of our accounts receivable to unrelated third-party financial institutions in order to accelerate the collection of the Company’s cash and reduce internal costs. Under the arrangements, the factored receivables have been transferred without recourse. Available capacity is dependent on the level of our trade accounts receivable eligible to be sold and the financial institution’s willingness to purchase such receivables. However, the Company is not dependent on them to maintain its liquidity and capital resources. We are not aware of any circumstances that are reasonably likely to cause the off-balance sheet arrangements to have a material adverse effect on liquidity and capital resources. See Part II – Item 8 – Note 13, Off-Balance Sheet Arrangements, in this report for further information about the Company’s off-balance sheet arrangements.
WEX Bank’s regulatory status enables it to raise capital to fund the Company’s working capital requirements by issuing deposits, subject to various regulatory capital requirements administered by the FDIC and the Utah DFI. WEX Bank accepts its deposits through certain customers as required collateral for credit that has been extended (“customer deposits”) and contractual arrangements for brokered and non-brokered certificate of deposit and money market deposit products. Additionally, beginning in October 2021, WEX Bank holds HSA deposits transferred from third-party depository partners. Customer deposits are generally non-interest bearing, certificates of deposit are issued at fixed rates, money market deposits are issued at both fixed and variable rates based on LIBOR or the Federal Funds rate and HSA deposits are issued at rates as defined within the consumer account agreements. Certificates of deposit and certain fixed term money market deposit products have fixed contractual maturities. Money market deposits without fixed terms may be withdrawn by the holder at any time, although the allowed number of transactions may be limited and notification may be required. Customer deposits are released at the termination of the relationship, net of any customer receivable, or upon reevaluation of the customer’s credit in limited instances. HSA funds can be withdrawn by the account holders on demand. We believe that our deposits are paying competitive yields and that there continues to be consumer demand for these instruments. As of December 31, 2022, we had $3.5 billion in deposits. See Part II – Item 8 – Note 11, Deposits, in this report for more information regarding our deposits.
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
•Purchases of shares of treasury stock
•Merger and acquisition activity

1 Our long-term cash requirements consist primarily of amounts owed on our Amended and Restated Credit Agreement and various facilities lease agreements.
Cash Flows
The table below summarizes our cash activities and adjusted free cash flow:

(In thousands)	Year ended December 31,
	2022	2021	2020
Net cash provided by (used for):
Operating activities[1]	$679,425	$(42,579)	$736,804
Investing activities	$(716,654)	$(1,601,106)	$(329,086)
Financing activities[1]	$681,259	$1,596,246	$(59,041)
Non-GAAP financial measure:
Adjusted free cash flow[2]	$782,388	$535,443	$260,268
1 Restricted cash payable inflows of $193.0 million and $120.2 million for the years ended December 31, 2021 and 2020, respectively, have been reclassified from operating activities to financing activities to conform to the current period presentation. Refer to Part II – Item 8 – Note 1, Basis of Presentation and Summary of Significant Accounting Policies for more information.
2 The Company’s non-GAAP adjusted free cash flow is calculated as cash generated from operations, less net purchases of current investment securities and capital expenditures plus the change in net deposits. For a reconciliation to net cash provided by operating activities, the most closely comparable GAAP measure, and the reasons why we believe this is an important financial measure, please refer to the section titled Non-GAAP Financial Measures That Supplement GAAP Measures.
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
The majority of the Company’s trade receivables provide for payment terms of 30 days or less and receivables not paid within the terms of the agreement are generally subject to late fees based upon the outstanding receivable balance. The Company also extends revolving credit to certain small fleets. Such accounts are also subject to late fees and interest charges based on a revolving balance. The Company had approximately $157.8 million and $93.7 million of receivables with revolving credit balances as of December 31, 2022 and 2021, respectively.
The receivables portfolio consists of a large group of homogeneous smaller balances across a wide range of industries. No one customer receivable balance represented 10 percent or more of the outstanding receivables balance at December 31, 2022 or December 31, 2021. At December 31, 2022, approximately 98 percent and 99 percent of the outstanding balance of total trade accounts receivable was less than 30 days and 60 days past due, respectively.
•Net cash provided by operating activities for 2022 increased $722.0 million as compared to the prior year, primarily attributable to a decreased change in accounts receivable, net of a corresponding increased change in accounts payable, as well as higher net income adjusted for non-cash items.

•Net cash provided by operating activities for 2021 decreased $779.4 million as compared to the prior year, substantially due to an increase in accounts receivable balances, which was partially offset by a corresponding increase in accounts payable and accrued expense balances. Given that the Company finances the majority of domestic Fleet Solutions and Travel and Corporate Solutions operations through WEX Bank, operating cash flows were negatively impacted by volume and domestic fuel price increases during 2021, whereas in 2020, operating cash flows were positively impacted by a decrease in volumes and domestic fuel prices caused by the COVID-19 pandemic.
Investing Activities
Investing cash flows generally consist of capital expenditures, cash used for acquisitions and investment of eligible custodial cash assets.
•Net cash used for investing activities for 2022 decreased $884.5 million as compared to the prior year, primarily resulting from a reduction in payments made for acquisitions as well as a reduction in net purchases of available-for-sale debt securities.
•Net cash used for investing activities for 2021 increased $1,272.0 million as compared to the prior year, primarily resulting from the purchase of available-for-sale debt securities and payments made for acquisitions, including the acquisition of certain contractual rights to serve as custodian or sub-custodian of HSAs from Bell Bank and the benefitexpress Acquisition.
Financing Activities
Financing cash flows generally consist of the issuance and repayment of debt, deposits and proceeds from employee exercises of stock options, changes in restricted cash payable and purchases of treasury shares. Repurchases of our common stock may vary based on management’s evaluation of market and economic conditions and other factors.
•Net cash provided by financing activities during 2022 decreased $915.0 million as compared to the prior year, primarily resulting from lower relative deposit issuances and purchases of treasury shares.
•Net cash provided by financing activities during 2021 increased $1,655.3 million as compared to the prior year due primarily to higher relative deposit issuances, offset in part by the early redemption of the Company’s $400.0 million of Notes, as further described within Part II – Item 8 – Note 16, Financing and Other Debt.
Cash used to repurchase approximately 1.9 million shares of our common stock totaled $282.8 million during 2022. The remaining dollar value of shares authorized by our board of directors for repurchase is $508.8 million as of December 31, 2022.
Adjusted Free Cash Flow
The definition of adjusted free cash flow, and the reasons why we believe it to be an important financial measure, can be found in the section titled Non-GAAP Financial Measures That Supplement GAAP Measures.
•Adjusted free cash flow increased $246.9 million during 2022 from 2021 reflecting a significant increase in operating cash flows and decrease in purchases of current investment securities, offset in part by the reduction in cash provided by net deposits as compared to the prior year.
•Adjusted free cash flow increased $275.2 million during 2021 from 2020, reflecting a significant increase in net deposits, offset in part by the investment of such deposits in current investment securities, coupled with a significant decrease in operating cash flows.
Undistributed Earnings
Undistributed earnings of certain foreign subsidiaries of the Company amounted to $159.9 million at December 31, 2022. The Company continues to maintain its indefinite reinvestment assertion for its investments in foreign subsidiaries except for any historical undistributed earnings and future earnings for WEX Australia. Upon distribution of the foreign subsidiaries’ earnings in which the Company continues to assert indefinite reinvestment, which approximates $129.1 million at December 31, 2022, the Company would be subject to withholding taxes payable to foreign countries, where applicable, but would generally have no further federal income tax liability.
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
Financial Covenants
The Amended and Restated Credit Agreement contains various affirmative and negative covenants that, subject to certain customary exceptions, limit the Company and its subsidiaries’ (including, in certain limited circumstances, WEX Bank and the Company’s other regulated subsidiaries) ability to, among other things (i) incur additional debt, (ii) pay dividends or make other distributions on, redeem or repurchase capital stock, or make investments or other restricted payments, (iii) enter into transactions with affiliates, (iv) dispose of assets or issue stock of restricted subsidiaries or regulated subsidiaries, (v) create liens on assets, or (vi) effect a consolidation or merger or sell all, or substantially all, of the Company’s assets. Additionally, the indenture governing the Convertible Notes contains customary negative and affirmative covenants that, subject to certain customary exceptions, limit the Company and its subsidiaries’ (but excluding WEX Bank and the Company’s other regulated subsidiaries) ability to, among other things, incur additional debt.
The Amended and Restated Credit Agreement also requires, solely for the benefit of the lenders of the Tranche A Term Loan and lenders under the Revolving Credit Facility, that the Company maintain at the end of each fiscal quarter the following financial ratios:
•a consolidated interest coverage ratio (as defined in the Amended and Restated Credit Agreement) of no less than 3.00 to 1.00; and
•a consolidated leverage ratio (as defined in the Amended and Restated Credit Agreement) of no more than 5.00 to 1.00 for the quarters ending December 31, 2022 through September 30, 2023, and 4.75 to 1.00 thereafter.
We were in compliance with these covenants and restrictions at December 31, 2022.
Commitments to extend credit
We have entered into commitments to extend credit in the ordinary course of business. We had approximately $9.2 billion of unused commitments to extend credit at December 31, 2022, as part of established customer agreements, which are off-balance sheet arrangements. These amounts may increase or decrease during 2023 as we increase or decrease credit to customers, subject to appropriate credit reviews, as part of our lending product agreements. Many of these commitments are not expected to be utilized. We can adjust most of our customers’ credit lines at our discretion at any time. Therefore, we do not believe total unused credit available to customers and customers of strategic relationships represents future cash requirements. We believe that we can adequately fund actual cash requirements related to these credit commitments through the sources of cash described above.
Other contractual commitments
The table below summarizes the estimated amounts of payments under contractual obligations as of December 31, 2022:

	Payments Due By Period
(In thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease obligations(1)	$101,536	$15,025	$22,829	$16,443	$47,239
Long-term debt obligations:
Term loans	2,309,585	63,342	126,683	774,895	1,344,665
Interest payments on term loans(2)	642,479	146,766	281,660	191,753	22,300
Convertible Notes	310,000	—	—	310,000	—
Interest payments on Convertible Notes(3)	100,750	20,150	40,300	40,300	—
Other commitments:
Contractual deposits(4)	1,104,901	770,718	334,183	—	—
Interest on contractual deposits	15,850	12,559	3,291	—	—
Minimum volume purchase commitments(5)	18,078	5,641	12,437	—	—
Deferred payments on acquisitions(6)	300,230	53,688	165,875	80,667	—
Interest owed on deferred payments on acquisition(7)	14,913	—	9,438	5,475	—
Other (8)	15,034	10,049	4,985	—	—
Total	$4,933,356	$1,097,938	$1,001,681	$1,419,533	$1,414,204

(1) Operating lease obligations – Primarily represents undiscounted cash flows for remaining lease payments under long-term operating leases for office space. See Item 8 – Note 15, Leases, for more information regarding our leases.
(2) Interest payments on term loans – Interest payments are based on effective rates and credit spreads in effect as of December 31, 2022. See Item 8 – Note 16, Financing and Other Debt, for more information. The Company’s variable interest payments in this table are economically hedged with $1.6 billion notional amount of interest rate swaps, which expire at various dates through May 2026, to reduce our exposure to interest rate volatility. See Item 8 – Note 12, Derivative Instruments, and Item 8 – Note 18, Fair Value, for more information.
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
(5) Minimum volume purchase commitments – Under existing contractual arrangements, the Company is required to purchase a minimum amount of fuel from certain fuel suppliers on an annual basis. Upon failing to meet these minimum commitments, a penalty is assessed as defined under the contracts. See Item 8 – Note 20, Commitments and Contingencies, for more information. The table above represents the Company’s annual penalty assuming we purchase no fuel under these commitments after December 31, 2022.
(6) Deferred payments on acquisition – Relates to deferred cash payments and additional consideration owed pursuant to previously completed acquisitions. The asset purchase agreement with Bell Bank includes the potential for additional consideration payable annually by WEX that is calculated on a quarterly basis and is contingent, and based, upon any future increases in the Federal Funds rate. The contingent payment period began on July 1, 2021 and extends through the earlier of December 31, 2030, or the date when the cumulative amount paid as contingent consideration equals $225.0 million. Through December 31, 2022, $28.7 million of consideration has been incurred and included in the above table as it is no longer contingent upon future events. Given the timing and amount of any additional contingent consideration is dependent on future changes in interest rates and therefore uncertain, the table above does not include any amounts related to potential additional contingent consideration. Assuming no further changes to the Federal Funds rate as of December 31, 2022, however, the Company expects that it will incur the full $225.0 million in contingent consideration, payable in annual increments of approximately $54.2 million over the next three years with any remaining balance payable during 2027. See Item 8 – Note 4, Acquisitions, for more information.
(7) Interest owed on deferred payments on acquisition – The purchase agreement for the remaining 4.53 percent interest in PO Holding includes the payment of interest on the outstanding purchase price balance. See Item 8 – Note 4, Acquisitions, for more information.
(8) Other – This amount is comprised of contractually obligated future payments due under information technology service, hotel and other service contracts.
Uncertain tax benefits – The Company has excluded $7.5 million in gross unrecognized tax benefits from the table above, $4.2 million of which could be settled during 2023 as a result of certain examinations or expiration of statutes of limitation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk, including changes to interest rates, foreign currency exchange rates and commodity prices. From time to time, the Company enters into derivative instrument arrangements to manage these risks.
Commodity Price Risk
Customers and fuel retailer partners in our Fleet Solutions segment primarily purchase or sell fuel. Accordingly, a significant part of our overall revenue is derived from fuel purchases, making our revenues in this segment subject to historically volatile fuel prices. As of December 31, 2022, the Company is not hedged for changes in fuel prices, though Management continually monitors the market and our alternatives to hedge these fluctuations. We estimate that each one cent decline in average domestic fuel prices below the assumed average U.S. retail fuel price of $3.83 per gallon during 2023 would result in a $1.8 million decline in 2023 revenue.
Foreign Currency Risk
Our exposure to foreign currency fluctuation is due to our financial statements being presented in U.S. dollars and our foreign subsidiaries transacting in currencies other than the U.S. dollar, which results in gains and losses that are reflected in our consolidated statements of operations. The majority of the Company’s foreign exchange exposure is related to the U.S. Dollar versus the Euro, Australian dollar, Canadian dollar and British pound sterling. Our results of operations can be materially affected depending on the volatility and magnitude of foreign exchange rate changes. We currently do not utilize hedging instruments to mitigate these risks. However, growth in our international operations increases this exposure and we may initiate strategies to hedge certain foreign currency risks in the future.
Interest Rate Risk
Sensitivity Analysis for Corporate Debt, Deposits and Deferred Acquisition Liability
The Company is party to interest rate swap contracts to manage interest rate risk and economically hedge the LIBOR component of future interest payments associated with outstanding variable-interest rate borrowings under the Company’s Amended and Restated Credit Agreement. We periodically review the projected borrowings under our Amended and Restated

Credit Agreement and the current interest rate environment in order to ascertain whether interest rate swaps should be used to reduce our exposure to interest rate volatility. See Item 8 – Note 12, Derivative Instruments, for more information. As of December 31, 2022, the Company had variable-interest rate borrowings of $2.3 billion under the Amended and Restated Credit Agreement and interest rate swap contracts with a notional amount of $1.6 billion, leaving unhedged borrowings under the Amended and Restated Credit Agreement of $759.6 million.
At December 31, 2022, WEX Bank had deposits outstanding of $3.5 billion, which the Company uses to fund working capital needs in our fleet and travel businesses where we fund a customer’s entire receivable. The deposits are generally short-term in nature, though certain certificates of deposit and fixed term money market deposits are issued in up to five-year maturities. Upon maturity, the deposits will likely be replaced by issuing new deposits to the extent they are needed. See Item 8 – Note 11, Deposits, for more information.
WEX Inc. purchased SBI’s remaining 4.53 percent interest in PO Holding for a purchase price of $234.0 million plus any interest accruing pursuant to the terms of the Share Purchase Agreement. Such interest is benchmarked to the 12-month SOFR, determined at future dates, plus a stated interest rate spread. See Item 8 – Note 4, Acquisitions for more information.
The following table presents the effect of a 1 percent hypothetical increase or decrease in interest rates on our corporate debt, deposits and deferred acquisition liability, assuming that borrowings outstanding, notional amounts of our interest rate swap agreements, and contractual deposit maturities in place as of December 31, 2022 remain the same during 2023. Actual results may differ from estimates due to actual fluctuations in interest rates, debt levels, and our deposit portfolios during the year.

In thousands	Estimated Impact on Interest Expense
Amended and Restated Credit Agreement	$10,971
Contractual deposits[1]	3,594
Money market deposits	1,572
Securitized debt[2]	1,106
1 For purposes of this table, we have assumed that contractual deposits with maturity dates during 2023, which include certificates of deposit and certain money market deposits that have a fixed maturity and interest rate, would be replaced at the same principal amount, but with a fixed interest rate one percent higher than the rate in effect at maturity.
2 Under the terms of the Company’s securitized debt agreements with MUFG Bank, Ltd., the Company sells certain of its Australian and European receivables to its Australian and European securitization subsidiaries, respectively. These subsidiaries use the receivables as collateral to issue variable interest rate securitized debt. See Item 8 – Note 16, Financing and Other Debt for more information.
We have excluded HSA deposits from the table above as consumer interest rates paid thereon are based on stated rates per the account agreements and are not significantly impacted by changes in market interest rates. As of December 31, 2022, consumer interest rates payable on HSA deposits ranged from 0.01 percent to 0.20 percent while the average rate payable during 2022 and 2021 was 0.04 percent and 0.03 percent, respectively. Accordingly, it is unlikely that the interest rate could change by 1 percent over the next twelve months.
The majority of the Company’s HSA deposits are deposited with, managed and invested by WEX Bank through an investment manager. Such custodial assets are generally invested in fixed income securities. We attempt to limit our exposure to credit risk by establishing strict investment policies as to minimum investment ratings, diversification of our portfolio and setting risk tolerance levels. As of December 31, 2022, we had $1.4 billion invested in current available-for-sale debt securities at fair value. The weighted-average coupon rate on these securities was 2.97% as of December 31, 2022. Assuming a hypothetical increase in interest rates of 25 basis points, the resulting potential decrease in fair value of our portfolio of securities as of December 31, 2022 would be $16.4 million. Conversely, a corresponding decrease in interest rates would result in a comparable increase in fair value. Unrealized gains and losses on the Company’s available-for-sale debt securities are generally recorded within accumulated other comprehensive loss on the consolidated balance sheets unless 1) determined to be credit-loss related, 2) the Company expects to sell or has made a decision to sell the security or 3) the Company expects to have to sell the security before recovery of its cost basis. To date, any changes in fair value have not had a material impact on our results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of WEX Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of WEX Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Goodwill Impairment International Fleet Reporting Units — Refer to Notes 1 and 9 to the financial statements
Critical Audit Matter Description
The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company determines the fair value of its reporting units using an income based discounted cash flow method and a market based guideline public company method. The determination of the fair value using the discounted cash flow method requires management to make significant estimates and assumptions related to forecasts of future revenues, operating unit profit margins, and discount rates. The determination of the fair value using the market based approach requires management to make significant assumptions related to the multiple used. During the third quarter of 2022, certain triggering events were identified in the two International Fleet reporting units. The carrying values of the two International Fleet reporting units exceeded their fair values as of the measurement date and, therefore, impairment charges of $136.5 million were recognized.
Given the significant estimates and assumptions management makes to estimate the fair value of the International Fleet reporting units, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to forecasts of future revenues, operating unit profit margins, multiples, and the selection of the discount rates for the International Fleet reporting units requires a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the forecasts of future revenues and operating unit profit margins, multiples used in the market based approach, and the selection of discount rates for the International Fleet reporting units included the following, among others:
•We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the fair value of the International Fleet reporting units.
•We evaluated management’s ability to accurately forecast future revenue and operating unit profit margins by comparing actual results to management’s historical forecasts.
•We evaluated the reasonableness of management’s forecasts of future revenues and operating unit profit margins by comparing the forecasts to (1) historical results, (2) internal communications to management and the Board of Directors, and (3) forecasted information included in Company press releases as well as in analyst and industry reports of the Company and companies in its peer group.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the discount rates, including testing the underlying source information and the mathematical accuracy of the calculations, and developing a range of independent estimates and comparing those to the discount rates selected by management.
•With the assistance of our fair value specialists, we evaluated the multiples used in the market based approach, including testing the underlying source information and mathematical accuracy of the calculations, and comparing the multiples selected by management to its guideline companies.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
February 28, 2023

We have served as the Company's auditor since 2003.

WEX INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year ended December 31,
	2022	2021	2020
Revenues
Payment processing revenue	$1,155,907	$858,990	$698,891
Account servicing revenue	569,284	526,858	449,456
Finance fee revenue	360,468	255,323	198,523
Other revenue	264,852	209,371	212,999
Total revenues	2,350,511	1,850,542	1,559,869
Cost of services
Processing costs	558,911	482,870	419,041
Service fees	65,194	52,804	47,289
Provision for credit losses	179,897	45,114	78,443
Operating interest	20,579	9,157	23,810
Depreciation and amortization	105,869	112,164	104,592
Total cost of services	930,450	702,109	673,175
General and administrative	343,901	326,878	292,109
Sales and marketing	311,833	319,078	266,684
Depreciation and amortization	157,999	160,477	157,334
Legal settlement	—	—	162,500
Impairment charges	136,486	—	53,378
Loss on sale of subsidiary	—	—	46,362
Operating income (loss)	469,842	342,000	(91,673)
Financing interest expense	(130,690)	(128,422)	(157,080)
Net foreign currency loss	(22,702)	(12,339)	(25,783)
Change in fair value of contingent consideration	(139,088)	(40,100)	—
Other income	—	3,617	491
Net unrealized gain (loss) on financial instruments	83,184	39,190	(27,036)
Income (loss) before income taxes	260,546	203,946	(301,081)
Income tax provision (benefit)	93,085	67,807	(20,597)
Net income (loss)	167,461	136,139	(280,484)
Less: Net income from non-controlling interests	268	846	3,466
Net income (loss) attributable to WEX Inc.	167,193	135,293	(283,950)
Change in value of redeemable non-controlling interest	34,245	(135,156)	40,312
Net income (loss) attributable to shareholders	$201,438	$137	$(243,638)

Net income (loss) attributable to shareholders per share:
Basic	$4.54	$—	$(5.56)
Diluted	$4.50	$—	$(5.56)
Weighted average common shares outstanding:
Basic	44,398	44,718	43,842
Diluted	44,724	45,312	43,842
See notes to consolidated financial statements.

WEX INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year ended December 31,
	2022	2021	2020
Net income (loss)	$167,461	$136,139	$(280,484)

Other comprehensive (loss) income, net of tax:
Unrealized losses on available-for-sale debt securities	(135,408)	(6,123)	—
Foreign currency translation adjustments	(48,413)	(31,494)	27,864
Other comprehensive (loss) income, net of tax	(183,821)	(37,617)	27,864

Comprehensive (loss) income	(16,360)	98,522	(252,620)
Less: Comprehensive income attributable to non-controlling interest	268	527	4,289
Comprehensive (loss) income attributable to WEX Inc.	$(16,628)	$97,995	$(256,909)

See notes to consolidated financial statements.

WEX INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2022	2021
Assets
Cash and cash equivalents	$921,978	$588,923
Restricted cash	937,755	667,915
Accounts receivable, net	3,275,663	2,891,242
Investment securities	1,395,272	948,677
Securitized accounts receivable, restricted	143,198	125,186
Prepaid expenses and other current assets	143,283	77,569
Total current assets	6,817,149	5,299,512
Property, equipment and capitalized software	202,229	179,531
Goodwill	2,728,889	2,908,057
Other intangible assets	1,473,600	1,643,296
Investment securities	47,998	39,650
Deferred income taxes, net	13,364	5,635
Other assets	246,000	231,147
Total assets	$11,529,229	$10,306,828
Liabilities and Stockholders’ Equity
Accounts payable	$1,365,776	$1,021,911
Accrued expenses and other current liabilities	643,904	527,585
Restricted cash payable	937,147	668,014
Short-term deposits	3,144,602	2,026,420
Short-term debt, net	202,638	155,769
Total current liabilities	6,294,067	4,399,699
Long-term debt, net	2,522,206	2,695,365
Long-term deposits	334,183	652,214
Deferred income taxes, net	142,156	192,965
Other liabilities	587,104	273,706
Total liabilities	9,879,716	8,213,949
Commitments and contingencies (Note 20)
Redeemable non-controlling interest	—	254,106
Stockholders’ Equity
Common stock $0.01 par value; 175,000 shares authorized; 49,549 shares issued in 2022 and 49,255 in 2021; 43,220 shares outstanding in 2022 and 44,827 in 2021	495	492
Additional paid-in capital	928,008	844,051
Retained earnings	1,490,527	1,289,089
Accumulated other comprehensive loss	(306,338)	(122,517)
Treasury stock at cost; 6,329 and 4,428 shares in 2022 and 2021, respectively	(463,179)	(172,342)
Total stockholders’ equity	1,649,513	1,838,773
Total liabilities and stockholders’ equity	$11,529,229	$10,306,828
See notes to consolidated financial statements.

WEX INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock Issued		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2020	47,749	477	675,060	1,530,614	(115,449)	(172,342)	9,385	1,927,745
Stock issued under share-based compensation plans	290	2	9,271	—	—	—	—	9,273
Fair value of stock issued through private placement, net of issuance costs of $968	577	6	92,970	—	—	—	—	92,976
Share repurchases for tax withholdings	—	—	(9,519)	—	—	—	—	(9,519)
Equity component of the Convertible Notes, net of allocated issuance costs of $570 and taxes of $13,623	—	—	41,066	—	—	—	—	41,066
Stock-based compensation expense	—	—	63,863	—	—	—	—	63,863
Change in value of redeemable non-controlling interest	—	—	—	40,312	—	—	—	40,312
Foreign currency translation	—	—	—	—	27,041	—	823	27,864
Transfer of cumulative translation adjustment on the sale of subsidiary	—	—	—	—	5,473	—	—	5,473
Net (loss) income	—	—	—	(283,950)	—	—	2,814	(281,136)
Balance at December 31, 2020	48,616	485	872,711	1,286,976	(82,935)	(172,342)	13,022	1,917,917
Cumulative effect adjustment[1]	—	—	(41,982)	1,976	—	—	—	(40,006)
Balance at January 1, 2021	48,616	485	830,729	1,288,952	(82,935)	(172,342)	13,022	1,877,911
Stock issued under share-based compensation plans	639	7	44,190	—	—	—	—	44,197
Share repurchases for tax withholdings	—	—	(23,457)	—	—	—	—	(23,457)
Stock-based compensation expense	—	—	74,758	—	—	—	—	74,758
Acquisition of non-controlling interest, net of $538 in acquisition costs (Note 4)	—	—	(82,169)	—	(2,284)	—	(13,077)	(97,530)
Unrealized loss on available-for-sale debt securities	—	—	—	—	(6,123)	—	—	(6,123)
Change in value of redeemable non-controlling interest	—	—	—	(135,156)	—	—	—	(135,156)
Foreign currency translation	—	—	—	—	(31,175)	—	(319)	(31,494)
Net income	—	—	—	135,293	—	—	374	135,667
Balance at December 31, 2021	49,255	492	844,051	1,289,089	(122,517)	(172,342)	—	1,838,773
Stock issued under share-based compensation plans	294	3	4,949	—	—	—	—	4,952
Share repurchases for tax withholdings	—	—	(18,888)	—	—	—	—	(18,888)
Purchase of shares of treasury stock	—	—	—	—	—	(290,837)	—	(290,837)
Stock-based compensation expense	—	—	97,896	—	—	—	—	97,896
Unrealized loss on available-for-sale debt securities	—	—	—	—	(135,408)	—	—	(135,408)
Change in value of redeemable non-controlling interest	—	—	—	34,245	—	—	—	34,245
Foreign currency translation	—	—	—	—	(48,413)	—	—	(48,413)
Net income	—	—	—	167,193	—	—	—	167,193
Balance at December 31, 2022	49,549	$495	$928,008	$1,490,527	$(306,338)	$(463,179)	$—	$1,649,513

1 Reflects the impact of the Company’s modified retrospective adoption of ASU 2020-06.

See notes to consolidated financial statements.

WEX INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net income (loss)	$167,461	$136,139	$(280,484)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Change in fair value of contingent consideration	139,088	40,100	—
Stock-based compensation	97,896	74,758	63,863
Depreciation and amortization	263,868	272,641	261,926
Loss on sale of subsidiary	—	—	46,362
Amortization of premiums on investment securities	4,108	1,324	—
Gain on sale of equity investment	—	(3,617)	—
Debt restructuring and debt issuance cost amortization and accretion expense	17,236	15,521	26,196
Deferred tax (benefit) provision	(60,150)	12,878	(29,342)
Provision for credit losses	179,897	45,114	78,443
Impairment charges	136,486	—	53,378
Other non-cash (gains) losses	(70,943)	(25,483)	47,551
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable and securitized accounts receivable	(602,747)	(959,128)	592,947
Prepaid expenses and other current and other long-term assets	(29,392)	29,830	6,514
Accounts payable	348,682	252,967	(183,708)
Accrued expenses and other current and long-term liabilities	79,345	60,236	38,075
Income taxes	8,590	4,141	15,083
Net cash provided by (used for) operating activities	679,425	(42,579)	736,804
Cash flows from investing activities
Purchases of property, equipment and capitalized software	(112,875)	(86,041)	(80,471)
Cash paid on sale of subsidiary	—	—	(22,470)
Cash proceeds from sale or distribution of equity investment	—	3,117	837
Purchases of equity securities and other investments	(2,888)	(318)	(6,459)
Maturities of equity securities	—	—	181
Purchases of available-for-sale debt securities	(658,405)	(994,035)	—
Sales and maturities of available-for-sale debt securities	60,852	34,955	—
Acquisition of intangible assets	(3,338)	—	—
Acquisitions, net of cash and restricted cash acquired	—	(558,784)	(220,704)
Net cash used for investing activities	(716,654)	(1,601,106)	(329,086)
Cash flows from financing activities
Repurchase of share-based awards to satisfy tax withholdings	(18,888)	(23,457)	(9,519)
Purchase of treasury shares	(282,787)	—	—
Proceeds from stock option exercises	4,952	44,197	9,273
Change in restricted cash payable	305,409	192,977	120,215
Net change in deposits	801,592	1,620,284	(396,065)
Net activity on other debt	37,457	(18,500)	(66,915)
Borrowings on revolving credit facility	2,388,500	1,647,000	300,000
Repayments on revolving credit facility	(2,508,300)	(1,527,200)	(300,000)
Borrowings on term loans	—	112,819	—
Repayments on term loans	(63,342)	(63,659)	(64,611)
Redemption of Notes	—	(400,000)	—
Proceeds from issuance of Convertible Notes	—	—	299,150
Proceeds from issuance of common stock	—	—	90,000
Debt issuance costs	—	(8,935)	(17,048)
Net change in securitized debt	16,666	20,720	(23,521)
Net cash provided by (used for) financing activities	681,259	1,596,246	(59,041)
Effect of exchange rates on cash, cash equivalents and restricted cash	(41,135)	(25,376)	(405)
Net change in cash, cash equivalents and restricted cash	602,895	(72,815)	348,272
Cash, cash equivalents and restricted cash, beginning of year(a)	1,256,838	1,329,653	981,381
Cash, cash equivalents and restricted cash, end of year(a)	$1,859,733	$1,256,838	$1,329,653

Supplemental cash flow information	2022	2021	2020
Interest paid	$129,390	$132,160	$163,292
Income taxes paid (refunded)	142,806	50,621	(8,444)
Supplemental disclosure of non-cash investing and financing activities
Capital expenditures incurred but not paid	$8,057	$5,143	$3,179
Initial deferred liability from acquisition of remaining interest in PO Holding	216,594	—	—
Purchase of treasury shares, unsettled as of period-end	8,050	—	—
Non-cash contribution from non-controlling interest	—	12,457	—
Deferred cash consideration as part of asset acquisition	—	47,408	—
Contingent consideration as part of asset acquisition	—	27,200	—
Promissory note received in exchange for sale of equity investment	—	500	—

(a) The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within our consolidated balance sheets to amounts within our consolidated statements of cash flows for the years ended December 31, 2022, 2021, and 2020:

	December 31,
	2022	2021	2020
Cash and cash equivalents at beginning of year	$588,923	$852,033	$810,932
Restricted cash at beginning of year	667,915	477,620	170,449
Cash, cash equivalents and restricted cash at beginning of year	$1,256,838	$1,329,653	$981,381

Cash and cash equivalents at end of year	$921,978	$588,923	$852,033
Restricted cash at end of year	937,755	667,915	477,620
Cash, cash equivalents and restricted cash at end of year	$1,859,733	$1,256,838	$1,329,653
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
Basis of Presentation and Use of Estimates and Assumptions
The accompanying consolidated financial statements for the years ended December 31, 2022, 2021 and 2020, include the accounts of the Company and its wholly and majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
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
Reclassifications
Effective December 31, 2022, accrued expenses and other current liabilities have been combined and presented as one line item in the consolidated balance sheets. In conjunction with this revised balance sheet presentation, accrued expenses have been combined with other current and other long-term liabilities on the consolidated statements of cash flows and restricted cash payable has been presented separately. Prior period amounts on the consolidated balance sheet and cash flow statement have been reclassified to conform with the current period presentation.
The change in restricted cash payable, which had previously been presented within cash flows from operating activities in the statements of cash flows, has been reclassified to cash flows from financing activities on the consolidated statements of cash flows. Restricted cash payable inflows of $193.0 million and $120.2 million for the years ended December 31, 2021 and 2020, respectively, have been reclassified to conform to the current period presentation.
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
Restricted Cash
Restricted cash represents funds collected from individuals or employers on behalf of our customers that are to be remitted to third parties, funds required to be maintained under certain vendor agreements, and amounts received from OTAs held in segregated accounts until a transaction is settled. Restricted cash is not available to fund the Company’s operations. We generally maintain an offsetting liability against the restricted cash.
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

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
The Company extends revolving credit to certain small fleets. These accounts are also subject to late fees and balances that are not paid in full are subject to interest charges based on the revolving balance. The Company had approximately $157.8 million and $93.7 million in receivables with revolving credit balances as of December 31, 2022 and 2021, respectively.
Allowance for Accounts Receivable
The allowance for accounts receivable reflects management’s current estimate of uncollectible balances on its accounts receivable and consists primarily of reserves for credit losses. The reserve for credit losses reduces the Company’s accounts receivable balances, as reported in the consolidated financial statements, to the net realizable value. The reserve for expected credit losses includes both a quantitative and qualitative reserve component. The quantitative component is primarily calculated using an analytic model, which includes the consideration of historical loss experience and past events to calculate actual loss-rates at the portfolio level. It also includes reserves against specific customer account balances determined to be at risk for non-collection based on customer information including delinquency, changes in payment patterns and other information. The qualitative component is determined through analyzing recent trends in economic indicators and other current and forecasted information to determine whether loss-rates are expected to change significantly in comparison to historical loss-rates at the portfolio level. When such indicators are forecasted to deviate from the current or historical median, the Company qualitatively assesses what impact, if any, the trends are expected to have on the reserve for credit losses. Economic indicators include consumer price indices, consumer spending and unemployment trends, among others. See Note 6, Allowance for Accounts Receivable for changes in the accounts receivable allowances by portfolio segment during the years ended December 31, 2022 and 2021 as a result of these assessments.
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
•Travel and Corporate Solutions - The customer base is comprised of businesses operating in multiple industries including large OTAs. With the exception of the eNett and WEX Payments portfolios, which have minimal credit risk due to their respective business models and collection terms, the associated credit losses are sporadic and closely correlate with trends in consumer metrics, including consumer spending and the consumer price index.
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

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Off-Balance Sheet Arrangements
The Company has various off-balance sheet commitments, including the extension of credit to customers, accounts receivable factoring and accounts receivable securitization, which carry credit risk exposure. Such arrangements are described in Note 20, Commitments and Contingencies, and Note 13, Off-Balance Sheet Arrangements.
Investment Securities
Investment securities held by the Company consist primarily of (i) custodial assets managed and invested by WEX Bank through an investment manager, which are reflected within current assets on our consolidated balance sheets and (ii) securities purchased and held by WEX Bank primarily in order to meet the requirements of the Community Reinvestment Act, which are reflected within non-current assets on our consolidated balance sheets. Investment securities consist primarily of available-for-sale debt securities, including U.S. treasury notes and bonds, corporate debt securities and asset or mortgage-backed securities, and equity securities with readily determinable fair values. Available-for-sale debt securities and equity securities with a readily determinable fair value are reflected in the consolidated balance sheets at fair value and are classified as current or long-term based on Management’s determination of whether such securities are available for use in current operations, regardless of the securities’ stated maturity dates. The cost basis of investment securities is based on the specific identification method. Purchases and sales of securities are recorded on a trade date basis. Accrued interest on investment securities is recorded within prepaid expenses and other current assets on the consolidated balance sheets. As of December 31, 2022 and 2021, accrued interest on investment securities was $9.3 million and $4.2 million, respectively.
Available-for-sale debt securities are considered impaired if the fair value of the investment is less than its amortized cost. If it is more likely than not that the Company will have to sell the security before recovery of its amortized cost basis, the security is written down to its fair value and the difference is recognized in operating income. If the Company deems it is not likely to sell such security before recovery of its amortized cost basis, the Company bifurcates the impairment into credit-related and non-credit-related components. In evaluating whether a credit-related loss exists, the Company considers a variety of factors including: the extent to which the fair value is less than the amortized cost basis; adverse conditions specifically related to the issuer of a security; the failure of the issuer of the security to make scheduled interest or principal payments; and any changes to the rating of the security by a rating agency. A loss on available-for-sale securities attributed to a credit-related component is determined by comparing the present value of cash flows expected to be collected from the security with the amortized cost basis of the security and is recorded within the provision for credit losses on our consolidated statements of operations. To the extent this expected credit loss decreases in future periods, the charge to the provision for credit losses is reversed. The portion of the loss attributed to non-credit-related components is reflected within accumulated other comprehensive loss on the consolidated balance sheets, net of applicable taxes. To the extent this loss decreases in future periods, the Company records a reduction to accumulated other comprehensive loss, net of applicable taxes.
Realized gains and losses on available-for sale debt securities are recorded within other revenue on the consolidated statements of operations. Unrealized holding gains and losses on equity securities are included in net unrealized (loss) gain on financial instruments within the consolidated statements of operations.
Other Investments
During the fourth quarter of 2022, the Company entered into an agreement for future equity in a privately-held entity upon the occurrence of a future qualified equity financing. While this investment does not represent a current ownership interest, we have determined this to be an investment without a readily determinable fair value. Investments without a readily determinable fair value are measured at cost minus impairments, if any, until a specific remeasurement event occurs.
At December 31, 2022, we had $2.5 million of investments without a readily determinable fair value, which have been included within prepaid expenses and other current assets on our consolidated balance sheet.
Derivatives
From time to time, the Company utilizes derivative instruments as part of its overall strategy, including to reduce the impact of interest rate volatility. In addition, we have a contingent consideration derivative liability associated with our asset acquisition from Bell Bank. The Company’s derivative instruments outstanding at December 31, 2022 and 2021, which consist of interest rate swap agreements that have not been designated as hedges and the contingent consideration liability, are recorded at fair value on the consolidated balance sheets. Realized gains and losses on interest rate swap derivatives are recognized in financing interest expense and unrealized gains and losses on the interest rate swap derivatives are recognized in net unrealized gains and losses on financial instruments. The change in the estimated fair value of the contingent consideration liability is

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

recognized separately on the consolidated statement of operations. For the purposes of cash flow presentation, realized gains or losses on the interest rate swaps are included within cash flows from operating activities. Cash payments for contingent consideration will be included within cash flows from financing activities, up to the initial liability balance at acquisition. Any contingent consideration paid in excess of the initial liability balance will be included within cash flows from operating activities.
Leases
The Company's real estate leases are accounted for using a right-of-use model, which recognizes that at the date of commencement, a lessee has a financial obligation to make lease payments to the lessor for the right to use the underlying asset during the lease term and recognizes a corresponding right-of-use asset related to this right. Some of our leases include options to extend the term of the lease. When it is reasonably certain that we will exercise the option, we include the impact of the option in the lease term for purposes of determining future lease payments. The Company made an accounting policy election to not recognize assets or liabilities for leases with a term of less than twelve months and to account for all components in a lease arrangement as a single combined lease component. Short-term lease payments are recognized on a straight-line basis. Certain of our lease agreements include variable rent payments, consisting primarily of rental payments adjusted periodically for inflation and amounts paid to the lessor based on cost or consumption, such as maintenance and utilities. These costs are recognized in the period in which the obligation is incurred. As the Company’s leases do not specify an implicit rate, the Company uses an incremental borrowing rate based on information available at the lease commencement date to determine the present value of the lease payments.
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
Below are the amounts of internal-use computer software capitalized within property, equipment and capitalized software and the related amortization expense incurred on all internal-use computer software during the years ended December 31:

(in thousands)	2022	2021	2020
Gross amounts capitalized for internal-use computer software (including construction-in-process)	$107,705	$77,808	$58,881
Amounts expensed for amortization of internal-use computer software	$77,997	$74,189	$72,363

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Cloud Computing Arrangements
The Company capitalizes implementation costs in cloud computing arrangements, including development costs on third-party technology platforms. Such amounts are amortized to the consolidated statement of operations, when ready for intended use, over the lesser of the term of the hosting arrangement or the useful life of the underlying software.
As of December 31, 2022 and 2021, the Company had the following costs capitalized with respect to cloud computing arrangements on the consolidated balance sheets:

	Year Ended December 31,
(in thousands)	2022	2021
Gross cloud computing costs (inclusive of in-process amounts)	$21,730	$10,269
Accumulated amortization	7,202	2,529
Net cloud computing costs	$14,528	$7,740

Included in prepaid expenses and other current assets	$9,342	$3,369
Included in other assets	$5,186	$4,371
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
Goodwill and Other Intangible Assets
Goodwill is assigned to reporting units, which is at, or one level below, the Company’s operating segments. Goodwill is not amortized but is reviewed for impairment at least annually at the reporting unit level, as of October 1, or more frequently if facts or circumstances indicate that the goodwill might be impaired. Such impairment tests include comparing the fair value of the respective reporting units with their carrying values, including goodwill. The Company uses both discounted cash flow analyses and comparable company pricing multiples to determine the fair value of its reporting units. Such analyses are corroborated using market analytics. Certain assumptions are used in determining the fair value, including assumptions about future cash flows and terminal values. The Company considers the assumptions that it believes hypothetical marketplace participants would use in estimating future cash flows. In addition, an appropriate discount rate is used, based on the Company’s cost of capital or reporting unit-specific economic factors. When the fair value of a reporting unit is less than its carrying value, a goodwill impairment charge is recorded equal to the amount by which the carrying value of the reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. See Note 9, Goodwill and Other Intangible Assets, for further information regarding the outcome of the Company’s goodwill impairment tests during 2022, 2021 and 2020.
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

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

other economic factors, including competition and specific market conditions. The Company performs an evaluation of the remaining useful lives of the definite-lived intangible assets periodically to determine if any change is warranted.
Impairment of Long-Lived Assets
The Company’s long-lived assets primarily include property, equipment, capitalized software, right-of-use assets and intangible assets. The carrying values of long-lived assets are reviewed for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be recoverable. Such conditions may include a reduction in operating cash flow or a significant adverse change in the manner in which the asset is intended to be used.
To test for impairment of long-lived assets, the Company generally uses an estimate of the future undiscounted net cash flows of the assets over their remaining lives to determine if the value of the asset is recoverable. Long-lived assets are grouped with other assets and liabilities at the lowest level for which independent identifiable cash flows are determinable, which is generally at the reporting unit level. An asset impairment is recognized when the carrying value of the asset is not recoverable based on the analysis described above, in which case the asset is written down to its fair value.
Debt Issuance Costs
Debt issuance costs incurred and capitalized are amortized into interest expense over the remaining term of the respective debt arrangements using the effective interest method.
Fair Value of Financial Instruments
The Company holds mortgage-backed securities, U.S. treasury notes, corporate debt securities, mutual funds, money market funds, derivatives (see Note 12, Derivative Instruments) and certain other financial instruments that are carried at fair value. The Company determines fair value based upon quoted prices when available or through the use of alternative approaches, such as model pricing, when market quotes are not readily accessible or available. Various factors are considered in determining the fair value of the Company’s financial instruments, including: closing exchange or over-the-counter market price quotations; benchmark interest rates; time value and volatility factors underlying options and derivatives; price activity for equivalent instruments; and the Company’s own-credit standing. These valuation techniques may be based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs create the following fair value hierarchy:
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
Assets and liabilities measured at fair value are classified within the fair value hierarchy in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company holds certain investments that are measured at their NAV as a practical expedient, which are excluded from the above fair value hierarchy.
Revenue Recognition
The Company accounts for the majority of its revenue under Topic 606 or ASC 310, Receivables for rights or obligations associated with financial instruments. The Company generally records revenue net, equal to consideration retained, based upon its conclusion that the Company is the agent in its principal versus agent relationships. When making this determination, the Company evaluated the nature of its promise to the customer and determined that it does not control a promised good or service before transferring that good or service to the customer, but rather arranges for another entity to provide the goods or services.
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

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
See Note 22, Stock-Based Compensation, for further information.
Advertising Costs
Advertising and marketing costs are expensed in the period incurred. During the years ended December 31, 2022, 2021 and 2020, advertising expense was $23.4 million, $20.6 million and $17.4 million, respectively.
Income Taxes
Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the associated temporary differences become deductible. A valuation allowance is established for those jurisdictions in which the realization of deferred tax assets is not deemed to be more likely than not. The Company has elected to treat the GILTI tax as a current period expense in the year incurred.
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
Earnings per Share
Basic earnings per share is computed by dividing net income (loss) attributable to shareholders by the weighted average number of shares of common stock and vested DSUs outstanding during the year. The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that the numerator is increased for tax-effected interest expense associated with our Convertible Notes and the denominator is increased for the assumed issuance of common

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

shares upon conversion of the Convertible Notes under the “if converted” method unless the effect is anti-dilutive. Additionally, diluted earnings per share includes the assumed exercise of dilutive options, the assumed issuance of unvested RSUs, performance-based awards for which the performance condition has been met as of the date of determination and contingently issuable shares that would be issuable if the end of the reporting period was the end of the contingency period, using the treasury stock method unless the effect is anti-dilutive. The treasury stock method assumes that proceeds, including cash received from the exercise of employee stock options and the average unrecognized compensation expense for unvested share-based compensation awards, would be used to purchase the Company’s common stock at the average market price during the period.
The following table summarizes net income (loss) attributable to shareholders and reconciles basic and diluted shares outstanding used in the earnings per share computations:

	Year ended December 31,
(In thousands)	2022	2021	2020
Net income (loss) attributable to shareholders	$201,438	$137	$(243,638)

Weighted average common shares outstanding – Basic	44,398	44,718	43,842
Dilutive impact of share-based compensation awards[1]	326	594	—
Weighted average common shares outstanding – Diluted	44,724	45,312	43,842
1 Due to the Company’s net loss position for the year ended December 31, 2020, 0.5 million incremental shares that would otherwise have been dilutive, are excluded from the table above as the effect of including those shares would be anti-dilutive.
For the year ended December 31, 2022, 0.6 million outstanding share-based compensation awards were excluded from the computation of diluted earnings per share under the treasury stock method, as the effect of including these awards would be anti-dilutive. Share-based compensation awards excluded from the computation of diluted earnings per share were immaterial for the years ended December 31, 2021 and 2020.
It is the Company’s current intention to settle all conversions of the Convertible Notes in shares of the Company’s common stock. Under the “if-converted” method, approximately 1.6 million shares of the Company’s common stock associated with the assumed conversion of these Convertible Notes as of the beginning of the period have been excluded from diluted shares outstanding for the years ended December 31, 2022, 2021 and 2020 as the effect of including such shares would be anti-dilutive. For further information regarding the Convertible Notes, see Note 16, Financing and Other Debt.
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
Gains and losses on foreign currency transactions as well as the remeasurement of the Company’s cash, receivable and payable balances that are denominated in foreign currencies, are recorded directly in net foreign currency loss in the consolidated statements of operations. However, gains or losses resulting from intercompany transactions where repayment is not anticipated for the foreseeable future are not recognized in the consolidated statements of operations. In these situations, the gains or losses are deferred and included as a component of accumulated other comprehensive loss.
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss (“AOCL”) consisted unrealized gains and losses on debt securities and foreign currency translation adjustments pertaining to the net investment in foreign operations. The Company has a full valuation allowance recorded against its deferred tax assets on unrealized losses on debt securities included within AOCL. In addition, unrealized gains and losses on foreign currency translation adjustments within AOCL are substantially considered indefinitely reinvested outside the United States. Accordingly, there were no material deferred taxes recorded on such unrealized losses on debt securities and foreign currency translation adjustments for the years ended December 31, 2022, 2021 and 2020. As of December 31, 2022 and 2021, the components of AOCL were as follows:

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	December 31,
(In thousands)	2022	2021
Unrealized losses on available-for sale debt securities	$(141,531)	$(6,123)
Foreign currency translation adjustments	(164,807)	(116,394)
Total accumulated other comprehensive loss	$(306,338)	$(122,517)

2.	Recent Accounting Pronouncements
The following table provides a brief description of recent accounting pronouncements and their impact on our financial statements:

Standard	Description	Date/Method of Adoption	Effect on financial statements or other significant matters
Adopted During the Year Ended December 31, 2022
ASU 2021-08, Business Combinations	This standard requires acquirers within the scope of Subtopic 805-10, Business Combinations, to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. This will generally result in an acquirer recognizing and measuring acquired contract asset and liabilities consistent with how they were recognized and measured in an acquiree’s financial statements, if such financial statements were prepared in accordance with GAAP. Previously, contract assets and contract liabilities acquired were recognized at their fair value on the acquisition date.	Effective for fiscal years beginning after December 15, 2022.	The Company early adopted this ASU effective January 1, 2022. Adoption had no material effect on the consolidated financial statements for the year ended December 31, 2022. The guidelines of this ASU will be applied prospectively for business combinations in the scope of ASC 805.

3.	Revenue
In accordance with Topic 606, revenue is recognized when, or as, performance obligations are satisfied as defined by the terms of the contract, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for goods or services provided.
The following tables disaggregate our consolidated revenues, substantially all of which relate to services transferred to the customer over time:

	Year Ended December 31, 2022
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Topic 606 revenues
Payment processing revenue	$720,242	$353,748	$81,917	$1,155,907
Account servicing revenue	18,306	42,850	357,275	418,431
Other revenue	84,050	299	30,978	115,327
Topic 606 revenues	$822,598	$396,897	$470,170	$1,689,665
Non-Topic 606 revenues	$621,066	$5,411	$34,369	$660,846
Total revenues	$1,443,664	$402,308	$504,539	$2,350,511

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended December 31, 2021
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Topic 606 revenues
Payment processing revenue	$513,365	$274,092	$71,533	$858,990
Account servicing revenue	17,631	44,157	314,351	376,139
Other revenue	81,531	3,628	25,521	110,680
Topic 606 revenues	$612,527	$321,877	$411,405	$1,345,809
Non-Topic 606 revenues	$498,888	$3,041	$2,804	$504,733
Total revenues	$1,111,415	$324,918	$414,209	$1,850,542

	Year Ended December 31, 2020
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Topic 606 revenues
Payment processing revenue	$404,843	$229,144	$64,904	$698,891
Account servicing revenue	17,512	41,927	253,706	313,145
Other revenue	78,620	2,559	35,734	116,913
Topic 606 revenues	$500,975	$273,630	$354,344	$1,128,949
Non-Topic 606 revenues	$417,335	$4,210	$9,375	$430,920
Total revenues	$918,310	$277,840	$363,719	$1,559,869
Payment Processing Revenue
Payment processing revenue consists primarily of interchange income. Interchange income is a fee paid by a merchant bank (“merchant”) to the card-issuing bank (generally the Company) in exchange for the Company facilitating and processing transactions with cardholders. Interchange fees are set by the card network in open loop transactions and by the Company in closed loop transactions. WEX processes transactions through both closed-loop and open-loop networks.
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
The Company has determined that the merchant is the customer as it relates to interchange income, regardless of the type of network through which transactions are processed. The Company’s primary performance obligation to merchants is a stand-ready commitment to provide payment and transaction processing services as the merchant requires, which is satisfied over time in daily increments. Since the timing and quantity of transactions to be processed by us is not determinable, the total consideration is determined to be usage-based variable consideration. The variability is satisfied each day the service is provided to the customer and we consider the services performed each day in order to ascribe the appropriate amount of total fees to that day. We measure interchange revenue on a daily basis based on the services that are performed on that day.

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In determining the amount of consideration received related to these services, the Company applied the principal-agent guidance in Topic 606 and assessed whether it controls services performed by other intermediaries. The Company determined that WEX does not control the services performed by merchant acquirers, card networks and sponsor banks as each of these parties is the primary obligor and interchange income is recognized net of fees owed to these intermediaries. Conversely, the Company determined that services performed by third-party payment processors are controlled by the Company and such fees paid to third-party payment processors are recorded as service fees within cost of services.
The Company additionally enters into contracts with certain large customers or strategic cardholders that provide for fee rebates tied to performance milestones. When such fee rebates constitute consideration payable to a customer or other party that purchases services from the customer, they are considered variable consideration and are recorded as a reduction in payment processing revenue in the same period that related interchange income is recognized. For the years ended December 31, 2022, 2021, and 2020, variable consideration, including fee rebates determined to be variable consideration, totaled $1.5 billion, $908.7 million, and $537.7 million, respectively. Fee rebates made to certain other partners in exchange for customer referrals are not considered variable consideration and are recorded as sales and marketing expenses.
Account Servicing Revenue
In our Fleet Solutions segment, account servicing revenue is primarily comprised of monthly fees charged to cardholders based on the number of vehicles serviced. These fees are primarily in return for providing monthly vehicle data reports and are recognized on a monthly basis as the service is provided. The Company also recognizes revenue related to reporting services on telematics hardware placements, which are within the scope of Topic 606, and other fees recognized as revenue when assessed to the cardholder as part of the lending relationship, which are outside the scope of Topic 606.
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
Other Revenue
In our Fleet Solutions segment, other revenue primarily consists of transaction processing revenue, other fees charged to the merchants, professional services, including software development projects and other services sold subsequent to the core offerings, the sale of telematics hardware, and permit sales to our over-the-road customers, all of which are within the scope of Topic 606. Revenue is recognized when control of the services or hardware is transferred to our customers, in an amount that reflects the consideration that we expect to receive in exchange for those services.
In our Travel and Corporate Solutions segment, the majority of other revenue reflects international settlement fees, which is outside the scope of Topic 606 and recognized as the service is performed. In our Health and Employee Benefit Solutions segment, other revenue includes interest income earned on the investment of HSA deposit balances held by WEX Bank, which is outside the scope of Topic 606 and is accounted for under Topic 320 and professional services revenue, which is within the scope of Topic 606, and is recognized as the services are performed in the amount we expect to receive from these services. Prior to the sale of the WEX Latin America business, other revenue in our Health and Employee Benefit Solutions

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

segment also included the gain on sale of WEX Latin America receivables, which was outside the scope of Topic 606 and is recognized on the sale date of the receivables.
Contract Balances
The majority of the Company’s receivables are either due from cardholders who have not been deemed our customer as it relates to interchange income or from revenues earned outside of the scope of Topic 606, and are therefore excluded from the table below. The Company’s contract assets consist of upfront payments to customers under long-term contracts and are recorded upon the later of when the Company recognizes revenue for the transfer of the related goods or services or when the Company pays or promises to pay the consideration. The resulting asset is amortized against revenue as the Company satisfies its performance obligations under these arrangements. The Company’s contract liabilities consist of customer payments received before the Company has satisfied the associated performance obligations. The following table provides information about these contract balances:

(In thousands)
Contract balance	Location on the consolidated balance sheets	December 31, 2022	December 31, 2021
Receivables	Accounts receivable, net	$53,593	$49,303
Contract assets	Prepaid expenses and other current assets	$13,554	$8,975
Contract assets	Other assets	$37,912	$40,718
Contract liabilities	Accrued expenses and other current liabilities	$8,093	$9,123
Contract liabilities	Other liabilities	$87,045	$58,900
Impairment losses recognized on our contract assets were immaterial for the years ended December 31, 2022, 2021 and 2020. In the years ended December 31, 2022 and 2021, we recognized revenue of $28.5 million and $3.5 million included in the opening contract liabilities balances, respectively.
Remaining Performance Obligations
The Company’s unsatisfied, or partially unsatisfied performance obligations as of December 31, 2022 represent the remaining minimum monthly fees on a portion of contracts across the lines of business, deferred revenue associated with stand ready payment processing obligations and contractually obligated professional services yet to be provided by the Company. The total remaining performance obligations below are not indicative of the Company’s future revenue, as they relate to an insignificant portion of the Company’s operations.
The following table includes revenue expected to be recognized related to remaining performance obligations at the end of the reporting period.

(In thousands)	2023	2024	2025	2026	2027	Thereafter	Total
Minimum monthly fees[1]	$56,378	$31,149	$14,105	$5,107	$3,878	$2,826	$113,443
Professional services[2]	3,347	—	—	—	—	—	3,347
Other[3]	4,309	12,322	23,287	32,672	40,661	5,929	119,180
Total remaining performance obligations	$64,034	$43,471	$37,392	$37,779	$44,539	$8,755	$235,970
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

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.	Acquisitions
Acquisitions
2022 Asset Acquisition
During June 2022, the Company entered into a definitive agreement to purchase a portfolio of certain assets, consisting primarily of branded commercial fleet card customer accounts from a third-party. During September 2022, the Company closed on the acquisition of these receivables, paying the seller a preliminary purchase price of $45.1 million, consisting of the face value of the account balances as of the valuation date, plus certain customary adjustments, as defined in the purchase agreement. The actual amount of accounts receivable purchased was less than the balances as of the valuation date, resulting in a credit due back to WEX, which was collected during the fourth quarter of 2022. We accounted for this transaction under the asset acquisition method of accounting and have allocated the total cost of the acquisition as follows:

(In thousands)
Net cash consideration transferred to seller	$40,801
Add: net transaction costs	819
Total consideration	$41,620

Accounts receivable, net of allowance[1]	$38,282
Customer relationship intangible asset[2]	3,338
$41,620
1 Recorded within accounts receivable in the consolidated balance sheet and included within operating activities in the consolidated statement of cash flows.
2 The intangible asset is being amortized to expense over a three-year life.
2022 Acquisition of Remaining Interest in PO Holding
On March 7, 2022, WEX Inc. and SBI entered into a share purchase agreement (the “Share Purchase Agreement”) whereby SBI sold, and WEX Inc. purchased, SBI’s remaining 4.53 percent interest in PO Holding for a purchase price of $234.0 million plus any interest accruing pursuant to the terms of the Share Purchase Agreement. The purchase price is payable in three installments of $76.7 million in each of March of 2024, 2025 and 2026, with a final payment of $4.0 million also payable in March 2026. Pursuant to the Share Purchase Agreement, WEX Inc. owes SBI interest on the outstanding purchase price balance from March 2024 to March 2025 at the 12-month Secured Overnight Financing Rate (“SOFR”) (as determined on March 1, 2024) plus 1.25 percent and on the outstanding balance from March 2025 to March 2026 at the 12-month SOFR rate (as determined on March 3, 2025) plus 2.25 percent, except that no interest accrues on the $4.0 million payment due in March 2026.
Using a discount rate of 3.4 percent, the Company recorded the initial deferred liability under this Share Purchase Agreement at its net present value of $216.6 million within other liabilities on the consolidated balance sheet. The associated discount relative to the purchase price will be amortized as interest expense using the effective interest method over the repayment term.
This transaction makes PO Holding, the direct parent of WEX Health, a wholly owned subsidiary of WEX Inc. to which the Company is solely entitled to the economic benefits. See Note 19, Redeemable Non-Controlling Interest for more information.
2021 Asset Acquisition
On April 1, 2021, WEX Inc. completed the acquisition of certain contractual rights to serve as custodian or sub-custodian to over $3 billion of HSAs from the HealthcareBank division of Bell Bank, which is owned by State Bankshares, Inc. This acquisition increased the Company’s role in its customer-directed healthcare ecosystem and aligns with its growth strategy. On the closing of the acquisition, WEX Inc. paid Bell Bank initial cash consideration of $200.0 million. The Company is required to make two additional cash payments to Bell Bank in association with this acquisition, $25.0 million in July 2023 and $12.5 million in January 2024.
The purchase agreement also includes potential additional consideration payable to Bell Bank annually that is calculated on a quarterly basis and is contingent, and based, upon any future increases in the Federal Funds rate. The contingent

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

payment period began on July 1, 2021 and extends until the earlier of (i) the year ending December 31, 2030, or (ii) the date when the cumulative amount paid as contingent consideration equals $225.0 million.
Given the acquisition did not meet the definition of a business, the Company accounted for this transaction as an asset acquisition, recognizing $263.4 million as a definite-lived intangible rights asset as of the acquisition date, with a weighted average life of 5.6 years. As more fully described in Note 19, Redeemable Non-Controlling Interest, as part of this acquisition WEX Inc. allocated $11.2 million of the initial cash consideration to the repurchase of SBI’s non-controlling interest in the U.S. Health business, reducing SBI’s ownership percentage as of the acquisition date to 4.53 percent. Additionally, the Company recorded an initial deferred liability of $47.4 million equal to the present value of the deferred cash payments and a derivative liability of $27.2 million related to the additional consideration contingent upon future increases in the Federal Funds rate. Refer to Note 18, Fair Value, for further information on the valuation of the derivative liability. Transaction costs related to the acquisition were immaterial and expensed as incurred.
2021 Acquisition of Remaining Interest in WEX Europe Services
On April 13, 2021, the Company acquired the remaining interest in WEX Europe Services, which consisted of 25 percent of the issued ordinary share capital, for a purchase price of $97.0 million. As a result of the transaction, the Company now owns 100 percent of the issued ordinary share capital of WEX Europe Services, which operates as our European Fleet business. This transaction further streamlines the European Fleet business in order to create revenue synergies and increases our ability to manage the associated cost structure. Given the Company had a controlling interest in WEX Europe Services prior to the transaction, the acquisition has been accounted for as an equity transaction, resulting in a reduction of additional paid-in capital by $81.6 million, a $13.1 million elimination of the 25 percent non-controlling interest in WEX Europe Services and a reduction of accumulated other comprehensive income by $2.3 million. In conjunction with the acquisition, the Company incurred $0.5 million in acquisition costs, which further reduced additional paid-in capital.

Business Combinations
The Company incurred and expensed costs directly related to completed business combinations of $2.4 million and $97.9 million in 2021 and 2020, respectively. The Company did not incur any costs directly related to completed business combinations during the year ended December 31, 2022. Costs incurred and expensed related to business combinations in-process were immaterial for the years ended December 31, 2022, 2021, and 2020. Acquisition-related costs for all years presented are included within general and administrative expenses, except for the financing fees incurred in 2020, that are presented in financing interest expense in the consolidated statements of operations.
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
Goodwill recognized as a result of the acquisition represents the anticipated synergies of acquiring the businesses and is deductible for tax purposes. During the second quarter of 2022, the purchase accounting for the acquisition became final. No adjustments to the purchase accounting were made during the year ended December 31, 2022.
Since the acquisition date through December 31, 2021, benefitexpress contributed $24.2 million in total revenues and $2.1 million of losses before income taxes to Company operations. No pro forma information has been included in these financial statements, as the operations of benefitexpress for the period that they were not part of the Company are not material to the Company’s revenues, net income and earnings per share.

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2020 eNett and Optal Acquisition
On December 15, 2020, the Company acquired eNett, a leading provider of B2B payment solutions to the travel industry, and Optal, a company that specializes in optimizing B2B payments transactions for a total purchase price of $577.5 million, subject to certain working capital and other adjustments as described in the “Amended Purchase Agreement”, which resulted in a total cash payment of $615.5 million. The Company purchased these businesses to complement its existing Travel and Corporate Solutions segment and expand its international footprint, creating synergies from the increased scale of our operations.
The Company determined that the aggregate purchase price represented consideration paid for the businesses acquired and for the settlement of the legal proceedings which took place during 2020. The preliminary fair value of the businesses acquired was estimated to be $415.0 million using a discounted cash flow analysis and guideline transaction method. Since the Company was not able to reliably estimate the fair value of the legal settlement, the residual value of $162.5 million was allocated to the settlement of the legal proceedings, which was included in legal settlement expense during the fourth quarter of 2020.
Goodwill recognized as a result of the acquisition represents the anticipated synergies of acquiring the businesses and the majority is not deductible for tax purposes. From the acquisition date through December 31, 2020, eNett and Optal contributed immaterial total revenues and loss before income taxes.
The pro forma information below gives effect to the acquisition as if it had been completed on January 1, 2019. These pro forma results have been calculated after applying the Company’s accounting policies, adjustments to reflect amortization associated with intangibles acquired and related income tax results. Additionally, nonrecurring pro-forma adjustments of $162.5 million in legal settlement costs and transaction-related costs incurred in the fourth quarter of 2020 are not reflected in the proforma results for the year ended December 31, 2020 as they are treated as costs relating to the year ended December 31, 2019. The pro forma financial information is presented for comparative purposes only, based on certain estimates and assumptions, which the Company believes to be reasonable but not necessarily indicative of future results of operations or the results that would have been reported if the acquisitions had been completed on January 1, 2019.
The following represents unaudited pro forma operational results:

(In thousands, except per share data)	Year Ended December 31, 2020
Total revenues	$1,610,216
Net loss attributable to shareholders	$(49,480)
Net loss attributable to shareholders per share:
Basic	$(1.13)
Diluted	$(1.13)

5.	Sale of Subsidiary
On September 30, 2020, the Company sold its wholly-owned subsidiary UNIK S.A., (the “WEX Latin America” business). The operations of UNIK S.A. were included in the Health and Employee Benefit Solutions and Travel and Corporate Solutions segments through the date of sale. The Company did not view this sale of subsidiary as a strategic shift in its operations and therefore it did not meet the criteria of discontinued operations. Under the conditions of the sale agreement, the Company made a payment to the buyer of $7.4 million and the Company wrote-off the assets and liabilities of this entity as of the date of sale and recorded a pre-tax loss on sale of subsidiary of $46.4 million, which has been reflected in the consolidated statement of operations for the year ended December 31, 2020. The pre-tax loss related to the sale of this subsidiary was not deductible for income tax purposes.

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

	Year Ended December 31, 2022
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Balance, beginning of year	$55,758	$9,931	$617	$66,306
Provision for credit losses[1]	172,694	6,452	751	179,897
Other[2]	37,601	169	(112)	37,658
Charge-offs	(183,514)	(1,449)	(447)	(185,410)
Recoveries of amounts previously charged-off	12,790	—	18	12,808
Currency translation	(726)	(664)	—	(1,390)
Balance, end of year	$94,603	$14,439	$827	$109,869

	Year Ended December 31, 2021
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Balance, beginning of year	$49,267	$9,610	$270	$59,147
Provision for credit losses[1]	37,808	6,967	339	$45,114
Other[2]	17,631	5	—	17,636
Charge-offs	(54,686)	(6,900)	(198)	(61,784)
Recoveries of amounts previously charged-off	6,727	549	206	7,482
Currency translation	(989)	(300)	—	(1,289)
Balance, end of year	$55,758	$9,931	$617	$66,306
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
Concentration of Credit Risk
The receivables portfolio primarily consists of a large group of homogeneous balances across a wide range of industries, which are collectively evaluated for impairment. No individual customer had a receivable balance representing 10 percent or more of the outstanding receivables balance at December 31, 2022 or 2021. The following table presents the outstanding balance of trade accounts receivable that are less than 30 and 60 days past due, shown in each case as a percentage of total trade accounts receivable:

	December 31,
Delinquency Status	2022	2021
Less than 30 days past due	98%	98%
Less than 60 days past due	99%	99%

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.	Investment Securities
The Company’s amortized cost and estimated fair value of investment securities as of December 31, 2022 and 2021 are presented below:

(In thousands)	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses	Fair Value[1]
Balances as of December 31, 2022:
Current:
Debt securities:
U.S. treasury notes	$405,743	$—	$41,690	$364,053
Corporate debt securities	547,155	208	49,530	497,833
Municipal bonds	53,034	—	8,015	45,019
Asset-backed securities	199,794	35	9,130	190,699
Mortgage-backed securities	330,404	1	32,737	297,668
Total	$1,536,130	$244	$141,102	$1,395,272

Non-current:
Debt securities:
Municipal bonds	$14,951	$75	$743	$14,283
Asset-backed securities	132	—	—	132
Mortgage-backed securities	111	—	—	111
Mutual fund	28,387	—	3,915	24,472
Pooled investment fund	9,000	—	—	9,000
Total	$52,581	$75	$4,658	$47,998
Total investment securities[2]	$1,588,711	$319	$145,760	$1,443,270
Balances as of December 31, 2021:
Current:
Debt securities:
U.S. treasury notes	$308,058	$250	$1,113	$307,195
Corporate debt securities	355,102	30	3,289	351,843
Municipal bonds	31,273	44	149	31,168
Asset-backed securities	120,774	24	587	120,211
Mortgage-backed securities	139,590	11	1,341	138,260
Total(b)	$954,797	$359	$6,479	$948,677

Non-current:
Debt securities:
Municipal bonds	$3,107	$1	$—	$3,108
Asset-backed securities	167	1	—	168
Mortgage-backed securities	121	2	—	123
Mutual fund	27,999	—	748	27,251
Pooled investment fund	9,000	—	—	9,000
Total	$40,394	$4	$748	$39,650
Total investment securities[2]	$995,191	$363	$7,227	$988,327

1 The Company’s methods for measuring the fair value of its investment securities are discussed in Note 18, Fair Value.
2 Excludes $11.1 million and $11.3 million in equity securities as of December 31, 2022 and 2021, respectively, included in prepaid expenses and other current assets and other assets on the consolidated balance sheets. See Note 17, Employee Benefit Plans, for additional information.
The following tables present estimated fair value and gross unrealized losses of debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by security category and length of time such securities have been in a continuous unrealized loss position. There were no credit losses recorded against our investment securities as of December 31, 2022 and 2021.

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	As of December 31, 2022
	Less than one year		One year or longer		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment-grade rated debt securities:
U.S. treasury notes	$123,655	$12,491	$240,398	$29,199	$364,053	$41,690
Corporate debt securities	196,877	15,093	289,915	34,437	486,792	49,530
Municipal bonds	28,119	3,788	19,098	4,970	47,217	8,758
Asset-backed securities	117,686	4,343	70,187	4,787	187,873	9,130
Mortgage-backed securities	198,052	16,437	96,536	16,300	294,588	32,737
Total debt securities	$664,389	$52,152	$716,134	$89,693	$1,380,523	$141,845

	As of December 31, 2021
	Less than one year		One year or longer		Total
Investment-grade rated debt securities:
U.S. treasury notes	$268,839	$1,113	$—	$—	$268,839	$1,113
Corporate debt securities	336,777	3,289	—	—	336,777	3,289
Municipal bonds	24,049	149	—	—	24,049	149
Asset-backed securities	101,983	587	—	—	101,983	587
Mortgage-backed securities	132,737	1,341	—	—	132,737	1,341
Total debt securities	$864,385	$6,479	$—	$—	$864,385	$6,479
The above table includes 355 securities at December 31, 2022 where the current fair value is less than the related amortized cost. Unrealized losses on the Company’s debt securities included in the above tables are primarily driven by the rising interest rate environment and are not considered to be credit-related based upon an analysis that considered the extent to which the fair value is less than the amortized basis of a security, adverse conditions specifically related to the security, changes to credit rating of the instrument subsequent to Company purchase, and the strength of the underlying collateral, if any. Additionally, the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases, which may be maturity.
The following table summarizes the contractual maturity dates of the Company’s debt securities.

	December 31,
	2022		2021
(In thousands)	Net Carrying Amount	Fair Value	Net Carrying Amount	Fair Value
Due within one year	$17,019	$16,459	$—	$—
Due after 1 year through year 5	473,030	435,983	369,485	366,605
Due after 5 years through year 10	583,449	519,033	369,131	367,536
Due after 10 years	477,826	438,323	219,576	217,935
Total	$1,551,324	$1,409,798	$958,192	$952,076

Equity securities
Changes in fair value of the Company’s equity securities are recognized within net unrealized gain (loss) on financial instruments on the consolidated statements of operations. During the year ended December 31, 2022, unrealized losses recognized on equity securities still held as of December 31, 2022 approximated $3.2 million. During the years ended December 31, 2021, and 2020 unrealized gains and losses recognized on equity securities still held as of December 31, 2021 and 2020 were immaterial.

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.	Property, Equipment and Capitalized Software, Net
Property, equipment and capitalized software, net consist of the following:

	December 31,
(In thousands)	2022	2021
Furniture, fixtures and equipment	$83,207	$84,361
Computer software, including internal-use software	606,170	509,039
Leasehold improvements	24,072	25,208
Construction in progress	18,722	19,016
Total	732,171	637,624
Less: accumulated depreciation	(529,942)	(458,093)
Total property, equipment and capitalized software, net	$202,229	$179,531
Depreciation expense was $93.4 million, $90.9 million and $90.8 million in 2022, 2021 and 2020, respectively.

9.	Goodwill and Other Intangible Assets
Goodwill
The changes in the carrying amount of goodwill for the year ended December 31, 2022 were as follows:

(In thousands)	Fleet Solutions Segment	Travel and Corporate Solutions Segment	Health and Employee Benefit Solutions Segment	Total
Balance as of January 1, 2022
Gross goodwill	$1,380,572	$815,032	$776,628	$2,972,232
Accumulated impairment losses	(54,240)	(9,935)	—	(64,175)
Net goodwill	$1,326,332	$805,097	$776,628	$2,908,057

Impairment charges	(136,486)	—	—	(136,486)
Foreign currency translation	(16,737)	(25,945)	—	(42,682)

Balance as of December 31, 2022
Gross goodwill	$1,363,835	$789,087	$776,628	$2,929,550
Accumulated impairment losses	(190,726)	(9,935)	—	(200,661)
Net goodwill	$1,173,109	$779,152	$776,628	$2,728,889
The changes in the carrying amount of goodwill for the year ended December 31, 2021 were as follows:

(In thousands)	Fleet Solutions Segment	Travel and Corporate Solutions Segment	Health and Employee Benefit Solutions Segment	Total
Balance as of January 1, 2021
Gross goodwill	$1,392,711	$751,398	$608,204	$2,752,313
Accumulated impairment losses	(54,240)	(9,935)	—	(64,175)
Net goodwill	$1,338,471	$741,463	$608,204	$2,688,138

Goodwill acquired during the year	—	—	168,424	168,424
Measurement period adjustments	—	78,426	—	78,426
Foreign currency translation	(12,139)	(14,792)	—	(26,931)

Balance as of December 31, 2021
Gross goodwill	$1,380,572	$815,032	$776,628	$2,972,232
Accumulated impairment losses	(54,240)	(9,935)	—	(64,175)
Net goodwill	$1,326,332	$805,097	$776,628	$2,908,057

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

During the third quarter of 2022, certain triggering events were identified in our international fleet reporting units, including increasing interest rates, decreasing market valuations and inflationary pressures, leading to a decline in projected cash flows primarily in Europe, requiring us to perform an interim impairment test. We compared the carrying value of each reporting unit with assigned goodwill to its fair value, which was estimated using a combination of an income-based discounted cash flow method and a market-based guideline public company method. As a result of the financial impacts of the identified triggering events, our test concluded that the carrying value of two of our international reporting units exceeded their estimated fair value, resulting in the recognition of an impairment charge of $136.5 million to our Fleet Solutions segment, representing a full impairment of one reporting unit’s goodwill and partial impairment of the other reporting unit’s goodwill. As of December 31, 2022, there was $95.4 million remaining goodwill associated with this partially impaired reporting unit.
The Company did not record any impairment charges during its annual goodwill assessments completed in the fourth quarter of 2022 and 2021.
During the Company’s annual goodwill assessment completed as of October 1, 2020, management determined that the reduced volumes attributable in part to COVID-19, had a significant negative impact on the fair value of one of our international fleet reporting units. The fair value of the reporting unit was calculated using a combination of the income and market approaches, utilizing significant judgments including estimated cash flows and market prices from comparable businesses. As the carrying value of this reporting unit exceeded its fair value, the Company recorded a non-cash goodwill impairment charge of $53.4 million to the Fleet Solutions segment during the year ended December 31, 2020.
Other Intangible Assets
Other intangible assets consist of the following:

	December 31, 2022			December 31, 2021

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets
Acquired software and developed technology	$288,037	$(212,510)	$75,527	$288,772	$(192,715)	$96,057
Customer relationships	1,886,148	(850,873)	1,035,275	1,888,735	(733,008)	1,155,727
Contractual rights[1]	263,417	(23,157)	240,260	263,417	(8,847)	254,570
Licensing agreements	143,438	(47,361)	96,077	145,718	(41,378)	104,340
Non-compete agreement	2,150	(681)	1,469	2,150	(251)	1,899
Patent	2,254	(2,254)	—	2,401	(2,401)	—
Trade names and brand names	61,316	(36,324)	24,992	61,704	(31,001)	30,703
Total	$2,646,760	$(1,173,160)	$1,473,600	$2,652,897	$(1,009,601)	$1,643,296
1 Contractual rights represent intangible rights to serve as custodian or sub-custodian to certain HSAs acquired from the HealthcareBank division of Bell Bank. See Note 4, Acquisitions for more information.
During the years ended December 31, 2022, 2021 and 2020, amortization expense was $170.5 million, $181.7 million and $171.1 million, respectively. The following table presents the estimated amortization expense related to the definite-lived intangible assets listed above for each of the next five fiscal years:

(in thousands)
2023	$174,587
2024	$169,061
2025	$160,176
2026	$151,298
2027	$142,506

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.	Accounts Payable
Accounts payable consists of:

	December 31,
(In thousands)	2022	2021
Merchant payables	$1,225,027	$880,075
Other payables	140,749	141,836
Accounts payable	$1,365,776	$1,021,911

11.	Deposits

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
The following table presents the composition of deposits, which are classified as short-term or long-term based on their contractual maturities:

	December 31,
(in thousands)	2022	2021
Interest-bearing money market deposits[1]	$157,157	$370,813
Customer deposits	146,727	129,180
Contractual deposits with maturities within 1 year[1,2]	770,718	566,427
HSA deposits[3]	2,070,000	960,000
Short-term deposits	3,144,602	2,026,420
Contractual deposits with maturities greater than 1 year and less than 5 years [1,2]	334,183	652,214
Total deposits	$3,478,785	$2,678,634

Weighted average cost of HSA deposits outstanding	0.04%	0.03%
Weighted average cost of funds on contractual deposits outstanding	1.48%	0.48%
Weighted average cost of interest-bearing money market deposits outstanding	4.45%	0.20%
1 As of December 31, 2022 and 2021, all certificates of deposit and money market deposits were in denominations of $250 thousand or less, corresponding to FDIC deposit insurance limits.
2 Includes certificates of deposit and certain money market deposits, which have a fixed maturity and interest rate.
3 HSA deposits are recorded within short-term deposits on the consolidated balance sheets as the funds can be withdrawn by the account holders on demand.

The following table presents the scheduled maturities for contractual deposits as of December 31, 2022:

(in thousands)	2023	2024	2025	Total
Amounts due within the years ended December 31:	$770,718	110,379	223,804	1,104,901
In accordance with regulatory requirements, WEX Bank normally maintains reserves against a portion of its outstanding customer deposits by keeping balances with the Federal Reserve Bank. However, due to currently relaxed Federal Reserve requirements enacted in response to the COVID-19 pandemic, there was no required reserve at December 31, 2022 and 2021.

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
A summary of the Company’s outstanding interest rate swap contracts with a collective notional amount of $1.6 billion as of December 31, 2022 is as follows:

Contract Inception Date	Contract End Date	Fixed Interest Rates[1]	Notional Amount at inception (in thousands)
March 2020	March 2023	1.954%	$150,000
March 2019	March 2023	1.956%	100,000
March 2019	March 2023	2.413%	200,000
March 2020	December 2023	1.862%	200,000
May 2021	May 2024	0.435%	150,000
May 2021	May 2024	0.440%	150,000
May 2021	May 2025	0.678%	300,000
May 2021	May 2026	0.909%	150,000
May 2021	May 2026	0.910%	150,000
1 Fixed interest rates payable by WEX. Counterparties pay floating rate equal to the one-month USD LIBOR.
The following table presents information on the location and amounts of interest rate swap gains and losses:

(In thousands)		Year ended December 31,
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Consolidated Statements of Operations	2022	2021	2020
Interest rate swap contracts – unrealized portion	Net unrealized gain (loss) on financial instruments	$86,351	$39,986	$(27,569)
Interest rate swap contracts – realized portion	Financing interest expense	$(5,233)	$25,650	$15,842
In addition to its interest rate swap contracts, at December 31, 2022 and 2021 the Company has a contingent consideration derivative liability associated with its asset acquisition from Bell Bank. See Note 4, Acquisitions, for further discussion of this derivative. Also, see Note 18, Fair Value, for more information regarding the valuation of the Company’s interest rate swaps and the Company’s contingent consideration derivative liability.

13.	Off-Balance Sheet Arrangements
WEX Europe Services and WEX Bank Accounts Receivable Factoring
WEX Europe Services and WEX Bank are each party to separate accounts receivable factoring arrangements with unrelated third-party financial institutions to sell certain of their accounts receivable balances. Each subsidiary continues to service these receivables post-transfer with no participating interest. The Company obtained true-sale opinions from independent attorneys, stating that each representative factoring agreement provides legal isolation upon bankruptcy or receivership under local law. As such, transfers under these arrangements are treated as a sale and are accounted for as a reduction in trade accounts receivable because effective control of the receivables is transferred to the buyers. Proceeds received, which are recorded net of applicable costs or negotiated discount rates, are recorded in operating activities in the

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

consolidated statements of cash flows. Losses on factoring are recorded within cost of services in the consolidated statements of operations.
The WEX Europe Services agreement automatically renews each January 1 unless either party gives not less than 90 days written notice of their intention to withdraw. Under this agreement, receivables are sold without recourse to the extent that the customer balances are maintained at or below the credit limit established by the buyer. If customer receivable balances exceed the buyer’s credit limit, the Company maintains the risk of default. The Company sold $599.1 million, $566.4 million, and $452.2 million of accounts receivable under this arrangement during the years ended December 31, 2022, 2021, and 2020, respectively. The losses on factoring were $3.2 million, $2.8 million and $2.4 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022 and 2021, the amounts of outstanding transferred receivables in excess of the established credit limit were immaterial. Charge-backs on balances in excess of the credit limit during the years ended December 31, 2022, 2021 and 2020 were insignificant.
The WEX Bank agreement extends through July 2023, after which the agreement can be renewed for successive one-year periods assuming WEX provides advance written notice that is accepted by the purchaser. The Company sold $6.3 billion, $2.9 billion, and $4.1 billion of trade accounts receivable under this arrangement during the years ended December 31, 2022, 2021, and 2020, respectively. The losses on factoring were $1.6 million for the year ended December 31, 2022, and insignificant for the years ended December 31, 2021 and 2020.
WEX Latin America Securitization of Receivables
Prior to the sale of WEX Latin America on September 30, 2020, the Company transferred certain unsecured receivables associated with its salary advance payment card product to an investment fund in which WEX Latin America held a non-controlling equity interest, and was managed by an unrelated third-party. The securitization arrangement met the derecognition conditions under GAAP and transfers under this arrangement were treated as sales and accounted for as a reduction of trade receivables. During the year ended December 31, 2020, the Company recognized a gain on sale of $6.5 million within other revenue, consisting of the difference between the sales price and the carrying value of the receivables. Cash proceeds from the transfer of these receivables are recorded within operating activities in the consolidated statements of cash flows. During the year ended December 31, 2020, the Company received an insignificant distribution from the investment fund.
Non-Bank Custodial Cash Assets
As a non-bank custodian, we contract with depository partners to hold custodial cash assets on behalf of individual account holders. As of December 31, 2022 and 2021, we were custodian to approximately $3.45 billion and $2.8 billion in HSA cash assets, respectively. Of these custodial balances, $1.4 billion and $1.8 billion at December 31, 2022 and 2021, respectively, were deposited with and managed by certain third-party depository partners and not recorded on our consolidated balance sheets. The remaining balances of $2.1 billion and $960.0 million in HSA assets as of December 31, 2022 and 2021, respectively, are deposited with and managed by WEX Bank and are reflected on our consolidated balance sheets. See Note 11, Deposits, for further information about HSA deposits recorded on our consolidated balance sheets. Subsequent to December 31, 2022, $300.0 million of custodial balances previously deposited with third-party depository partners were transferred to WEX Bank to be managed and invested.

14.	Income Taxes
Income (loss) before income taxes consisted of the following:

	Year ended December 31,
(In thousands)	2022	2021	2020
United States	$254,798	$194,358	$(163,014)
Foreign	5,748	9,588	(138,067)
Total	$260,546	$203,946	$(301,081)

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Income taxes from continuing operations consisted of the following for the years ended December 31:

(In thousands)	United States	State and Local	Foreign	Total
2022
Current	$115,285	$23,917	$14,033	$153,235
Deferred	$(44,589)	$(9,167)	$(6,394)	$(60,150)
Income taxes				$93,085
2021
Current	$37,001	$7,104	$10,824	$54,929
Deferred	$(7,374)	$6,448	$13,804	$12,878
Income taxes				$67,807
2020
Current	$(7,546)	$2,509	$13,782	$8,745
Deferred	$(22,568)	$(4,943)	$(1,831)	$(29,342)
Income taxes				$(20,597)

Undistributed earnings of certain foreign subsidiaries of the Company amounted to $159.9 million at December 31, 2022. The Company continues to maintain its indefinite reinvestment assertion for its investments in foreign subsidiaries except for any historical undistributed earnings and future earnings for WEX Australia. Upon distribution of the foreign subsidiaries’ earnings in which the Company continues to assert indefinite reinvestment, which approximates $129.1 million at December 31, 2022, the Company would be subject to withholding taxes payable to foreign countries, where applicable, but would generally have no further federal income tax liability. It is not practicable to estimate the unrecognized deferred tax liability associated with these undistributed earnings; however, it is not expected to be material.
The reconciliation between the income tax computed by applying the U.S. federal statutory rate and the reported effective tax rate on income from continuing operations is as follows:

	Year ended December 31,
(In thousands except for tax rates)	2022	2021	2020
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes (net of federal income tax benefit)	4.3	2.9	1.6
Foreign income tax rate differential	0.4	1.3	3.3
Revaluation of deferred tax assets for foreign and state tax rate changes, net	(0.7)	0.3	(1.9)
Loss on sale of subsidiary	—	—	(2.3)
Legal settlement	—	—	(5.1)
Purchase accounting adjustments[1]	—	—	4.3
Tax credits	(0.4)	(6.2)	—
Tax reserves	3.5	0.5	(0.1)
Withholding taxes	—	—	(0.1)
Change in valuation allowance	2.7	16.1	(13.5)
Nondeductible expenses	3.3	3.2	(1.6)
Incremental tax benefit from share-based compensation awards	0.3	(5.7)	0.2
GILTI	0.5	—	—
Other	0.8	(0.2)	1.0
Effective tax rate[2]	35.7%	33.2%	6.8%
1 Purchase accounting adjustments in 2020 relate to the additional tax basis and attributes for Discovery Benefits and Noventis recognized in the income tax benefit as the respective measurement periods had ended.
2 The Company recorded an income tax benefit for 2020 as compared to an income tax provision for 2021 and 2022.
The Company’s effective tax rate for the year ended December 31, 2022 was adversely impacted primarily by a discrete tax adjustment of $12.7 million relating to the establishment of a valuation allowance recorded against a portion of deferred tax assets resulting from goodwill impairment charges and by a discrete tax item of $7.5 million primarily associated with an uncertain tax position. This was partially offset by the reduction in valuation allowance of $9.1 million primarily driven by the utilization of operating loss carryforwards in Australia for eNett and Optal.

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company’s effective tax rate for the year ended December 31, 2021 was adversely impacted by the establishment of valuation allowances pertaining primarily to deferred tax assets for eNett and Optal and foreign tax credits.
The Company’s effective tax rate for the year ended December 31, 2020 was impacted by no income tax benefit being recorded for i) operating losses generated by WEX Latin America during 2020 through the date of sale, ii) the loss on sale of WEX Latin America, and iii) the legal settlement. These losses were determined to be either non-deductible for income tax purposes or required a valuation allowance. A portion of the legal settlement resulted in a foreign capital loss, which the Company concluded was not more likely than not to be realized and accordingly recorded a full valuation allowance against it. The remaining portion of the legal settlement was determined to be non-deductible for income tax purposes.
The tax effects of temporary differences in the recognition of income and expense for tax and financial reporting purposes that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	December 31,
(In thousands)	2022	2021
Deferred tax assets related to:
Reserve for credit losses	$23,810	$14,355
Tax credit carryforwards	13,050	12,480
Stock-based compensation, net	25,871	23,337
Net operating loss carry forwards	40,314	52,820
Capital loss carry forwards	23,896	26,628
Accruals	48,527	42,669
Operating lease liabilities	20,006	23,155
Deferred financing costs	9,336	4,364
Contractual obligations	51,496	16,891
Unrealized losses on debt securities	34,947	—
Other	3,318	4,325
Total	$294,571	$221,024
Deferred tax liabilities related to:
Property, equipment and capitalized software	(17,071)	(33,903)
Intangibles	(238,384)	(260,365)
Interest rate swaps	(20,310)	—
Operating lease assets	(16,185)	(19,135)
Total	$(291,950)	$(313,403)
Valuation allowance	(131,413)	(94,951)
Deferred income taxes, net	$(128,792)	$(187,330)
Net deferred tax (liabilities) assets by jurisdiction are as follows:

	December 31,
(In thousands)	2022	2021
United States	$(137,757)	$(187,978)
Australia	3,239	1,290
Europe	9,286	4,151
Singapore	(4,229)	(4,978)
Other	669	185
Deferred income taxes, net	$(128,792)	$(187,330)

The Company had approximately $473.3 million and $488.3 million of post apportionment state net operating loss carryforwards, as of December 31, 2022 and 2021, respectively. The Company’s foreign net operating loss carryforwards were approximately $62.7 million and $104.7 million at December 31, 2022 and 2021, respectively. The Company had no federal net operating loss carryforwards at December 31, 2022 and 2021. The U.S. state losses expire at various times through 2042. Foreign losses in Australia and the United Kingdom have indefinite carryforward periods. The change in contingent consideration due to Bell Bank and interest rate swaps have increased our deferred tax asset and liability related to contractual obligations and interest rate swaps, respectively. Additionally, there was an increase in deferred tax assets as a result of increased unrealized losses on debt securities included within accumulated other comprehensive loss, which was fully offset

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

with a valuation allowance in accumulated other comprehensive loss. The amounts related to interest rate swaps and debt securities in accumulated other comprehensive loss were not material at December 31, 2021.

At December 31, 2022, the Company’s valuation allowance primarily pertains to i) deferred tax assets on unrealized losses on debt securities included within accumulated other comprehensive income, ii) foreign capital losses arising from a portion of the legal settlement and iii) net deferred tax assets for certain states and certain entities operating in the United Kingdom. In each case, the Company has determined it is not more likely than not that the benefits will be utilized. During 2022, 2021 and 2020, the Company recorded tax expense of $7.0 million, $32.7 million and $40.6 million, respectively, for net increases to the valuation allowance.

(In thousands)	Balance at Beginning of Year	Charges to Expense	Releases	Charges to Accumulated Other Comprehensive Loss	Foreign Currency Translation	Balance at End of Year
Year ended December 31, 2021	$(60,569)	$(33,849)	$1,149	$(2,894)	$1,212	$(94,951)
Year ended December 31, 2022	$(94,951)	$(16,055)	$9,075	$(33,435)	$3,953	$(131,413)

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The total amounts of interest and penalties recognized in the consolidated statements of operations were not material for the years ended December 31, 2022, 2021, and 2020. As of December 31, 2022, the amount accrued for interest and penalties related to unrecognized tax benefits totaled $1.5 million while the amount as of December 31, 2021 was immaterial.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits excluding interest and penalties is as follows:

	Year ended December 31,
(In thousands)	2022	2021	2020
Beginning balance	$4,963	$4,133	$10,320
Increases related to prior year tax positions	1,107	830	—
Increases related to current year tax positions	7,501	—	—
Decreases related to prior year tax positions	(537)	—	(826)
Settlements	(5,534)	—	(5,361)
Ending balance	$7,500	$4,963	$4,133
During the year ended December 31, 2022, the Company agreed to settle the appeals process with the Internal Revenue Service for the tax years 2013 through 2015 and recognized an additional tax expense of $1.1 million. At December 31, 2022, the Company had $7.5 million of unrecognized tax benefits, which would decrease our effective tax rate if fully recognized. It is reasonably possible that the Company’s unrecognized tax benefits could be reduced by as much as $4.2 million within the next twelve months as a result of settlements of certain examinations or expiration of statutes of limitations.
The Company’s primary tax jurisdictions are the United States, Australia and the United Kingdom. The Company or one of its subsidiaries files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions, where required. The Company is generally no longer subject to income tax examination after the three-year Internal Revenue Service statute of limitations. At December 31, 2022, U.S. state tax returns were no longer subject to tax examination for years prior to 2017. The tax years remaining open for income tax audits in the United Kingdom are 2020 through 2021, while the tax years open for audit in Australia are 2018 through 2021.

15.	Leases

The Company has non-cancelable operating lease arrangements for its office space and equipment that expire at various dates through 2035. The Company additionally rents office equipment under agreements that may be canceled anytime.

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents supplemental balance sheet information related to our operating leases:

(In thousands)	Balance Sheet Location	December 31, 2022	December 31, 2021
Assets
Operating lease right-of-use assets	Other assets	$66,893	$79,484
Liabilities
Current operating lease liabilities	Accrued expenses and other current liabilities	11,804	15,501
Non-current operating lease liabilities	Other liabilities	70,636	81,046
Total lease liabilities		$82,440	$96,547
The following table presents the weighted average remaining lease term and discount rate:

Operating leases	December 31, 2022	December 31, 2021
Weighted average remaining term (in years)	9.4	9.5
Weighted average discount rate	4.4%	4.4%
Maturities of our operating lease liabilities are as follows:

(In thousands)	December 31, 2022
2023	$15,025
2024	12,638
2025	10,192
2026	8,846
2027	7,597
Thereafter	47,239
Total lease payments	$101,536
Less: Imputed interest	(19,096)
Total lease obligations	$82,440
Less: Current portion of lease obligations	(11,804)
Long-term lease obligations	$70,636
We recognized $19.5 million, $24.3 million, and $18.2 million of operating lease expense during 2022, 2021 and 2020, respectively, which includes immaterial leases with a term of twelve months or less and variable lease costs, as well as lease expense related to equipment and vehicles. Operating lease expense is classified as general and administrative expenses on our consolidated statements of operations.
The following table presents supplemental cash flow and other information related to our leases:

(In thousands)	December 31, 2022	December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$15,745	$16,464

Non-cash transactions:
Right-of-use assets obtained in exchange for lease liabilities	$1,938	$14,613

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

16.	Financing and Other Debt
The following table summarizes the Company’s total outstanding debt by type:

	Year ended December 31,
(In thousands)	2022	2021
Term loans:
Tranche A term loan	$892,820	$941,742
Tranche B term loan	1,416,765	1,431,185
Total term loans	$2,309,585	$2,372,927
Borrowings on Revolving Credit Facility	—	119,800
Convertible Notes outstanding	310,000	310,000
Securitized debt	110,608	100,861
Participation debt	38,957	1,500
Total gross debt[1]	$2,769,150	$2,905,088
1 See Note 18, Fair Value, for information regarding the fair value of the Company’s debt.
The following table summarizes the Company’s total outstanding debt by balance sheet classification:

	Year ended December 31,
(In thousands)	2022	2021
Current portion of gross debt	$212,907	$165,703
Less: Unamortized debt issuance costs/debt discount	(10,269)	(9,934)
Short-term debt, net	$202,638	$155,769

Long-term portion of gross debt	$2,556,243	$2,739,385
Less: Unamortized debt issuance costs/debt discount	(34,037)	(44,020)
Long-term debt, net	$2,522,206	$2,695,365

Supplemental information under Amended and Restated Credit Agreement:
Letters of credit[1]	$31,070	$51,392
Remaining borrowing capacity on Revolving Credit Facility[2]	$898,930	$758,808
1 Collateral for lease agreements, virtual card and fuel payment processing activity at the Company’s foreign subsidiaries.
2 Contingent on maintaining compliance with the financial covenants as defined in the Company’s Amended and Restated Credit Agreement.

Amended and Restated Credit Agreement

As part of the Amended and Restated Credit Agreement, the Company has senior secured tranche A term loans (the “Tranche A Term Loans”), senior secured tranche B term loans (the “Tranche B Term Loans”), and revolving credit commitments in an aggregate amount of $930.0 million under the Company’s secured revolving credit facility (the “Revolving Credit Facility”). The maturity date for the Tranche A Term Loans and Revolving Credit Facility is April 1, 2026 while the maturity date for the Tranche B Term Loans is April 1, 2028. Prior to maturity, the Tranche A Term Loans and Tranche B Term Loans require quarterly payments of $12.2 million and $3.6 million, respectively.
The Revolving Credit Facility and the Tranche A Term Loans bear interest at variable rates, at the Company’s option, plus an applicable margin determined based on the Company’s consolidated leverage ratio. The Tranche B Term Loans bear interest at variable rates, at the Company’s option, plus an applicable margin, which is fixed at 1.25 percent for base rate borrowings and 2.25 percent with respect to eurocurrency rate borrowings. As of December 31, 2022 and 2021, amounts outstanding under the Amended and Restated Credit Agreement bore a weighted average interest rate of 6.4 percent and 2.2 percent, respectively. Borrowings under the Revolving Credit Facility can generally be rolled forward with interest rate resets through maturity. The Company additionally pays a quarterly commitment fee at a rate per annum ranging, as of December 31, 2022, from 0.25 percent to 0.50 percent of the daily unused portion of the Revolving Credit Facility (0.30 percent and 0.40 percent at December 31, 2022 and 2021, respectively) determined based on the Company’s consolidated leverage ratio. The

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Company maintains interest rate swap contracts to manage the interest rate risk associated with its outstanding variable-interest rate borrowings described above. See Note 12, Derivative Instruments, for further discussion.
Under the Amended and Restated Credit Agreement, the Company has granted a security interest in substantially all of the assets of the Company, subject to certain exceptions including the assets of WEX Bank and certain foreign subsidiaries.
Convertible Notes

The Company has issued convertible notes in an aggregate principal amount of $310.0 million due July 15, 2027 (the “Convertible Notes”) to an affiliate of Warburg Pincus LLC (together with its affiliate, “Warburg Pincus”), which bear interest at a fixed rate of 6.5 percent, payable semi-annually in arrears on January 15 and July 15 of each year. At the Company's option, interest is either payable in cash, through accretion to the principal amount of the Convertible Notes, or a combination of cash and accretion. Through December 31, 2022, all interest payments due on the Convertible Notes have been paid in cash.

The Convertible Notes may be converted at the option of the holders at any time prior to maturity, or earlier redemption or repurchase of the Convertible Notes, based upon an initial conversion price of $200 per share of common stock. The Company may settle conversions of Convertible Notes, at its election, in cash, shares of the Company’s common stock, or a combination thereof. Additionally, in the event of certain fundamental change transactions, including certain change of control transactions and delisting events involving the Company, holders of the Convertible Notes will have the right to require the Company to repurchase its Convertible Notes at 105 percent of the principal amount of the Convertible Notes, plus the present value of future interest payments through the date of maturity. No such repurchase occurred during the years ended December 31, 2022 and 2021.
The Company will have the right, at any time after July 1, 2023, to redeem the Convertible Notes in whole or in part if the closing price of WEX's common stock exceeds certain thresholds, as defined within the indenture. Based on the closing price of the Company’s common stock as of December 31, 2022, the “if-converted” value of the Convertible Notes was less than the respective principal amount.
The Company accounts for the Convertible Notes and its conversion feature as a single unit of account. The debt discount and debt issuance costs associated with the Convertible Notes are being amortized to interest expense using the effective interest rate method over the seven-year contractual life of the Convertible Notes. During the years ended December 31, 2022, 2021 and 2020, the Convertible Notes had an effective interest rate of 7.5 percent, 7.5 percent and 11.2 percent, respectively.
The Convertible Notes consist of the following:

(In thousands)	December 31, 2022	December 31, 2021
Principal[1]	$310,000	$310,000
Less: Unamortized discounts	(10,907)	(12,844)
Less: Unamortized issuance cost	(1,756)	(2,068)
Net carrying amount of Convertible Notes	$297,337	$295,088

1 Recorded within long-term debt, net on our consolidated balance sheets, offset by the long-term portion of unamortized discounts and issuance cost.
The following table sets forth total interest expense recognized for the Convertible Notes:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Interest on 6.5% coupon	$20,150	$20,150	10,019
Amortization of debt discount and debt issuance costs	2,249	2,086	3,414
	$22,399	$22,236	$13,433
Debt Issuance Costs
The Company’s Amended and Restated Credit Agreement (which amended and restated the 2016 Credit Agreement) is structured as a loan syndication, and accordingly, upon a debt amendment the Company evaluates each lender’s loan separately as either a modification or extinguishment.

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In conjunction with the amendment and restatement of the 2016 Credit Agreement, which was accounted for as both a debt modification and extinguishment, during 2021 the Company (i) recognized a loss on extinguishment of debt of $3.4 million related to the write-off of unamortized debt issuance costs, (ii) incurred $5.5 million of associated third-party debt restructuring costs, which have been classified within general and administrative expenses in our consolidated statements of operations, and (iii) capitalized associated lender fees of $16.1 million to debt issuance costs, which are being amortized into interest expense over the term of the respective debt facilities using the effective interest method.
During 2021, the Company redeemed $400.0 million of Notes outstanding, which were otherwise scheduled to mature on February 1, 2023. Unamortized debt issuance costs previously incurred and capitalized in conjunction with the Notes of $1.4 million were accelerated as of the redemption date and amortized in full to interest expense during the year ended December 31, 2021.
During 2020, the Company completed various amendments to the 2016 Credit Agreement, largely in connection with its acquisition of eNett and Optal. The Company accounted for the amendments as debt modifications. As part of these transactions, during 2020 the Company incurred and capitalized $4.3 million of lender fees and $2.9 million of consent fees payable upon a consummation of the eNett and Optal acquisition. Third party costs associated with these amendments were immaterial.
Debt Covenants
The Amended and Restated Credit Agreement contains various affirmative and negative covenants that can, subject to certain customary exceptions, limit the Company’s and its subsidiaries’ (including, in certain limited circumstances, WEX Bank’s and the Company’s other regulated subsidiaries’) ability to, among other things, (i) incur additional debt, (ii) pay dividends or make other distributions on, redeem or repurchase capital stock, or make investments or other restricted payments, (iii) enter into transactions with affiliates, (iv) dispose of assets or issue stock of restricted subsidiaries or regulated subsidiaries, (v) create liens on assets, or (vi) effect a consolidation or merger or sell all, or substantially all, of the Company’s assets. Additionally, the indenture governing the Convertible Notes contains customary negative and affirmative covenants that, subject to certain customary exceptions, limit the Company and its subsidiaries’ (excluding WEX Bank’s and the Company’s other regulated subsidiaries’) ability to, among other things, incur additional debt.
The Amended and Restated Credit Agreement also requires, solely for the benefit of the lenders of the Tranche A Term Loan and lenders under the Revolving Credit Facility, that the Company maintain the following financial ratios (as defined within the Amended and Restated Credit Agreement) as of December 31, 2022:
•a consolidated interest coverage ratio of no less than 3.00 to 1.00; and
•a consolidated leverage ratio of no more than 5.00 to 1.00 for the quarters ending December 31, 2022 through September 30, 2023, and 4.75 to 1.00 thereafter.
Securitization Facilities
The Company is party to two securitized debt agreements with MUFG Bank Ltd. through April 2023. Under the terms of these agreements, each month on a revolving basis, the Company sells certain of its Australian and European receivables to bankruptcy-remote subsidiaries consolidated by the Company, which in turn use the receivables as collateral to issue securitized debt, which is recorded in short-term debt, net on the consolidated balance sheets. Amounts collected on the securitized receivables are restricted to pay the securitized debt and are not available for general corporate purposes.
The Company pays interest on the outstanding balance of the securitized debt based on variable interest rates plus an applicable margin. The effective interest rate on the total outstanding securitized debt balance was 3.83 percent and 0.91 percent as of December 31, 2022 and 2021, respectively.
Participation Debt
From time to time, WEX Bank enters into participation agreements with third-party banks to fund customers’ balances that exceed WEX Bank’s lending limit to individual customers. Associated unsecured borrowings generally carry a variable interest rate set according to an applicable reference rate plus a margin, which ranged from 2.25 percent to 2.50 percent as of December 31, 2022 and 2021.
As of December 31, 2022, the Company had outstanding participation agreements for the borrowing of up to $70.0 million through May 31, 2023, up to $50.0 million through September 30, 2023, and up to $40.0 million thereafter

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

through December 31, 2023. Outstanding participation debt of $39.0 million and $1.5 million was recorded within short-term debt, net on the consolidated balance sheets as of December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, the average interest rate on these agreements was 6.64 percent and 2.54 percent, respectively.
Borrowed Federal Funds
WEX Bank borrows from uncommitted federal funds lines to supplement the financing of the Company’s accounts receivable. Federal funds lines of credit were $569.0 million and $530.0 million, respectively, as of December 31, 2022 and 2021, and there were no outstanding borrowings on these lines as of those dates.
Other
As of December 31, 2022, WEX Bank pledged $239.9 million of fleet receivables held by WEX Bank to the Federal Reserve Bank as collateral for potential borrowings through the Federal Reserve Bank Discount Window. Amounts that can be borrowed are based on the amount of collateral pledged and were $199.7 million as of December 31, 2022. WEX Bank had no borrowings outstanding on this line of credit through the Federal Reserve Bank Discount Window as of December 31, 2022 and 2021.
Debt Commitments
The table below summarizes the Company’s annual principal payments on its total debt for each of the next five years:

(In thousands)
2023	$212,907
2024	63,342
2025	63,342
2026	760,475
2027	324,420

17.	Employee Benefit Plans
The Company sponsors a 401(k) retirement and savings plan for U.S. employees. Eligible employees may participate in the plan immediately. The Company’s employees who are at least 18 years of age and have completed one year of service are eligible f    or Company matching contributions in the plan. The Company matches 100 percent of each employee’s contributions up to a maximum of 6 percent of each employee’s eligible compensation. All contributions vest immediately. WEX has the right to discontinue the plan at any time. Contributions to the plan are voluntary. The Company contributed $16.8 million, $15.1 million and $13.7 million in matching funds to the plan for the years ended December 31, 2022, 2021 and 2020, respectively.
The Company also sponsors deferred compensation plans for certain employees designated by the Company. Participants may elect to defer receipt of designated percentages or amounts of their compensation and the Company provides a match of up to 6 percent of a portion of the participant’s applicable contributions, which was immaterial for the years ended December 31, 2022, 2021 and 2020. The Company maintains a grantor’s trust to hold the assets under these plans, which are recorded at fair value. The assets and equally offsetting related obligations totaled $11.1 million and $11.3 million at December 31, 2022 and 2021, respectively. The assets are included in prepaid expenses and other current assets and other assets on the consolidated balance sheets, as applicable, and the related obligations are included in accrued expenses and other current liabilities and other liabilities on the consolidated balance sheets, as applicable. Refer to Note 18, Fair Value, for further information.
The Company has defined benefit pension plans in several foreign countries. The total net unfunded status for the Company’s foreign defined benefit pension plans was $3.4 million and $5.4 million as of December 31, 2022 and 2021, respectively. These obligations are recorded in accrued expenses and other current liabilities and other liabilities in the consolidated balance sheets, as applicable. The Company measures these plan obligations at fair value on an annual basis, with any changes recorded to earnings. The aggregate cost for these plans was insignificant to the consolidated financial statements for all periods presented.

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

18.	Fair Value
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the Company’s financial instruments that are measured at fair value on a recurring basis:

		December 31,
(In thousands)	Fair Value Hierarchy	2022	2021
Financial Assets:
Money market mutual funds[1]	1	$35,133	$3,670

Investment securities, current:
Debt securities:
U.S. treasury notes	2	364,053	307,195
Corporate debt securities	2	497,833	351,843
Municipal bonds	2	45,019	31,168
Asset-backed securities	2	190,699	120,211
Mortgage-backed securities	2	297,668	138,260
Total		$1,395,272	$948,677

Investment securities, non-current:
Debt securities:
Municipal bonds	2	$14,283	$3,108
Asset-backed securities	2	132	168
Mortgage-backed securities	2	111	123
Fixed-income mutual fund	1	24,472	27,251
Pooled investment fund measured at NAV[2]		9,000	9,000
Total		$47,998	$39,650

Executive deferred compensation plan trust[3]	1	$11,139	$11,303
Interest rate swaps[4]	2	$81,400	$15,031

Liabilities:
Interest rate swaps[4]	2	$—	$19,982
Contingent consideration[5]	3	$206,388	$67,300
1 The fair value is recorded in cash and cash equivalents.
2 The fair value of this security is measured at NAV as a practical expedient and has not been classified within the fair value hierarchy. The amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheets.
3 The fair value of these assets is recorded as current or long-term based on the timing of the Company’s executive deferred compensation plan payment obligations. At December 31, 2022, $1.9 million and $9.2 million in fair value is recorded within prepaid expenses and other current assets and other assets, respectively. At December 31, 2021, $1.6 million and $9.7 million in fair value is recorded within prepaid expenses and other current assets and other assets, respectively.
4 The fair value of these assets and liabilities is recorded as current or long-term depending on the timing of expected discounted cash flows. At December 31, 2022, $45.3 million and $36.1 million in fair value is recorded within prepaid expenses and other current assets and other assets, respectively. At December 31, 2021, $0.1 million and $14.9 million in fair value is recorded within prepaid expenses and other current assets and other assets, respectively. At December 31, 2021, $17.6 million and $2.4 million in fair value is recorded within accrued expenses and other current liabilities and other liabilities, respectively.
5 The fair value of this liability is recorded as current or long-term based on the timing of expected payments. At December 31, 2022, $28.7 million and $177.7 million in fair value is recorded within accrued expenses and other current liabilities and other liabilities, respectively. At December 31, 2021, the $67.3 million of fair value is recorded in other liabilities.
Money Market Mutual Funds
A portion of the Company’s cash and cash equivalents are invested in money market mutual funds that primarily consist of short-term government securities, which are classified as Level 1 in the fair value hierarchy because they are valued using quoted market prices for identical instruments in an active market.

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Debt Securities
The Company determines the fair value of U.S. treasury notes using quoted market prices for similar or identical instruments in a market that is not active. For corporate debt securities, municipal bonds, asset-backed and mortgage-backed securities, the Company generally uses quoted prices for recent trading activity of assets with similar characteristics to the debt security or bond being valued. The securities and bonds priced using such methods are generally valued using Level 2 inputs.
Pooled Investment Fund

(In thousands)	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period

Pooled investment fund, as of December 31, 2022	$9,000	—	Monthly	30 days
The pooled investment fund maintains individual capital accounts for each investor, which reflect each individual investor’s share of the NAV of the fund.
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
Contingent Consideration
As part of the asset acquisition from Bell Bank discussed in Note 4, Acquisitions, the Company is obligated to pay additional consideration to Bell Bank contingent upon increases in the Federal Funds rate. The Company determined the fair value of this contingent consideration derivative liability based on discounted cash flows using the difference between the baseline Federal Funds rate in the purchase agreement with Bell Bank and future forecasted Federal Funds rates over the agreement term. The forecasted Federal Funds rates represent a Level 3 input within the fair value hierarchy. The resulting probability-weighted contingent consideration amounts were discounted using a discount rate, which was 3.52 percent and 1.45 percent as of December 31, 2022 and December 31, 2021, respectively. Significant increases or decreases in the Federal Funds rates could result in material increases or decreases, respectively, to the fair value of the Company’s contingent consideration derivative liability.

The Company records changes in the estimated fair value of the contingent consideration in the consolidated statements of operations. Changes in the contingent consideration derivative liability are measured at fair value on a recurring basis using unobservable inputs (Level 3) and during the years ended December 31, 2022 and 2021 are as follows:

(In thousands)	December 31, 2022	December 31, 2021
Contingent consideration – beginning of the year	$67,300	$—
Contingent consideration recorded as a result of the acquisition (Note 4)	—	27,200
Change in estimated fair value	139,088	40,100
Contingent consideration – end of the year	$206,388	$67,300

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The Company recorded a goodwill impairment charge of $136.5 million during the year ended December 31, 2022 to write down the carrying value of certain reporting units to fair value using Level 3 inputs. See Note 9, Goodwill and Other Intangible Assets for a description of the valuation techniques and inputs used for the fair value measurement. The Company had no other assets and liabilities measured at fair value on a non-recurring basis during the years ended December 31, 2022 and 2021.
Assets and Liabilities Measured at Carrying Value, for which Fair Value is Disclosed
The fair value of the Company’s financial instruments, which are measured and reported at carrying value, is as follows for the periods indicated:

(In thousands)	December 31, 2022		December 31, 2021
	Carrying value	Fair value	Carrying value	Fair value
Tranche A Term Loans[1]	$892,820	**	$941,742	**
Tranche B Term Loans[1]	1,416,765	**	1,431,185	**
Outstanding borrowings on Revolving Credit Facility[1]	—	—	119,800	**
Convertible Notes[2]	310,000	329,964	310,000	327,670
Contractual deposits with maturities in excess of one year[3]	334,183	308,051	652,214	**
** Fair value approximates carrying value due to the instruments’ variable rates approximating market interest rates.
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
Other Assets and Liabilities
The carrying value of certain of the Company’s financial instruments, other than those presented above, including cash and cash equivalents, restricted cash and restricted cash payable, short-term contractual deposits, accounts receivable and securitized accounts receivable, accounts payable, accrued expenses and other current liabilities and other liabilities, approximate their respective fair values due to their short-term nature or maturities. The carrying value of certain other financial instruments, including interest-bearing money market deposits, HSA deposits, securitized debt, participation debt, borrowed federal funds and deferred consideration associated with our acquisitions approximate their respective fair values due to stated interest rates being consistent with current market interest rates.

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
As part of WEX Inc.’s purchase of the HSA contractual rights from Bell Bank, as further described in Note 4, Acquisitions, on April 1, 2021, WEX Inc. and SBI entered into the PO Holding Operating Agreement, which reflected the

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Company’s purchase of $11.2 million of SBI’s non-controlling interest in PO Holding, which reduced SBI’s ownership percentage to 4.53 percent.
Pursuant to the PO Holding Operating Agreement, SBI subsequently elected to participate in the equity financing of the June 1, 2021 benefitexpress Acquisition, which was facilitated through the Subscription Agreement, under which SBI agreed to pay the Company $12.5 million, equal to 4.53 percent of the purchase price. This receivable was ultimately offset against deferred payments owed by WEX Inc. to SBI with respect to the asset acquisition from Bell Bank.
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
The carrying value of the redeemable non-controlling interest immediately prior to the acquisition date was $254.4 million. The $37.8 million excess carrying value as of the acquisition date was recorded within the change in value of redeemable non-controlling interest on the consolidated statements of operations. This change in value of redeemable non-controlling interest was offset by $3.5 million of deferred tax expense resulting from the difference between the book and tax bases of the deferred liability payable to SBI. The carrying value of the redeemable non-controlling interest was reduced to zero as a result of the acquisition. As a result of this purchase, WEX Inc. owns 100 percent of PO Holding.
The following table presents the changes in the Company’s redeemable non-controlling interest:

	Year Ended December 31,
(In thousands)	2022	2021
Balance, beginning of year	$254,106	$117,219
Repurchase of non-controlling interest	—	(11,191)
Contribution from non-controlling interest	—	12,457
Net income attributable to redeemable non-controlling interest	268	465
Change in value of redeemable non-controlling interest	(37,780)	135,156
Repurchase of non-controlling interest	(216,594)	—
Balance, end of year	$—	$254,106

20.	Commitments and Contingencies
Litigation
The Company is subject to legal proceedings and claims in the ordinary course of business. As of the date of this filing, the current estimate of a reasonably possible loss contingency from all legal proceedings is not material to the Company’s consolidated financial position, results of operations, cash flows or liquidity.

Extension of Credit to Customers
We have entered into commitments to extend credit in the ordinary course of business. We had $9.2 billion of unused commitments to extend credit at December 31, 2022, as part of established customer agreements. These amounts may increase or decrease during 2023 as we increase or decrease credit to customers, subject to appropriate credit reviews, as part of our lending product agreements. Many of these commitments are not expected to be utilized. We can adjust most of our customers’ credit lines at our discretion at any time. Therefore, we do not believe total unused credit available to customers and customers of strategic relationships represents future cash requirements. Given that the Company can generally adjust its customers’ credit lines at its discretion at any time, the unfunded portion of loan commitments to customers is unconditionally cancellable and thus the Company has not established a liability for expected credit losses on those commitments.
Unfunded Commitment
As a member bank, we have committed to providing a line of credit for the funding of up to a maximum of $12.0 million in loans to a nonprofit, community development financial institution to facilitate their offering of flexible financing for affordable, quality housing to assist Utah’s low and moderate-income residents. As of December 31, 2022, the

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Company has funded $2.3 million against this line of credit, which has been included on the consolidated balance sheet within accounts receivable. The Company’s remaining unused line of credit commitment as of December 31, 2022 is $9.7 million.
Minimum Volume and Spend Commitments
Under existing contractual arrangements, the Company is required to purchase a minimum amount of fuel from certain fuel suppliers on an annual basis. Upon failing to meet these minimum volume commitments, a penalty is assessed as defined under the contracts. During June 2022, the Company and its European fuel suppliers amended existing contracts, modifying both prior period and future minimum volume commitments through 2025. As a result of these amendments, the Company reversed previously accrued penalties totaling approximately $7 million to revenue within the consolidated statement of operations during 2022. Shortfall penalties incurred under the amended contracts amounted to $2.7 million through December 31, 2022. During the years ended December 31, 2021 and 2020, the Company incurred $6.0 million and $3.6 million of shortfall penalties under previously existing contracts, respectively. If the Company were not to purchase any fuel under these commitments after December 31, 2022, it would incur additional penalties totaling $17.5 million through 2025. The Company considers the risk of incurring this maximum penalty to be remote based on current operations.
The Company is subject to minimum annual spend commitments as part of negotiated contracts for certain IT and non-IT related services through 2024. Minimum spend commitments under these contracts as of December 31, 2022 total $15.0 million.

21.	Dividend and Net Asset Restrictions
The Company has certain restrictions on the dividends it may pay, including those under the Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement allows us to make certain restricted payments (including dividends), subject to regulator approval, if we are able to demonstrate pro forma compliance with a consolidated leverage ratio, as defined in the Amended and Restated Credit Agreement, of no more than 2.75 to 1.00 for the most recent period of four fiscal quarters after execution of a restricted payment. Additionally, as long as the Company would be in compliance with its consolidated interest coverage ratio, the Company may make annual restricted payments, including dividends, of up to $300.0 million initially, increasing by $50.0 million at the beginning of each subsequent fiscal year, such that the maximum payment amount will be $400.0 million for fiscal 2023. The Company has not declared any dividends on its common stock since it commenced trading on the NYSE on February 16, 2005.
Dividends paid by WEX Bank have historically provided a substantial part of the Company’s operating funds and for the foreseeable future it is anticipated that dividends paid by WEX Bank will continue to be a source of operating funds to the Company. Capital adequacy requirements serve to limit the amount of dividends that may be paid by WEX Bank. WEX Bank is chartered under the laws of the State of Utah and the FDIC insures its deposits. Under Utah law, WEX Bank may only pay a dividend out of net profits after it has (i) provided for all expenses, losses, interest and taxes accrued or due from WEX Bank and (ii) transferred to a surplus fund 10 percent of its net profits before dividends for the period covered by the dividend, until the surplus reaches 100 percent of its capital stock. For purposes of these Utah dividend limitations, WEX Bank’s capital stock is $116.3 million and its capital surplus exceeds 100 percent of capital stock. Under FDIC regulations, WEX Bank may not pay any dividend if, following the payment of the dividend, WEX Bank would be “undercapitalized,” as defined under the Federal Deposit Insurance Act and applicable regulations. The FDIC also has the authority to prohibit WEX Bank from engaging in business practices that the FDIC considers to be unsafe or unsound, which, depending on the financial condition of WEX Bank, could include the payment of dividends. As a result of these regulations, WEX Bank is restricted in its ability to transfer a portion of its net assets to the Company. As of December 31, 2022, these restricted net assets approximated 12 percent of our total consolidated net assets. WEX Bank complied with the aforementioned dividend restrictions for each of the years ended December 31, 2022, 2021 and 2020.
Certain of the Company’s other subsidiaries have restrictions on their ability to dividend funds to WEX Inc. due to specific legal or regulatory restrictions. As of December 31, 2022, such restrictions represented less than 1 percent of our total consolidated net assets.
Although the restrictions cap the amount of funding that WEX Bank and certain of our other subsidiaries can transfer to WEX Inc., we do not believe these restrictions will have a material impact on our ability to fund operating needs.

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

22.	Stock-Based Compensation
Under the Amended and Restated 2019 Equity and Incentive Plan (the “Amended 2019 Plan”), the Company regularly grants equity awards in the form of stock options, restricted stock, restricted stock units and other stock-based awards to certain employees and directors, which vest over specified terms so long as the employee remains employed by WEX through the vesting dates, as further described below. Notwithstanding the foregoing, such equity awards provide for accelerated vesting in the event of death, upon a change of control (as defined in the Amended 2019 Plan), and beginning with awards granted during 2022, upon retirement (subject to provisions defined in the Amended 2019 Plan). There were 3.7 million shares of common stock available for grant for future equity compensation awards under the Amended 2019 Plan as of December 31, 2022.
Stock-based compensation expense recognized under our equity incentive plans was $97.9 million, $74.8 million and $63.9 million for 2022, 2021 and 2020, respectively. The associated tax benefit related to these costs was $16.9 million, $14.1 million and $11.5 million, for 2022, 2021 and 2020, respectively.
Restricted Stock Units
The Company periodically grants RSUs, a right to receive a specific number of shares of the Company’s common stock at a specified date, to non-employee directors and certain employees. RSUs granted to non-employee directors vest 12 months from the date of grant, or upon termination of board service if the director elects to defer receipt. RSUs issued to employees generally vest in even annual increments over up to three years.
The following is a summary of RSU activity during the year ended December 31, 2022:

(In thousands except per share data)	Units	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2022	485	$169.19
Granted	285	161.36
Vested, including 87 shares withheld for tax[1]	(274)	168.61
Forfeited	(70)	166.97
Unvested at December 31, 2022	426	$164.69
1 The Company withholds shares of common stock to pay the minimum required statutory taxes due upon RSU vesting. Cash is then remitted by the Company to the appropriate taxing authorities.
As of December 31, 2022, there was $41.8 million of total unrecognized compensation cost related to RSUs. That cost is expected to be recognized over a weighted-average period of 1.2 years. The total grant-date fair value of RSUs granted was $45.9 million, $44.5 million and $37.0 million during 2022, 2021 and 2020, respectively. The total fair value of RSUs that vested during 2022, 2021 and 2020 was $46.3 million, $24.4 million and $11.9 million, respectively.
Performance-Based Restricted Stock Units
Performance-based restricted stock units
The Company periodically grants PBRSUs to employees, which is a right to receive stock based on the achievement of performance goals and continued employment during the vesting period. PBRSU awards generally have performance goals spanning one to three years, depending on the nature of the goal, and the ultimate number of shares earned can vary dependent on final performance attainment levels.
Performance-based restricted stock units with a market condition
The Company periodically grants employees PBRSUs with an added relative TSR modifier to scale the payment up or down by +/- 15 percent. The TSR modifier’s performance period generally spans three years and the ultimate modifier is based on the Company’s TSR relative to the TSR of the companies included in the S&P MidCap 400 Index (the “Benchmark Group”) over the specified TSR performance period.

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Market-based restricted stock units (TSR awards)
The Company grants certain employees PBRSUs with market-only conditions (“TSR awards”). Attainment of the Company’s TSR awards is tied to WEX's TSR relative to the Benchmark Group over the specified TSR performance period, which generally spans one to three years.
Award Modifications during 2020
Given the economic uncertainty and business disruption created by the COVID-19 pandemic, effective June 23, 2020, the Company’s Leadership Development and Compensation Committee approved certain modifications to PBRSUs previously granted on March 16, 2020 and March 20, 2019. Such changes included (i) replacing Company performance metrics with TSR metrics for the March 16, 2020 awards and (ii) adding a relative TSR modifier to scale the payment up or down by +/- 15 percent for the March 20, 2019 awards. The modification to awards originally granted on March 16, 2020 resulted in incremental compensation cost of $21.8 million calculated using the Monte Carlo simulation valuation model while affecting all 332 grantees. The modification to awards originally granted on March 20, 2019 resulted in incremental compensation cost of $1.3 million calculated using the Monte Carlo simulation valuation model while affecting all 215 grantees.
For the Company’s awards that were modified on June 23, 2020, the final attainment for recipients other than executive officers was to be based on the greater of the payout under the original awards’ performance metrics or the modified metrics as described above. As of December 31, 2022, the performance period for both modified awards was complete. The awards originally granted on March 20, 2019 were paid out under the modified metrics during 2022 and the awards originally granted on March 16, 2020 are expected to be paid out under the modified metrics during 2023. Accordingly, the expense associated with these modified awards was recognized based on the Monte Carlo modification-date fair value during the years ended December 31, 2022, 2021 and 2020.
Grant-date fair value of PBRSUs with market conditions
The grant date fair value of awards with market conditions is estimated on the date of grant using a Monte-Carlo simulation model used to simulate a distribution of future stock price paths based on historical volatility levels. The key inputs for the fair values and other relevant information by grant date are outlined below:

Grant date	6/15/2022	3/15/2021	6/24/2020	6/24/2020[2]	3/16/2020[3]

Risk-free interest rate	3.04%	0.29%	0.21%	0.21%	0.20%
Stock price[1]	$161.08	$226.02	$160.14	$160.14	$173.15
Expected stock price volatility	37.31%	53.65%	47.72%	47.72%	51.32%
Weighted-average fair value per share[1]	$158.25	$238.92	$264.17	$240.55	$280.93

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

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rollforward of PBRSUs
The following is a summary of PBRSU activity during the year ended December 31, 2022:

(In thousands except per share data)	Shares	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2022	557	$230.01
Granted	242	163.09
Forfeited	(100)	228.45
Vested, including 28 shares withheld for tax[1]	(87)	198.49
Performance adjustment[2,3]	(53)	NM
Unvested at December 31, 2022[3]	559	$208.94
NM - Not meaningful
1 The Company withholds shares of common stock to pay the minimum required statutory taxes due upon PBRSU vesting. Cash is then remitted by the Company to the appropriate taxing authorities.
2 Reflects adjustments to the number of shares of PBRSUs expected to vest based on the change in estimated performance attainments during the year ended December 31, 2022.
3 The impact on awards as a result of expected market condition attainments is not reflected in this table until the attainment measurement period concludes.
As of December 31, 2022, there was $48.7 million of unrecognized compensation cost related to PBRSUs that is expected to be recognized over a weighted-average period of 1.5 years. The total grant-date fair value of PBRSUs granted during 2022, 2021 and 2020 was $39.5 million, $34.9 million and $58.5 million, respectively. The total grant-date fair value of PBRSUs that vested during 2022, 2021 and 2020 was $17.2 million, $23.7 million and $21.7 million, respectively.
Stock Options
Market Performance-Based Stock Options
In May 2017, the Company granted market performance-based stock options with a contractual term of ten years to certain members of senior management. The options contained a market condition that required the closing price of the Company’s stock to meet or exceed certain price thresholds for twenty consecutive trading days (“Stock Price Hurdle”) in order for shares to vest. The options also contained a service condition that required the award recipients to be continually employed from the grant date until such date that the Stock Price Hurdle is satisfied in order for shares to vest. The Stock Price Hurdle began operating in May 2020 on the third anniversary of the grant date. As of December 31, 2021, 100 percent of the shares had vested as a result of the Company’s stock exceeding the applicable Stock Price Hurdle. The grant date fair value of these options was estimated on the date of grant using a Monte-Carlo simulation model used to simulate a distribution of future stock price paths based on historical volatility levels. The Company expensed the total grant date fair value of these options on a graded basis over the derived service period of approximately three years.
Service-Based Stock Options
The Company periodically grants stock options to certain officers and employees, which generally become exercisable over three years (with approximately 33 percent of the total grant vesting each year on the anniversary of the grant date) and expire 10 years from the date of grant. All service-based stock option grants provide for an option exercise price equal to the closing market value of the common stock on the date of grant as reported by the NYSE. The fair value of option awards is estimated on the grant date using the Black-Scholes-Merton option-pricing model. The vast majority of awards were valued utilizing the assumptions included in the following table:

	2022	2021	2020
Weighted average grant date fair value	$70.82	$92.82	$35.13

Weighted average expected term (in years)	6	6	6
Weighted average exercise price	$163.22	$226.02	$109.66
Expected stock price volatility	42.23%	41.81%	32.37%
Risk-free interest rate	2.13%	1.05%	0.58%

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
The following is a summary of all stock option activity during the year ended December 31, 2022:

(In thousands, except per share data)	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2022	704	$141.42
Granted	201	163.16
Exercised	(44)	113.77
Forfeited or expired	(78)	172.65
Outstanding at December 31, 2022	783	$145.44	6.8	$21,882
Exercisable on December 31, 2022	473	$132.90	5.6	$18,305
Vested and expected to vest at December 31, 2022	302	$164.44	8.6	$3,582
As of December 31, 2022, there was $11.7 million of total unrecognized compensation cost related to options. That cost is expected to be recognized over a weighted-average period of 1.3 years. The total intrinsic value of options exercised during the years ended December 31, 2022, 2021 and 2020 was $2.2 million, $48.1 million and $8.7 million, respectively.
Deferred Stock Units
Non-employee directors may elect to defer their cash fees and RSUs in the form of DSUs. These awards are distributed as common stock 200 days immediately following the date upon which such director’s service as a member of the Company’s Board of Directors terminates for any reason. There were approximately 67 thousand and 58 thousand DSUs outstanding as of December 31, 2022 and 2021, respectively. DSU activity is included in the RSU table above. Unvested DSUs as of December 31, 2022 and 2021 were not material.

23.	Restructuring Activities
During October 2022, the Company commenced a restructuring initiative as a result of its global review of operations in light of the executive leadership team reorganization that became effective January 1, 2022. The review of operations identified certain opportunities to further streamline the business and position WEX for future growth. The restructuring charges related to this initiative, which primarily consist of employee separation costs, were $9.2 million as of December 31, 2022, $4.7 million of which was recorded within our Fleet Solutions segment, $0.6 million within our Travel and Corporate Solutions segment, $1.6 million within our Health and Employee Benefit Solutions segment and $2.3 million within our unallocated corporate expenses. Approximately half of these costs have been reflected within general and administrative expense with the remaining costs split between cost of services and sales and marketing expenses on the consolidated statements of operations. A portion of the accrued restructuring charges were paid during December 2022 with the remaining charges to be substantially paid during the first half of 2023. Restructuring costs accrued and unpaid as of December 31, 2022 were $6.1 million, and have been included within accrued expenses and other current liabilities on the consolidated balance sheet. Based on current plans, which are subject to change, the amount of additional restructuring costs that the Company expects to incur is immaterial.

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In connection with the acquisition of eNett and Optal, during the first quarter of 2021, the Company initiated a restructuring program within the Travel and Corporate Solutions segment. The restructuring initiative consisted of employee separation costs, which the Company determined were probable and reasonably estimable. As such, the Company recorded charges incurred under this initiative of $5.4 million for the year ended December 31, 2021, within general and administrative expenses on the consolidated statements of operations. There are no accrued restructuring charges related to this initiative as of December 31, 2022 or 2021.

24.	Segment Information
The Company determines its operating segments and reports segment information in accordance with how our Chief Executive Officer, the Company’s CODM, allocates resources and assesses performance. The Company has both three operating segments and three reportable segments, as described below.
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
The following tables present the Company’s reportable segment revenues:

	Year Ended December 31, 2022
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Payment processing revenue	$720,242	$353,748	$81,917	$1,155,907
Account servicing revenue	169,159	42,850	357,275	569,284
Finance fee revenue	359,672	647	149	360,468
Other revenue	194,591	5,063	65,198	264,852
Total revenues	$1,443,664	$402,308	$504,539	$2,350,511

	Year Ended December 31, 2021
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Payment processing revenue	$513,365	$274,092	$71,533	$858,990
Account servicing revenue	168,350	44,157	314,351	526,858
Finance fee revenue	254,306	873	144	255,323
Other revenue	175,394	5,796	28,181	209,371
Total revenues	$1,111,415	$324,918	$414,209	$1,850,542

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended December 31, 2020
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Payment processing revenue	$404,843	$229,144	$64,904	$698,891
Account servicing revenue	153,823	41,927	253,706	449,456
Finance fee revenue	197,307	1,079	137	198,523
Other revenue	162,337	5,690	44,972	212,999
Total revenues	$918,310	$277,840	$363,719	$1,559,869

No one customer accounted for more than 10 percent of the total consolidated revenue in 2022, 2021 or 2020.
The CODM evaluates the financial performance of each segment using segment adjusted operating income, which excludes: (i) unallocated corporate expenses; (ii) acquisition-related intangible amortization, (iii) other acquisition and divestiture related items; (iv) legal settlement; (v) impairment charges; (vi) loss on sale of subsidiary; (vii) debt restructuring costs; (viii) stock-based compensation; and (ix) other costs. Additionally, we do not allocate financing interest expense, foreign currency gains and losses, other income, change in fair value of contingent consideration and unrealized and net unrealized gains and losses on financial instruments to our operating segments.
The following table reconciles total segment adjusted operating income to income (loss) before income taxes:

	Year ended December 31,
(In thousands)	2022	2021	2020
Segment adjusted operating income
Fleet Solutions	$693,439	$557,083	$383,502
Travel and Corporate Solutions	192,665	86,860	62,096
Health and Employee Benefit Solutions	133,682	104,408	96,769
Total segment adjusted operating income	$1,019,786	$748,351	$542,367

Reconciliation:
Total segment adjusted operating income	$1,019,786	$748,351	$542,367
Less:
Unallocated corporate expenses	84,484	78,218	62,938
Acquisition-related intangible amortization	170,500	181,694	171,144
Other acquisition and divestiture related items	17,874	40,533	57,787
Legal settlement	—	—	162,500
Impairment charges	136,486	—	53,378
Loss on sale of subsidiary	—	—	46,362
Debt restructuring costs	43	6,185	535
Stock-based compensation	100,694	76,550	65,841
Other costs	39,863	23,171	13,555
Operating income (loss)	$469,842	$342,000	$(91,673)
Financing interest expense	(130,690)	(128,422)	(157,080)
Net foreign currency loss	(22,702)	(12,339)	(25,783)
Other income	—	3,617	491
Change in fair value of contingent consideration	(139,088)	(40,100)	—
Net unrealized gain (loss) on financial instruments	83,184	39,190	(27,036)
Income (loss) before income taxes	$260,546	$203,946	$(301,081)
Assets are not allocated to the segments for internal reporting purposes.

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Geographic Data
Revenue by principal geographic area, based on the country in which the sale originated, was as follows:

	Year ended December 31,
(In thousands)	2022	2021	2020
United States	$2,062,027	$1,642,747	$1,401,144
Other international[1]	288,484	207,795	158,725
Total revenues	$2,350,511	$1,850,542	$1,559,869
1 No single country within made up more than 5 percent of total revenues for any of the years presented.
Net property, equipment and capitalized software is subject to geographic risks because it is generally difficult to move and relatively illiquid. Net property, equipment and capitalized software by principal geographic area was as follows:

	Year ended December 31,
(In thousands)	2022	2021	2020
United States	$193,030	$170,626	$176,348
Other international[1]	9,199	8,905	11,992
Net property, equipment and capitalized software	$202,229	$179,531	$188,340
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
Quantitative measures established by regulation to ensure capital adequacy require WEX Bank to maintain minimum amounts and ratios as defined in the regulations. As of December 31, 2022, the most recent FDIC exam report categorized WEX Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events subsequent to that examination report that management believes have changed WEX Bank’s capital rating.
The following table presents WEX Bank’s actual and regulatory minimum capital amounts and ratios:

(In thousands)	Actual Amount	Ratio	Minimum for Capital Adequacy Purposes Amount	Ratio	Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions Amount	Ratio
December 31, 2022
Total Capital to risk-weighted assets	$595,576	15.16%	$314,379	8.00%	$392,974	10.00%
Tier 1 Capital to average assets	$546,218	10.22%	$213,681	4.00%	$267,101	5.00%
Common equity to risk-weighted assets	$546,218	13.90%	$176,838	4.50%	$255,433	6.50%
Tier 1 Capital to risk-weighted assets	$546,218	13.90%	$235,785	6.00%	$314,379	8.00%
December 31, 2021
Total Capital to risk-weighted assets	$402,406	12.63%	$254,984	8.00%	$318,731	10.00%
Tier 1 Capital to average assets	$366,121	8.75%	$167,317	4.00%	$209,147	5.00%
Common equity to risk-weighted assets	$366,121	11.49%	$143,429	4.50%	$207,175	6.50%
Tier 1 Capital to risk-weighted assets	$366,121	11.49%	$191,238	6.00%	$254,984	8.00%

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

26.	Preferred Stock
Our Board of Directors is expressly authorized to provide for the issuance of up to 10.0 million shares of Preferred Stock, $0.01 par value per share (“Preferred Stock”), in one or more classes or series. Each such class or series of Preferred Stock shall have such voting powers, designations, preferences, qualifications and special or relative rights or privileges, limitations or restrictions thereof, as shall be determined by the Board of Directors, which may include, among others, redemption provisions, dividend rights, liquidation preferences, and conversion rights. There are no shares of Preferred Stock outstanding as of December 31, 2022 and 2021.

27.	Repurchases of Common Stock
Under share buyback plans authorized by our board of directors from time to time, the Company may repurchase up to specified dollar values of shares of its common stock through open market purchases, privately negotiated transactions, block trades or otherwise. The number of shares repurchased by the Company during 2022 pursuant to repurchase programs have been recorded as treasury stock in our consolidated financial statements and are included in the following table. There were no shares repurchased pursuant to repurchase programs during the years ended December 31, 2021 and 2020. Shares repurchased are recorded on a trade date basis.

(In thousands, except for per share amounts)	Shares	Total Cost	Average Cost Per Share
Treasury stock purchased during the year ended December 31, 2022	1,901	$290,837	$152.99

28.	Related Party Transaction
Relationship with SBI/Bell Bank
Bell Bank, a subsidiary of SBI, is a revolving loan lender under the Company’s Amended and Restated Credit Agreement. There were no borrowings outstanding on the Revolving Credit Facility as of December 31, 2022. As of December 31, 2021, there was $119.8 million in borrowings outstanding on the Revolving Credit Facility. Available capacity of $50.0 million under the Revolving Credit Facility is directly attributable to Bell Bank.
On April 1, 2021, WEX Inc. completed the acquisition of certain contractual rights to serve as a custodian or sub-custodian to certain HSAs from the HealthcareBank division of Bell Bank. On the closing of the acquisition, WEX Inc. paid Bell Bank initial cash consideration of $200.0 million. Pursuant to the purchase agreement, WEX Inc. agreed to make an additional deferred cash payment of $25.0 million in July 2023 and a second additional deferred cash payment of $25.0 million in January 2024, while also agreeing to additional consideration payable annually that is contingent, and based, upon any future increases in the Federal Funds rate. Due to increases in the Federal Funds rate through December 31, 2022, the Company has estimated and recorded a liability of $206.4 million, $28.7 million of which is payable during the first quarter of 2023.

As part of WEX Inc.’s purchase of the HSA contractual rights from Bell Bank discussed above, on April 1, 2021, WEX Inc. and SBI entered into the PO Holding Operating Agreement, which reflected the Company’s purchase of $11.2 million of SBI’s non-controlling interest in PO Holding, which reduced SBI’s ownership percentage from 4.9 percent to 4.53 percent as of that date, among other things further described in Note 19, Redeemable Non-Controlling Interest. Pursuant to the PO Holding Agreement, SBI subsequently elected to participate in the equity financing of the benefitexpress Acquisition, owing the Company $12.5 million, resulting in a reduction of the January 2024 deferred payment due to Bell Bank by the Company to $12.5 million.
On March 7, 2022, WEX Inc. and the seller of Discovery Benefits, SBI, entered into an agreement whereby WEX Inc. purchased SBI’s remaining 4.53 percent equity interest in the Company’s U.S. Health business, PO Holding, for a purchase price of $234.0 million plus any interest accruing pursuant to the terms of the Share Purchase Agreement. The purchase price is payable in three annual installments beginning March 2024. See Note 4, Acquisitions, for further information regarding the timing and determination of payments

As of December 31, 2022, no deferred cash payments or contingent consideration discussed above has been paid to Bell Bank.

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Relationship with Wellington
Wellington Management Group, LLP (“Wellington”), beneficially owned approximately 8 percent of the Company’s outstanding common stock as of December 31, 2022, based on information reported on a Schedule 13G/A filed with the SEC on February 6, 2022.
Wellington Management Company LLP, an entity affiliated with Wellington, is investment manager for certain custodial cash assets managed and invested by WEX Bank as our depository partner. As of December 31, 2022 and 2021, the depository assets under management totaled $1,432.3 million and $956.5 million, respectively. The Company incurred $0.9 million and $0.1 million in investment management fees payable to Wellington during 2022 and 2021, respectively. Refer to Note 7, Investment Securities, for further information on these investment securities.
Relationship with Warburg Pincus
On July 1, 2020, the Company closed on a private placement transaction with an affiliate of Warburg Pincus LLC, pursuant to which the Company issued convertible senior unsecured notes due in 2027 in an aggregate principal amount of $310 million and 577,254 shares of common stock, with gross proceeds in respect of the common stock of $90 million. The issuance of the Convertible Notes provided the Company with net proceeds of approximately $299.2 million after original issue discount. Refer to Note 16, Financing and Other Debt, for more information regarding the Convertible Notes.
After giving effect to the purchase of the common stock and Convertible Notes, on an as-converted basis, Warburg Pincus owned approximately 4.7 percent of the Company’s outstanding common stock on the closing date of the private placement. Under the terms of the private placement, for so long as Warburg Pincus continues to own at least 50 percent of the aggregate amount of the shares issued and the shares of common stock issuable upon conversion of the Convertible Notes, Warburg Pincus is entitled to nominate an individual to the board of directors. As of December 31, 2022 and 2021, such nominee was a member of the Company’s board of directors and a managing director at Warburg Pincus LLC. As a member of our board of directors, such individual is remunerated for their services. Such remuneration is immaterial for the years ended December 31, 2022, 2021 and 2020.
During the years ended December 31, 2022 and 2021, the Company paid $20.2 million and $20.9 million, respectively, of interest to Warburg Pincus LLC related to the Convertible Notes. No interest was paid during 2020. Accrued interest payable on the Convertible Notes was $9.2 million as of December 31, 2022 and 2021.

29.	Subsequent Events
On January 3, 2023, the Company both entered into a definitive agreement and closed on the acquisition of 100 percent of the equity of an entity engaged in the business of designing and developing software in India. In exchange for total consideration of $6.0 million, the Company acquired an assembled workforce of approximately 180 employees. Consideration of $4.5 million was payable upon the closing date, with another $1.5 million of holdback. The majority of the holdback relates to employee retention and is payable one year following the acquisition date, dependent on the calculation of employee attrition as defined per the Share Purchase Agreement. This assembled workforce represents additional resources to advance our technological capabilities and service offerings to our customers.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of the principal executive officer and principal financial officer of WEX Inc., evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2022. “Disclosure controls and procedures” are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports it files or submits under the Exchange Act, is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, the principal executive officer and principal financial officer of WEX Inc. concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2022.
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
Under the supervision of and with the participation of management, including the principal executive officer and principal financial and accounting officer, an evaluation was conducted of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by The Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s evaluation under the framework in Internal Control - Integrated Framework (2013), management concluded that WEX Inc.’s internal control over financial reporting was effective as of December 31, 2022.
The effectiveness of our internal control over financial reporting as of December 31, 2022, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of WEX Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of WEX Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 28, 2023, expressed an unqualified opinion on those financial statements.

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
February 28, 2023

ITEM 9B. OTHER INFORMATION
Not applicable.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
See the information in the Company’s definitive proxy statement to be delivered to stockholders in connection with the 2023 Annual Meeting of Stockholders (the “2023 Proxy Statement”) set forth under the captions “Executive Officers” and “Governance” and the related subsections including “The Board of Directors” and “Delinquent Section 16(a) Reports,” if applicable, which information is incorporated herein by reference.
Website Availability of Corporate Governance and Other Documents
The following documents are available on the Governance page of the investor relations section of the Company’s website, www.wexinc.com: (1) WEX Code of Business Conduct and Ethics, which covers all employees, officers and our board of directors, (2) the Company’s Corporate Governance Guidelines and (3) key board of directors committee charters, including charters for the Audit, the Corporate Governance, the Leadership Development and Compensation, and the Technology and Cybersecurity Committees. Stockholders also may obtain printed copies of these documents by submitting a written request to Investor Relations, WEX Inc., 1 Hancock Street, Portland, Maine 04101. The Company intends to post on its website, www.wexinc.com, all disclosures that are required by law or NYSE listing standards concerning any amendments to, or waivers from, the Code of Business Conduct and Ethics.
ITEM 11. EXECUTIVE COMPENSATION
See the information in the 2023 Proxy Statement set forth under the captions “Executive Compensation” and the related subsections and “Governance” and related subsections including “Director Compensation” and “Compensation Committee Interlocks and Insider Participation”, which information is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
See the information in the 2023 Proxy Statement set forth under the caption “Information About Stock Ownership” and related subsections including “Securities Authorized for Issuance under Equity Compensation Plans” and “Principal Stockholders”, which information is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
See the information in the 2023 Proxy Statement set forth under the caption “Governance” and related subsections including “Director Independence” and “Certain Relationships and Related Transactions,” which information is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information about aggregate fees billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34) will be presented in the 2023 Proxy Statement set forth under the caption “Audit Matters” and related subsection “Auditor Selection and Fees,” which information is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this report:
1. Financial Statements (see Index to Consolidated Financial Statements on page 69).
2. Financial statement schedules have been omitted since they are either not required or not applicable or the information is otherwise included herein.

3. The exhibit index attached to this Annual Report on Form 10–K is hereby incorporated by reference.
ITEM 16. FORM 10–K SUMMARY
None.

EXHIBIT INDEX

Exhibit No.	Description

2.1
Unit Purchase Agreement, dated October 18, 2015, by and among WEX Inc., Mustang HoldCo 1 LLC, Warburg Pincus Private Equity (E&P) XI - B, L.P., Warburg Pincus Private Equity XI‑C, L.P., WP XI Partners, L.P., Warburg Pincus Private Equity XI‑B, L.P., WP Mustang Co‑Invest‑B, L.P., WP Mustang Co‑Invest‑C L.P., Warburg Pincus XI (E&P) Partners‑B, L.P., Warburg Pincus (E&P) XI, L.P., WP Mustang Topco LLC and Warburg Pincus Private Equity XI (Lexington), LLC (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on October 19, 2015)

2.2
Share Purchase Agreement, dated January 24, 2020, by and among WEX Inc., eNett International (Jersey) Limited, a Jersey limited company, Optal Limited, a private company limited by shares incorporated in England and Wales, Travelport Limited, a Bermuda exempted company, Toro Private Holdings I, Ltd., a private company limited by shares incorporated in England and Wales, Optal Limited, in its capacity as trustee of the PSP Group DESOP Discretionary Trust established by way of discretionary trust deed dated 28 October 2008, as amended from time to time, and the other shareholders of eNett and Optal set forth therein (incorporated herein by reference to Exhibit No. 2.1 to our Current Report on Form 8-K filed with the SEC on January 24, 2020)

3.1	Amended and Restated Certificate of Incorporation of WEX Inc. (incorporated by reference to Exhibit No. 3.1 to our Current Report on Form 8–K filed with the SEC on June 10, 2021)

3.2	Amended and Restated By-Laws of WEX Inc. (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed with the SEC on December 13, 2022)

4.1
U.S. Security Agreement, made by WEX Inc., and the certain of its subsidiaries, as pledgors, assignors and debtors dated as of July 1, 2016, in favor of Bank of America, as collateral agent for the Lenders (incorporated by reference to Exhibit No. 4.2 to our Current Report on Form 8-K filed with the SEC on July 1, 2016)

4.2
Description of WEX Inc.’s Securities Registered under Section 12 of the Exchange Act (incorporated by reference to Exhibit No. 4.2 to our Annual Report on Form 10-K filed with the SEC on March 1, 2022)

4.3
Indenture, dated as of July 1, 2020, by and between WEX Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on July 1, 2020)

4.4	Form of 6.50% Convertible Senior Notes due 2027 (included in Exhibit 4.1) (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on July 1, 2020)

10.1	Form of director indemnification agreement (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on June 8, 2009)

10.2
Tax Receivable Agreement, dated as of February 22, 2005, by and between Cendant Corporation and Wright Express Corporation (incorporated by reference to Exhibit No. 10.3 to our Current Report on Form 8-K filed with the SEC on March 1, 2005)

10.3
Tax Receivable Prepayment Agreement dated June 26, 2009 by and between Wright Express Corporation and Realogy Corporation (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on July 2, 2009, File No. 001-32426)

10.4
Ratification Agreement dated June 26, 2009 by and among Wright Express Corporation, Realogy Corporation, Wyndham Worldwide Corporation and Avis Budget Group, Inc. (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K filed with the SEC on July 2, 2009, File No. 001-32426)

10.5
Guarantee, dated as of June 26, 2009, by Apollo Investment Fund VI, L.P., Apollo Overseas Partners VI, L.P., Apollo Overseas Partners (Delaware) VI, L.P., Apollo Overseas Partners (Delaware892) VI, L.P. and Apollo Overseas Partners (Germany) VI, L.P. in favor of Wright Express Corporation (incorporated by reference to Exhibit No. 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on July 30, 2009)

10.6
Investors Rights Agreement, dated as of July 1, 2016, by and among WEX Inc., Mustang HoldCo 1 LLC, Warburg Pincus Private Equity (E&P) XI‑ B, L.P., Warburg Pincus Private Equity XI – C, L.P., WP XI Partners, L.P., Warburg Pincus Private Equity XI – B, L.P., WP Mustang Co-Invest – B L.P., WP Mustang Co-Invest – C L.P., Warburg Pincus XI (E&P) Partners – B, L.P., Warburg Pincus (E&P) XI, L.P., WP (Lexington) Holdings II, L.P., Warburg Pincus Private Equity (Lexington) XI – A, L.P., Warburg Pincus XI (Lexington) Partners – A , L.P., WP Mustang Co-Invest LLC and the other investors party thereto (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on July 1, 2016)

10.7
Restatement Agreement, dated as of April 1, 2021, by and among WEX Inc., the subsidiaries of WEX Inc. identified therein, each of the Lenders party hereto, the Incremental Revolving Lenders, the Incremental Term A Lenders, the Additional Term A Lender, the Term B Lender and BANK OF AMERICA, N.A., as the Administrative Agent, Swing Line Lender and the L/C Issuer. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on April 7, 2021)

10.8	†	Wright Express Corporation Amended 2010 Equity and Incentive Plan (incorporated by reference to Exhibit No. 99.1 to our Current Report on Form 8-K filed with the SEC on May 21, 2010)

10.9	†	WEX Inc. 2019 Equity and Incentive Plan (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on May 15, 2019)

10.10	†
Form of WEX Inc. Restricted Stock Unit Agreement under the WEX Inc. 2019 Equity and Incentive Plan (incorporated by reference to Exhibit No. 10.18 to our Annual Report on Form 10-K filed with the SEC on February 28, 2020)

10.11	†
Form of WEX Inc. Performance-Based Restricted Stock Unit Agreement under the WEX Inc. 2019 Equity and Incentive Plan (incorporated by reference to Exhibit No. 10.19 to our Annual Report on Form 10-K filed with the SEC on February 28, 2020)

10.12	†
Form of WEX Inc. Nonqualified Stock Option Agreement under the WEX Inc. 2019 Equity and Incentive Plan (incorporated by reference to Exhibit No. 10.20 to our Annual Report on Form 10-K filed with the SEC on February 28, 2020)

10.13	†
Wright Express Corporation Amended and Restated Non-Employee Directors Deferred Compensation Plan (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K filed with the SEC on January 7, 2009)

10.14	†	2014 Form of Annual Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2014)

10.15	†	2015 Section 162(m) Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 21, 2015)

10.16	†	WEX Inc. Executive Severance Pay and Change in Control Plan dated March 5, 2018 (incorporated by reference to Exhibit No. 10.18 to our Annual Report on Form 10-K filed with the SEC on March 18, 2019)

10.17	†	Form of Employment Agreement for Melissa Smith (incorporated by reference to Exhibit No. 10.6 to our Current Report on Form 8-K filed with the SEC on January 7, 2009)

10.18	†	Form of Employment Agreement for Hilary Rapkin (incorporated by reference to Exhibit No. 10.7 to our Current Report on Form 8-K filed with the SEC on January 7, 2009)

10.19	†
Form of Long Term Incentive Program Award Agreement under the Amended and Restated Wright Express Corporation 2005 Equity and Incentive Plan (incorporated by reference to Exhibit No. 99.1 to our Current Report on Form 8-K filed with the SEC on April 6, 2006)

10.20	†
Form of Non-Employee Director Long Term Incentive Program Award Agreement under the Amended and Restated Wright Express Corporation 2005 Equity and Incentive Plan (for grants received prior to December 31, 2006) (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on August 5, 2008)

10.21	†
Form of Wright Express Corporation Option Agreement under the Wright Express Corporation 2010 Equity and Incentive Plan (incorporated by reference to Exhibit No. 10.29 to our Annual Report on Form 10-K filed with the SEC on February 28, 2011)

10.22	†
2015 Form of WEX Inc. Long Term Incentive Program Non-Statutory Stock Option Award Agreement (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on May 1, 2015)

10.23	†
Form of Wright Express Corporation Non-Employee Director Compensation Plan Award Agreement under the Wright Express Corporation 2010 Equity and Incentive Plan (incorporated by reference to Exhibit No. 10.31 to our Annual Report on Form 10-K filed with the SEC on February 28, 2011)

10.24	†	Employment Agreement for Scott Phillips dated October 16, 2015 (incorporated by reference to Exhibit 10.29 to our Annual Report on Form 10-K filed with the SEC on March 1, 2018)

10.25	†
Noncompetition, Nonsolicitation, Confidentiality, and Inventions Agreement for Scott Phillips dated October 16, 2015 (incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K filed with the SEC on March 1, 2018)

10.26	†	First Amendment to Employment Agreement for Scott Phillips dated November 1, 2017 (incorporated by reference to Exhibit 10.31 to our Annual Report on Form 10-K filed with the SEC on March 1, 2018)

10.27	†
First Amendment to Noncompetition, Nonsolicitation, Confidentiality, and Inventions Agreement for Scott Phillips dated November 1, 2017 (incorporated by reference to Exhibit 10.32 to our Annual Report on Form 10-K filed with the SEC on March 1, 2018)

10.28		Southern Cross WEX 2015-1 Trust - Receivables Acquisition and Servicing Agreement (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on July 31, 2015)

10.29		Southern Cross WEX 2015-1 Trust - Guarantee and Indemnity (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on July 31, 2015)

10.30		Southern Cross WEX 2015-1 Trust General Security Agreement (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on July 31, 2015)

10.31		Southern Cross WEX 2015-1 Trust Class A Facility Deed (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed with the SEC on July 31, 2015)

10.32		Southern Cross WEX 2015-1 Trust Class B Facility Deed (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed with the SEC on July 31, 2015)

10.33	†	Form of Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on November 8, 2019)

10.34
WEX Inc. Common Stock and 6.50% Convertible Senior Notes Due 2027 Purchase Agreement, dated as of June 29, 2020, by and between WEX Inc. and WP Bronco Holdings, LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 1, 2020)

10.35
Registration Rights Agreement, dated as of July 1, 2020, by and between WEX Inc. and WP Bronco Holdings, LLC (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on July 1, 2020)

10.36	†
Form of Letter to Holders of a Performance-Based Restricted Stock Unit Agreement (2020 Grant) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on June 29, 2020)

10.37	† *	Non-Employee Director Compensation Plan (Effective January 1, 2023)

10.38	†
Form of Letter to Holders of a Performance-Based Restricted Stock Unit Agreement (2019 Grant) (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on June 29, 2020)

10.39	†	Form of June 2020 Performance Share Unit Agreement (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on June 29, 2020)

10.40
Deed of Settlement, made as of December 15, 2020, between the parties listed in Schedule A thereto, the parties listed in Schedule B thereto, WEX Inc., eNett International (Jersey) Limited, Optal Limited, Toro Private Holdings I, Ltd. and Optal Limited, in its capacity as trustee of the PSP Group Employee Share Trust, and including the Amended Purchase Agreement attached as Schedule D thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on December 15, 2020).

10.41	†	Offer Letter dated September 9, 2019 between WEX Inc. and Mr. Deshaies. (incorporated by reference to Exhibit 10.64 to our Annual Report on Form 10-K filed with the SEC on March 1, 2021).

10.42	†	Offer Letter dated November 6, 2015 between WEX Inc. and Mr. Dearborn (incorporated by reference to Exhibit 10.65 to our Annual Report on Form 10-K filed with the SEC on March 1, 2021).

10.43	†	Amended and Restated 2019 Equity and Incentive Plan (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on June 10, 2021)

10.44	†
Form of WEX Inc. Restricted Stock Unit Award Agreement under the Amended and Restated 2019 Equity and Incentive Plan. (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed with the SEC on August 4, 2021)

10.45	†
Form of WEX Inc. Nonstatutory Stock Option Agreement under the Amended and Restated 2019 Equity and Incentive Plan (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on August 4, 2021)

10.46	†
Form of WEX Inc. Performance-Based Restricted Stock Unit Award Agreement under the Amended and Restated 2019 Equity and Incentive Plan (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed with the SEC on August 4, 2021)

10.47	†
Form of WEX Inc. Nonstatutory Stock Option Agreement, in use beginning March 15, 2022, under the Amended and Restated 2019 Equity and Incentive Plan (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on May 3, 2022)

10.48	†
Form of WEX Inc. Restricted Stock Unit Award Agreement, in use beginning March 15, 2022, under the Amended and Restated 2019 Equity and Incentive Plan (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on May 3, 2022)

10.49	†
Form of WEX Inc. Performance-Based Restricted Stock Unit Award Agreement, in use beginning March 15, 2022, under the Amended and Restated 2019 Equity and Incentive Plan (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on May 3, 2022)

10.50	†	Offer letter, dated November 21, 2016, between WEX Inc. and David Cooper (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q, filed with the SEC on May 3, 2022)

10.51	†	Offer letter, dated December 30, 2021, between WEX Inc. and Jennifer Kimball (incorporated by reference to Exhibit 10.68 to our Annual Report on Form 10-K, filed with the SEC on March 1, 2022)

10.52	†	Offer letter, dated April 20, 2022, between WEX Inc. and Jagtar Narula (incorporated by reference to Exhibit 10.1 to our Current Report on 8-K filed with the SEC on April 26, 2022)

21.1	*	Subsidiaries of the registrant

23.1	*	Consent of Independent Registered Accounting Firm – Deloitte & Touche LLP

31.1	*	Certification of Chief Executive Officer of WEX INC. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

31.2	*	Certification of Chief Financial Officer of WEX INC. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

32.1	*
Certification of Chief Executive Officer of WEX INC. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	*
Certification of Chief Financial Officer of WEX INC. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code

101.INS	*	Inline XBRL Instance Document

101.SCH	*	Inline XBRL Taxonomy Extension Schema Document

101.CAL	*	Inline XBRL Taxonomy Calculation Linkbase Document

101.LAB	*	Inline XBRL Taxonomy Label Linkbase Document

101.PRE	*	Inline XBRL Taxonomy Presentation Linkbase Document

101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

	*	Filed with this report.

	†	Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of this Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEX INC.
February 28, 2023	By:	/s/ Jagtar Narula
Jagtar Narula Chief Financial Officer (principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

February 28, 2023	/s/ Melissa D. Smith
Melissa D. Smith
Chief Executive Officer, Chair, and President
(principal executive officer)

February 28, 2023	/s/ Jagtar Narula
Jagtar Narula
Chief Financial Officer
(principal financial officer)

February 28, 2023	/s/ Jennifer Kimball
Jennifer Kimball
Chief Accounting Officer
(principal accounting officer)

February 28, 2023	/s/ Jack A. VanWoerkom
Jack A. VanWoerkom
Vice Chairman and Lead Director

February 28, 2023	/s/ Nancy Altobello
Nancy Altobello

Director

February 28, 2023	/s/ Daniel Callahan
Daniel Callahan
Director

February 28, 2023	/s/ Shikhar Ghosh
Shikhar Ghosh
Director

February 28, 2023	/s/ James Groch
James Groch
Director

February 28, 2023	/s/ James C. Neary
James C. Neary
Director

February 28, 2023	/s/ Derrick Roman
Derrick Roman
Director

February 28, 2023	/s/ Stephen Smith
Stephen Smith
Director

February 28, 2023	/s/ Susan Sobbott
Susan Sobbott
Director

February 28, 2023	/s/ Regina O. Sommer
Regina O. Sommer
Director