Form 10-Q
period 2023-06-30
WEX Inc.
filed 2023-07-27
CIK 1309108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
☐ Yes  ☒  No

Number of shares of common stock outstanding as of July 20, 2023 was 42,954,003.

Unless otherwise indicated or required by the context, the terms “we,” “us,” “our,” “WEX,” or the “Company,” in this Quarterly Report on Form 10–Q refers to WEX Inc. and all of its subsidiaries that are consolidated under Generally Accepted Accounting Principles in the United States.
FORWARD–LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for statements that are forward-looking and are not statements of historical facts. This Quarterly Report includes forward-looking statements including, but not limited to, statements about management’s plan and goals. Any statements in this Quarterly Report that are not statements of historical facts are forward-looking statements. When used in this Quarterly Report, the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. Forward-looking statements relate to our future plans, objectives, expectations and intentions and are not historical facts and accordingly involve known and unknown risks and uncertainties and other factors that may cause the actual results or performance to be materially different from future results or performance expressed or implied by these forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Quarterly Report and in oral statements made by our authorized officers:
•the impact of fluctuations in demand for fuel and the volatility, and prices, of fuel, including fuel spreads in the Company’s international markets, and the resulting impact on the Company’s margins, revenues, and net income;
•the effects of general economic conditions, including a decline in demand for fuel, corporate payment services, travel related services, or healthcare related products and services;
•failure to implement new technologies and products;
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
•changes in interest rates, including those which we must pay for our deposits, and the rate of inflation;
•the effect of adverse financial conditions affecting the banking system;
•the failure to adequately safeguard custodial HSA assets;
•the failure of corporate investments to result in any anticipated economic or strategic value;
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
•the ability to incorporate artificial intelligence in our business successfully and ethically;
•limitations on or compression of interchange fees;
•the effects of the Company’s business expansion and acquisition efforts;
•the failure to achieve commercial and financial benefits as a result of our strategic minority equity investments;
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
•the impact of regulatory capital requirements and other regulatory requirements on the operations of WEX Bank or its ability to make payments to WEX Inc.;
•the possible dilution to the Company’s stockholders caused by the issuance of additional shares of common stock or equity-linked securities, whether as a result of the Company’s Convertible Notes or otherwise;

•the incurrence of impairment charges if the Company’s assessment of the fair value of certain of its reporting units changes;
•the uncertainties of litigation; as well as
•other risks and uncertainties identified in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on February 28, 2023 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed with the Securities and Exchange Commission on April 27, 2023, and subsequent filings with the Securities and Exchange Commission.
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

Adjusted free cash flow
A non-GAAP measure that is calculated as cash flows from operating activities, adjusted for net purchases of current investment securities, capital expenditures, the change in net deposits and Bank Term Funding Program borrowings, and certain other adjustments.

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

Amended and Restated Credit Agreement	Credit agreement entered into on July 1, 2016, as amended from time to time, by and among the Company and certain of its subsidiaries, as borrowers, and Bank of America, N.A., as administrative agent on behalf of the lenders, as amended and restated on April 1, 2021.
Average number of SaaS accounts	Represents the number of active consumer-directed health, COBRA, and billing accounts on our SaaS platforms
B2B	Business-to-Business
BTFP	The Federal Reserve Bank Term Funding Program, which provides liquidity to U.S. depository institutions
CODM	Chief Operating Decision Maker
Company	WEX Inc. and all entities included in the consolidated financial statements.
Convertible Notes	Convertible senior unsecured notes due on July 15, 2027 in an aggregate principal amount of $310.0 million with a 6.5 percent interest rate, issued July 1, 2020.
Corporate Cash	Calculated in accordance with the terms of our consolidated leverage ratio in the Company’s Amended and Restated Credit Agreement.
Discovery Benefits	Discovery Benefits, Inc., an employee benefits administrator
DSUs	Deferred Stock Units held by non-employee directors.
FDIC	Federal Deposit Insurance Corporation
Federal Reserve Bank Discount Window	Monetary policy that allows WEX to borrow funds on a short-term basis to meet temporary shortages of liquidity caused by internal or external disruptions.
GAAP	Generally Accepted Accounting Principles in the United States
HSA	Health Savings Account
LIBOR	London Interbank Offered Rate
NAV	Net Asset Value
Net interchange rate	Represents the percentage of the dollar value of each payment processing transaction that WEX records as revenue from merchants, less certain discounts given to customers and network fees.
Net late fee rate	Net late fee rate represents late fee revenue as a percentage of fuel purchased by fleets that have a payment processing relationship with WEX.
Net payment processing rate	The percentage of each payment processing $ of fuel that the Company records as revenue from merchants less certain discounts given to customers and network fees.
Operating cash flow	Net cash provided by (used for) operating activities
Operating interest	Interest expense incurred on the operating debt obtained to provide liquidity for the Company’s short-term receivables or used for investing purposes in fixed income debt securities.
Over-the-road	Typically, heavy trucks traveling long distances.
Payment processing $ of fuel	Total dollar value of the fuel purchased by fleets that have a payment processing relationship with WEX.
Payment processing transactions	Total number of purchases made by fleets that have a payment processing relationship with the Company where the Company maintains the receivable for the total purchase.
PO Holding	PO Holding, LLC, a wholly-owned subsidiary of WEX Inc. and the direct parent of WEX Health.
Processing costs	Expenses related to processing transactions, servicing customers and merchants and costs of goods sold related to hardware and other product sales.
Purchase volume	Purchase volume in the Corporate Payments segment represents the total dollar value of all WEX-issued transactions that use WEX corporate card products and virtual card products. Purchase volume in the Benefits segment represents the total dollar value of all transactions where interchange is earned by WEX.

Redeemable non-controlling interest	The portion of the U.S. Health business’ net assets owned by a non-controlling interest holder, SBI, prior to the March 7, 2022 acquisition of SBI’s remaining interest in PO Holding.
SaaS	Software-as-a-Service
SBI	SBI Investments, Inc., which is owned by State Bankshares, Inc., and was a minority interest holder in PO Holding, LLC., a subsidiary of WEX Inc. and the direct parent of WEX Health.

SEC	Securities and Exchange Commission
Segment adjusted operating income	A non-GAAP measure that adjusts operating income to exclude specified items that the Company’s management excludes in evaluating segment performance, including unallocated corporate expenses, acquisition-related intangible amortization and other acquisition and divestiture related items, debt restructuring costs, stock-based compensation, impairment charges and other costs.
Service fees	Costs incurred from third-party networks utilized to deliver payment solutions and other third-parties utilized in performing services directly related to generating revenue.
SOFR	Secured Overnight Financing Rate
Topic 606	ASC Section 606, Revenue from Contracts with Customers
Total volume	Includes purchases on WEX-issued accounts as well as purchases issued by others, but using a WEX platform.
UDFI	Utah Department of Financial Institutions
WEX	WEX Inc., unless otherwise indicated or required by the context
WEX Australia	WEX Card Holdings Australia Pty Ltd and its subsidiaries
WEX Bank	An industrial bank organized under the laws of the State of Utah, and wholly owned subsidiary of WEX, Inc.
WEX Europe Services	WEX Europe Service Limited, a European Mobility business
WEX Health	WEX Health, Inc., the Company’s healthcare technology and administration solutions provider/business.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
WEX INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues
Payment processing revenue	$300.5	$312.3	$588.6	$551.8
Account servicing revenue	152.9	137.6	313.6	277.6
Finance fee revenue	76.4	85.3	157.1	163.9
Other revenue	91.5	63.0	174.0	122.5
Total revenues	621.3	598.2	1,233.3	1,115.8
Cost of services
Processing costs	149.7	137.4	295.3	269.9
Service fees	17.9	14.9	36.2	30.6
Provision for credit losses	22.7	42.2	68.1	67.8
Operating interest	19.5	3.2	32.3	5.5
Depreciation and amortization	25.2	26.6	50.4	52.6
Total cost of services	235.0	224.3	482.3	426.5
General and administrative	106.2	83.5	195.1	162.1
Sales and marketing	78.9	80.4	158.8	154.4
Depreciation and amortization	41.8	38.9	83.4	79.3
Operating income	159.4	171.1	313.7	293.4
Financing interest expense	(42.4)	(31.8)	(80.8)	(61.5)
Change in fair value of contingent consideration	(1.2)	(88.2)	(3.0)	(104.8)
Net foreign currency loss	(0.2)	(19.4)	(1.6)	(14.4)
Net unrealized gain (loss) on financial instruments	2.2	16.9	(12.3)	66.7
Income before income taxes	117.8	48.6	216.0	179.4
Income tax expense	22.5	14.5	52.7	56.5
Net income	95.3	34.1	163.3	122.9
Less: Net income from non-controlling interests	—	—	—	0.3
Net income attributable to WEX Inc.	95.3	34.1	163.3	122.6
Change in value of redeemable non-controlling interest	—	—	—	34.2
Net income attributable to shareholders	$95.3	$34.1	$163.3	$156.9

Net income attributable to shareholders per share:
Basic	$2.22	$0.76	$3.80	$3.50
Diluted	$2.20	$0.76	$3.76	$3.47
Weighted average common shares outstanding:
Basic	42.9	44.8	43.0	44.9
Diluted	43.4	45.1	43.5	45.2
See notes to the unaudited condensed consolidated financial statements.

WEX INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$95.3	$34.1	$163.3	$122.9

Other comprehensive income (loss), net of tax:
Unrealized losses on available-for-sale debt securities	(29.9)	(42.1)	(7.7)	(93.7)
Foreign currency translation	5.5	(45.7)	6.3	(41.4)
Other comprehensive income (loss), net of tax	(24.4)	(87.8)	(1.4)	(135.2)

Comprehensive income (loss)	70.9	(53.7)	161.9	(12.3)
Less: Comprehensive income attributable to non-controlling interests	—	—	—	0.3
Comprehensive income (loss) attributable to WEX Inc.	$70.9	$(53.7)	$161.9	$(12.5)
See notes to the unaudited condensed consolidated financial statements.

WEX INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)
(unaudited)

	June 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$901.4	$922.0
Restricted cash	1,217.6	937.8
Accounts receivable, net	3,622.3	3,275.7
Investment securities	2,641.1	1,395.3
Securitized accounts receivable, restricted	138.1	143.2
Prepaid expenses and other current assets	184.1	143.3
Total current assets	8,704.6	6,817.1
Property, equipment and capitalized software (net of accumulated depreciation of $571.0 in 2023 and $529.9 in 2022)	222.2	202.2
Goodwill	2,728.2	2,728.9
Other intangible assets (net of accumulated amortization of $1,261.1 in 2023 and $1,173.2 in 2022)	1,393.8	1,473.6
Investment securities	48.0	48.0
Deferred income taxes, net	10.8	13.4
Other assets	240.4	246.0
Total assets	$13,348.0	$11,529.2
Liabilities and Stockholders’ Equity
Accounts payable	$1,506.7	$1,365.8
Accrued expenses and other current liabilities	733.5	643.9
Restricted cash payable	1,217.0	937.1
Short-term deposits	4,154.2	3,144.6
Short-term debt, net	723.0	202.6
Total current liabilities	8,334.4	6,294.1
Long-term debt, net	2,499.1	2,522.2
Long-term deposits	167.7	334.2
Deferred income taxes, net	131.6	142.2
Other liabilities	446.5	587.1
Total liabilities	11,579.3	9,879.7
Stockholders’ Equity
Common stock $0.01 par value; 175.0 shares authorized; 49.8 shares issued in 2023 and 49.6 in 2022; 42.9 shares outstanding in 2023 and 43.2 in 2022	0.5	0.5
Additional paid-in capital	981.3	928.0
Retained earnings	1,653.8	1,490.5
Accumulated other comprehensive loss	(307.7)	(306.3)
Treasury stock at cost; 6.9 and 6.3 shares in 2023 and 2022, respectively	(559.2)	(463.2)
Total stockholders’ equity	1,768.7	1,649.5
Total liabilities and stockholders’ equity	$13,348.0	$11,529.2

See notes to the unaudited condensed consolidated financial statements.

WEX INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)
(unaudited)

	Common Stock Issued		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2022	49.3	$0.5	$844.1	$1,289.1	$(122.5)	$(172.3)	$1,838.8
Stock issued under share-based compensation plans	0.2	—	0.8	—	—	—	0.8
Share repurchases for tax withholdings	—	—	(12.2)	—	—	—	(12.2)
Stock-based compensation expense	—	—	23.7	—	—	—	23.7
Unrealized loss on available-for-sale debt securities	—	—	—	—	(51.7)	—	(51.7)
Change in value of redeemable non-controlling interest, net of $3.5 million of tax expense	—	—	—	34.2	—	—	34.2
Foreign currency translation	—	—	—	—	4.3	—	4.3
Net income	—	—	—	88.5	—	—	88.5
Balance at March 31, 2022	49.4	$0.5	$856.3	$1,411.9	$(169.9)	$(172.3)	$1,926.5
Stock issued under share-based compensation plans	0.1	—	2.3	—	—	—	2.3
Share repurchases for tax withholdings	—	—	(3.1)	—	—	—	(3.1)
Purchase of shares of treasury stock	—	—	—	—	—	(80.6)	(80.6)
Stock-based compensation expense	—	—	24.9	—	—	—	24.9
Unrealized loss on available-for-sale debt securities	—	—	—	—	(42.1)	—	(42.1)
Foreign currency translation	—	—	—	—	(45.7)	—	(45.7)
Net income	—	—	—	34.1	—	—	34.1
Balance at June 30, 2022	49.5	$0.5	$880.5	$1,446.0	$(257.7)	$(252.9)	$1,816.4

Balance at January 1, 2023	49.6	$0.5	$928.0	$1,490.5	$(306.3)	$(463.2)	$1,649.5
Stock issued under share-based compensation plans	0.1	—	6.3	—	—	—	6.3
Share repurchases for tax withholdings	—	—	(8.8)	—	—	—	(8.8)
Stock-based compensation expense	—	—	25.3	—	—	—	25.3
Unrealized gain on available-for-sale debt securities	—	—	—	—	22.2	—	22.2
Purchase of shares of treasury stock	—	—	—	—	—	(92.8)	(92.8)
Foreign currency translation	—	—	—	—	0.8	—	0.8
Net income	—	—	—	68.0	—	—	68.0
Balance at March 31, 2023	49.7	$0.5	$950.8	$1,558.5	$(283.3)	$(556.0)	$1,670.5
Stock issued under share-based compensation plans	0.1	—	1.2	—	—	—	1.2
Share repurchases for tax withholdings	—	—	(6.6)	—	—	—	(6.6)
Purchase of shares of treasury stock	—	—	—	—	—	(3.2)	(3.2)
Stock-based compensation expense	—	—	35.9	—	—	—	35.9
Unrealized loss on available-for-sale debt securities	—	—	—	—	(29.9)	—	(29.9)
Foreign currency translation	—	—	—	—	5.5	—	5.5
Net income	—	—	—	95.3	—	—	95.3
Balance at June 30, 2023	49.8	$0.5	$981.3	$1,653.8	$(307.7)	$(559.2)	$1,768.7
See notes to the unaudited condensed consolidated financial statements.

WEX INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net income	$163.3	$122.9
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Change in fair value of contingent consideration	3.0	104.8
Stock-based compensation	61.2	48.6
Depreciation and amortization	133.8	132.0
Deferred tax benefit	(9.1)	(15.0)
Provision for credit losses	68.1	67.8
Other non-cash adjustments	16.7	(42.6)
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable and securitized accounts receivable	(412.2)	(1,701.3)
Prepaid expenses and other current and other long-term assets	(29.1)	(9.0)
Accounts payable	143.5	926.4
Accrued expenses and other current and long-term liabilities	(25.0)	37.3
Income taxes	(14.7)	6.8
Net cash provided by (used for) operating activities	99.5	(321.4)

Cash flows from investing activities
Purchases of property, equipment and capitalized software	(65.3)	(45.6)
Purchase of other investments	(5.0)	—
Purchases of available-for-sale debt securities	(1,362.0)	(594.5)
Sales and maturities of available-for-sale debt securities	114.4	29.4
Acquisition of intangible assets	(4.5)	—
Net cash used for investing activities	(1,322.4)	(610.7)

Cash flows from financing activities
Net activity from share-based compensation plans	(7.9)	(12.1)
Purchase of treasury shares	(104.0)	(80.6)
Net change in deposits	842.8	797.9
Net change in restricted cash payable	271.5	183.2
Net borrowings on other debt	21.0	59.4
Borrowings on revolving credit facility	1,402.1	1,273.1
Repayments on revolving credit facility	(1,398.1)	(1,212.5)
Repayments on term loans	(31.7)	(31.7)
Borrowings on BTFP	500.0	—
Payment of contingent consideration	(27.2)	—
Net cash provided by financing activities	1,468.5	976.7
Effect of exchange rates on cash, cash equivalents and restricted cash	13.6	(47.2)
Net change in cash, cash equivalents and restricted cash	259.2	(2.6)
Cash, cash equivalents and restricted cash, beginning of period(a)	1,859.8	1,256.8
Cash, cash equivalents and restricted cash, end of period(a)	$2,119.0	$1,254.3

The following table provides supplemental disclosure of non-cash investing and financing activities:

	Six Months Ended June 30,
	2023	2022
Capital expenditures incurred but not paid	$8.3	$7.1
Purchases of available-for-sale debt securities, unsettled as of period-end	3.6	25.8
Initial deferred liability from acquisition of remaining interest in PO Holding	—	216.6

(a) The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within our condensed consolidated balance sheets to amounts within our condensed consolidated statements of cash flows.

	Six Months Ended June 30,
	2023	2022
Cash and cash equivalents at beginning of period	$922.0	$588.9
Restricted cash at beginning of period	937.8	667.9
Cash, cash equivalents and restricted cash at beginning of period	$1,859.8	$1,256.8

Cash and cash equivalents at end of period	$901.4	$438.8
Restricted cash at end of period	1,217.6	815.5
Cash, cash equivalents and restricted cash at end of period	$2,119.0	$1,254.3

See notes to the unaudited condensed consolidated financial statements.

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Basis of Presentation
The accompanying condensed consolidated financial statements, which include the accounts of WEX Inc. and its wholly and majority-owned subsidiaries, have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10–Q and Rule 10–01 of Regulation S–X. Accordingly, they exclude certain disclosures required by GAAP for a complete set of financial statements. Unless the context suggests otherwise, references in this Quarterly Report on Form 10-Q to “WEX,” the “Company,” “we” or “our” refer to WEX Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
In the opinion of management, all adjustments considered necessary for a fair presentation in accordance with GAAP, which are of a normal recurring nature, have been included. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results for any future periods or the year ending December 31, 2023. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements that are included in the Company’s Annual Report on Form 10–K for the year ended December 31, 2022, filed with the SEC on February 28, 2023.
We have applied the same accounting policies in preparing these quarterly financial statements as we did in preparing our 2022 annual financial statements. The Company rounds amounts in the condensed consolidated financial statements to millions and calculates all percentages and per-share data from underlying whole-dollar amounts. Thus, certain amounts may not foot, crossfoot or recalculate based on reported numbers due to rounding. We have included certain terms and abbreviations used throughout this Quarterly Report on Form 10-Q within “Acronyms and Abbreviations” in the front of this document.
In connection with a rebranding initiative, during the first quarter of 2023 the Company renamed its existing reportable segments. The Fleet Solutions segment was renamed to Mobility, the Travel and Corporate Solutions segment was renamed to Corporate Payments and the Health and Employee Benefits Solutions segment was renamed to Benefits. These notes to the condensed consolidated financial statements incorporate these changes. There were no changes to the composition of our reportable segments.
Reclassifications
Beginning December 31, 2022, within the condensed consolidated statements of cash flows, accrued expenses are combined with other current and long-term liabilities within cash flows from operating activities and the change in restricted cash payable is presented separately. The change in restricted cash payable, which had previously been presented within cash flows from operating activities, is reflected within cash flows from financing activities. Prior period amounts have been reclassified to conform to the current period presentation, which includes the reclassification of restricted cash payable inflows of $183.2 million from operating cash flows to financing cash flows for the six months ended June 30, 2022.

2.	Significant Accounting Policies
Significant Accounting Policies
The significant accounting policies used in preparation of these condensed consolidated financial statements as of and for the six months ended June 30, 2023, are consistent with those discussed in “Note 1, Basis of Presentation and Summary of Significant Accounting Policies” to the consolidated financial statements in our 2022 Annual Report.
Recent Accounting Pronouncements
There are no recent accounting pronouncements adopted during the six months ended June 30, 2023, or not yet adopted as of June 30, 2023, that could have a material effect on our financial statements.

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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
The following tables disaggregate the Company’s consolidated revenues, substantially all of which relate to services transferred to the customer over time:

	Three Months Ended June 30, 2023
(In millions)	Mobility	Corporate Payments	Benefits	Total
Topic 606 revenues
Payment processing revenue	$172.2	$104.7	$23.6	$300.5
Account servicing revenue	4.5	10.6	101.5	116.6
Other revenue	21.2	—	6.2	27.4
Total Topic 606 revenues	$197.9	$115.3	$131.3	$444.5
Non-Topic 606 revenues	142.2	6.6	27.9	176.7
Total revenues	$340.2	$121.9	$159.2	$621.3

	Three Months Ended June 30, 2022
(In millions)	Mobility	Corporate Payments	Benefits	Total
Topic 606 revenues
Payment processing revenue	$202.4	$88.6	$21.3	$312.3
Account servicing revenue	4.6	10.4	83.4	98.3
Other revenue	22.2	0.1	8.4	30.7
Total Topic 606 revenues	$229.2	$99.1	$113.1	$441.3
Non-Topic 606 revenues	150.1	1.3	5.5	156.9
Total revenues	$379.2	$100.4	$118.6	$598.2

	Six Months Ended June 30, 2023
(In millions)	Mobility	Corporate Payments	Benefits	Total
Topic 606 revenues
Payment processing revenue	$343.7	$194.8	$50.1	$588.6
Account servicing revenue	8.9	21.2	211.3	241.4
Other revenue	44.5	—	14.0	58.5
Total Topic 606 revenues	$397.1	$216.0	$275.4	$888.5
Non-Topic 606 revenues	285.4	10.7	48.7	344.8
Total revenues	$682.5	$226.7	$324.1	$1,233.3

	Six Months Ended June 30, 2022
(In millions)	Mobility	Corporate Payments	Benefits	Total
Topic 606 revenues
Payment processing revenue	$354.3	$153.7	$43.8	$551.8
Account servicing revenue	8.9	21.2	170.1	$200.2
Other revenue	42.2	0.4	16.4	59.0
Total Topic 606 revenues	$405.3	$175.2	$230.4	$811.0
Non-Topic 606 revenues	293.0	2.4	9.4	304.8
Total revenues	$698.4	$177.7	$239.7	$1,115.8

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

(In millions)
Contract balance	Location on the condensed consolidated balance sheets	June 30, 2023	December 31, 2022
Receivables[1]	Accounts receivable, net	$24.2	$53.6
Contract assets	Prepaid expenses and other current assets	24.5	13.6
Contract assets	Other assets	36.2	37.9
Contract liabilities	Accrued expenses and other current liabilities	10.8	8.1
Contract liabilities	Other liabilities	84.1	87.0
1 The significant decrease in receivables is due to the sale of certain accounts receivable invoices under a receivable securitization facility, which is described more fully within Note 11, Off-Balance Sheet Arrangements.

During the three and six months ended June 30, 2023, the Company recognized revenue of $0.9 million and $2.6 million, respectively, related to contract liabilities existing as of December 31, 2022.

Remaining Performance Obligations
The Company’s unsatisfied or partially unsatisfied performance obligations as of June 30, 2023 represent the remaining minimum monthly fees on a portion of contracts across the lines of business, deferred revenue associated with stand ready payment processing obligations and contractually obligated professional services yet to be provided by the Company. The total remaining performance obligations below are not indicative of the Company’s future revenue, as they relate to a small portion of the Company’s operations.
The following table includes revenue expected to be recognized related to remaining performance obligations at the end of the reporting period.

(In millions)	Remaining 2023	2024	2025	2026	2027	2028	Thereafter	Total
Minimum monthly fees[1]	$30.9	$34.9	$16.8	$5.9	$4.2	$2.8	$0.8	$96.2
Other[2]	3.8	12.6	23.6	33.0	40.8	5.9	—	119.7
Total remaining performance obligations	$34.7	$47.5	$40.3	$38.9	$45.0	$8.7	$0.8	$216.0
1 The transaction price allocated to the remaining performance obligations represents the minimum monthly fees on certain service contracts, which contain substantive termination penalties that require the counterparty to pay the Company for the aggregate remaining minimum monthly fees upon an early termination for convenience.
2 Substantially represents deferred revenue and contractual minimums associated with payment processing service obligations. Consideration associated with certain relationships is variable and the measurement and estimation of contract consideration is contingent upon payment processing volumes and maintaining volume shares, among others.

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

4.	Acquisitions and Other Investments
Acquisitions
On January 3, 2023, the Company completed its acquisition of 100 percent of the equity of a newly formed Indian entity, created to carve out the workforce of an existing computer software design and development business. In exchange for total consideration of $6.0 million, the Company acquired an assembled workforce of approximately 180 employees and miscellaneous other assets. This assembled workforce represents additional resources to advance our technological capabilities and service offerings to our customers. Consideration of $4.5 million was payable upon the closing date, with up to $1.5 million payable within eighteen months following the acquisition date, dependent on the calculation of employee attrition as defined per the share purchase agreement. This acquisition has been accounted for as an asset acquisition, resulting in the capitalization of a workforce intangible asset of $8.1 million, inclusive of a $2.1 million gross up resulting from the recognition of a deferred tax liability related to the acquisition date difference between the assigned value of the intangible asset and its tax basis. The workforce intangible asset has an estimated useful life of 4.0 years. Acquisition costs were immaterial.
Other Investments
During the three and six months ended June 30, 2023, the Company made minority equity investments in EV-focused companies totaling $5.0 million, over which we do not exert significant influence. Due to the lack of a readily determinable fair value, these investments will be measured at cost less any impairment until a specific remeasurement event occurs. The equity investments are recorded within other assets on our condensed consolidated balance sheets.

5.	Accounts Receivable, Net
Accounts receivable consists of amounts billed to and due from customers across a wide range of industries and other third parties. The Company often extends short-term credit to cardholders by paying the merchant for the purchase price less the fees it retains and records as revenue, then subsequently collecting the total purchase price from the cardholder. The Company also extends revolving credit to certain small fleets. The Company had approximately $152.1 million and $157.8 million in gross receivables with revolving credit balances as of June 30, 2023 and December 31, 2022, respectively.

The allowance for accounts receivable consists of reserves for both credit and fraud losses, reflecting management’s current estimate of uncollectible balances on its accounts receivable. The following tables present changes in the accounts receivable allowances by portfolio segment:

	Three Months Ended June 30, 2023
(In millions)	Mobility	Corporate Payments	Benefits	Total
Balance, beginning of period	$102.3	$14.4	$1.1	$117.8
Net provision for credit losses[1]	21.5	1.0	0.2	22.7
Charges to other accounts[2]	7.5	—	—	7.5
Charge-offs	(41.3)	(0.9)	—	(42.2)
Recoveries of amounts previously charged-off	6.2	—	—	6.2
Currency translation	—	—	—	—
Balance, end of period	$96.2	$14.5	$1.3	112.0

	Three Months Ended June 30, 2022
(In millions)	Mobility	Corporate Payments	Benefits	Total
Balance, beginning of period	$63.9	$11.6	$0.7	$76.3
Provision for credit losses[1]	42.4	(0.7)	0.5	42.2
Charges to other accounts[2]	10.2	0.2	—	10.4
Charge-offs	(29.5)	(0.2)	(0.1)	(29.8)
Recoveries of amounts previously charged-off	2.8	—	—	2.8
Currency translation	(0.7)	(0.5)	—	(1.2)
Balance, end of period	$89.2	$10.4	$1.0	$100.6

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Six Months Ended June 30, 2023
(In millions)	Mobility	Corporate Payments	Benefits	Total
Balance, beginning of period	$94.6	$14.4	$0.8	$109.8
Provision for credit losses[1]	66.3	1.4	0.4	68.1
Charges to other accounts[2]	15.3	—	0.1	15.4
Charge-offs	(90.7)	(1.5)	—	(92.2)
Recoveries of amounts previously charged-off	10.7	—	—	10.7
Currency translation	—	0.2	—	0.2
Balance, end of period	$96.2	$14.5	$1.3	$112.0

	Six Months Ended June 30, 2022
(In millions)	Mobility	Corporate Payments	Benefits	Total
Balance, beginning of period	$55.8	$9.9	$0.6	$66.3
Provision for credit losses[1]	65.7	1.4	0.7	67.8
Charges to other accounts[2]	18.6	0.2	(0.1)	18.7
Charge-offs	(55.3)	(0.4)	(0.3)	(56.0)
Recoveries of amounts previously charged-off	5.2	—	—	5.2
Currency translation	(0.8)	(0.7)	—	(1.4)
Balance, end of period	$89.2	$10.4	$1.0	$100.6
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
Concentration of Credit Risk
The receivables portfolio primarily consists of a large group of homogeneous balances across a wide range of industries, which are collectively evaluated for impairment. No individual customer had a receivable balance representing 10 percent or more of the outstanding receivables balance at June 30, 2023 or December 31, 2022. The following table presents the outstanding balance of trade accounts receivable that are less than 30 and 60 days past due, shown in each case as a percentage of total trade accounts receivable:

Delinquency Status	June 30, 2023	December 31, 2022
Less than 30 days past due	99%	98%
Less than 60 days past due	99%	99%

6.	Repurchases of Common Stock
Under share buyback plans authorized by our board of directors from time to time, the Company may repurchase up to specified dollar values of shares of its common stock through open market purchases, privately negotiated transactions, block trades or otherwise.
During the six months ended June 30, 2023, the Company repurchased 0.5 million shares pursuant to a repurchase program, an insignificant number of which were repurchased during the three months ended June 30, 2023. The total repurchases were recorded as treasury stock of $96.0 million in our condensed consolidated balance sheet. Such cost reflects the applicable one percent excise tax imposed by the Inflation Reduction Act of 2022 on the net value of certain stock repurchases made after December 31, 2022. During the three and six months ended June 30, 2022, the Company repurchased 0.5 million shares pursuant to a repurchase program, which was recorded as treasury stock of $80.6 million in our condensed consolidated balance sheet.

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
The following table summarizes net income attributable to shareholders and reconciles basic and diluted shares outstanding used in the earnings per share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022

Net income attributable to shareholders	$95.3	$34.1	$163.3	$156.9

Weighted average common shares outstanding – Basic	42.9	44.8	43.0	44.9
Dilutive impact of share-based compensation awards[1]	0.5	0.3	0.5	0.4
Weighted average common shares outstanding – Diluted [2]	43.4	45.1	43.5	45.2
1 For the three and six months ended June 30, 2023, 0.5 million of outstanding share-based compensation awards were excluded from the computation of diluted earnings per share under the treasury stock method, as the effect of including those shares would be anti-dilutive. During the three and six months ended June 30, 2022, 0.7 million and 0.6 million of outstanding share-based compensation awards, respectively, were excluded from the computation of diluted earnings per share under the treasury stock method, as the effect of including those shares would be anti-dilutive.
2 It is the Company’s current intention to settle all conversions of the Convertible Notes in shares of the Company’s common stock. Under the “if-converted” method, approximately 1.6 million shares of the Company’s common stock associated with the assumed conversion of the Convertible Notes as of the beginning of the period have been excluded from diluted shares outstanding for the three and six months ended June 30, 2023 and 2022 as the effect of including such shares would be anti-dilutive. For further information regarding the Convertible Notes, see Note 10, Financing and Other Debt.

8.	Derivative Instruments
The Company is exposed to certain market risks relating to its ongoing business operations. From time to time, the Company enters into derivative instrument arrangements to manage various risks including interest rate risk.
Interest rate swap contracts
The Company has entered into interest rate swap contracts to manage the interest rate risk associated with its outstanding variable-interest rate borrowings. Such contracts are intended to economically hedge the reference rate component of future interest payments associated with outstanding borrowings under the Company’s Amended and Restated Credit Agreement.
On April 26, 2023, the Company’s existing interest rate swap contracts were amended primarily to change the floating rate index from the one-month USD LIBOR to the one-month Term SOFR. In conjunction with the amendments to the floating rate index, the fixed interest rates payable by WEX under the contracts were also adjusted. There were no changes to notional amounts or maturity dates as a result of these amendments.
A summary of the Company’s amended interest rate swap contracts with a collective notional amount of $1.1 billion outstanding as of June 30, 2023 is as follows:

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Contract Inception	Contract End	Fixed Interest Rates Payable by WEX (prior to amendment)[1]	Fixed Interest Rates Payable by WEX (post amendment)	Notional Amount (in millions)
March 2020	December 2023	1.862%	1.789%[2]	$200.0
May 2021	May 2024	0.435%	0.459%[3]	$150.0
May 2021	May 2024	0.440%	0.367%[2]	$150.0
May 2021	May 2025	0.678%	0.648%[2]	$300.0
May 2021	May 2026	0.909%	0.836%[2]	$150.0
May 2021	May 2026	0.910%	0.883%[2]	$150.0
1 Counterparties paid floating rate equal to the one-month USD LIBOR.
2 Counterparties pay floating rate equal to the one-month USD-SOFR CME Term.
3 Counterparty pays floating rate equal to the one-month USD-SOFR CME Term, plus a spread of 0.114 percent.
The following table presents information on the location and amounts of interest rate swap gains and losses:

(In millions)		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives Not Designated as Hedging Instruments	Location of (Loss) Gain Recognized in the Condensed Consolidated Statement of Operations	2023	2022	2023	2022
Interest rate swap contracts – unrealized portion	Net unrealized gain (loss) on financial instruments	$2.4	$17.8	$(12.5)	$68.9
Interest rate swap contracts – realized portion	Financing interest expense	$11.5	$(3.0)	$23.8	$(8.9)
Derivative instruments and their related gains and losses are reported within cash flows from operating activities within the condensed consolidated statements of cash flows. See Note 13, Financial Instruments − Fair Value and Concentrations of Credit Risk, for more information regarding the valuation of the Company’s derivatives.

9.	Deposits
WEX Bank’s regulatory status enables it to raise capital to fund the Company’s working capital requirements by issuing deposits, subject to FDIC rules governing minimum financial ratios. See Note 19, Supplementary Regulatory Capital Disclosure, for further information concerning these FDIC requirements.
WEX Bank accepts its deposits through certain customers as required collateral for credit that has been extended (“customer deposits”) and contractual arrangements for brokered and non-brokered certificate of deposit and money market deposit products. Additionally, WEX Bank holds deposits for the benefit of WEX Inc.’s HSA customers subject to the terms of a deposit agreement.
Customer deposits are generally non-interest bearing, certificates of deposit are issued at fixed rates, money market deposits are issued at both fixed and variable interest rates based on the Federal Funds rate and HSA deposits are issued at rates as defined within the consumer account agreements.
The following table presents the composition of deposits, which are classified as short-term or long-term based on their contractual maturities:

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

(In millions)	June 30, 2023	December 31, 2022
Customer deposits	$145.4	$146.7
Contractual deposits with maturities within 1 year[1,2]	863.3	770.7
Interest-bearing money market deposits[1]	375.5	157.2
HSA deposits[3]	2,770.0	2,070.0
Short-term contractual deposits	$4,154.2	$3,144.6
Contractual deposits with maturities greater than 1 year and less than 5 years[1,2]	167.7	334.2
Total deposits	$4,321.9	$3,478.8

Weighted average cost of HSA deposits outstanding	0.11%	0.04%
Weighted average cost of funds on contractual deposits outstanding	3.25%	1.48%
Weighted average cost of interest-bearing money market deposits outstanding	5.24%	4.45%
1 As of June 30, 2023 and December 31, 2022, all certificates of deposit and money market deposits were in denominations of $250,000 or less, corresponding to FDIC deposit insurance limits.
2 Includes certificates of deposit and certain money market deposits, which have a fixed maturity and substantially fixed interest rates.
3 HSA deposits are recorded within short-term deposits on the condensed consolidated balance sheets as the funds can be withdrawn by the account holders at any time.

10.	Financing and Other Debt
The following tables summarize the Company’s total outstanding debt as of June 30, 2023 and December 31, 2022.

	As of June 30, 2023		As of December 31, 2022
(In millions)	Balance Outstanding	Interest Rate	Balance Outstanding	Interest Rate
Short term debt:
Securitized debt	$95.9	5.36%	$110.6	3.83%
Participation debt	53.9	7.48%	39.0	6.64%
Borrowed federal funds	520.2	5.39%	—	—%
Current portion of long-term debt (net of $10.3 million in unamortized debt issuance costs/discounts)	53.0	**	53.1	**
Total short term debt, net	$723.0		$202.6

** Provided for the total Amended and Restated Credit Agreement borrowings below.

	Balance Outstanding at:
(In millions)	June 30, 2023	December 31, 2022
Long-term debt:
Amended and Restated Credit Agreement:
Tranche A Term Loans due April 2026[1]	$868.4	$892.8
Tranche B Term Loans due April 2028[2]	1,409.5	1,416.8
Borrowings on Revolving Credit Facility due April 2026[1]	4.0	—
Total borrowings under the Amended and Restated Credit Agreement[3]	2,281.9	2,309.6
6.5% Convertible Notes due July 2027	310.0	310.0
Total long-term debt[4]	2,591.9	2,619.6
Less total unamortized debt issuance costs/discounts	(39.8)	(44.3)
Less current portion of long-term debt (net of 10.3 million in unamortized debt issuance costs/discounts)	(53.0)	(53.1)
Long-term debt, net	$2,499.1	$2,522.2

1 Bears interest at variable rates, at the Company’s option, plus an applicable margin determined based on the Company’s consolidated leverage ratio. Borrowings under the Revolving Credit Facility are classified as long-term given they can generally be rolled forward with interest rate resets through maturity.
2 Bears interest at variable rates, at the Company’s option, plus an applicable margin, which is fixed at 1.25 percent for base rate borrowings and 2.25 percent with respect to Term SOFR borrowings.

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

3 As of June 30, 2023 and December 31, 2022, amounts outstanding under the Amended and Restated Credit Agreement bore a weighted average effective interest rate of 7.3 percent and 6.4 percent, respectively. The Company maintains interest rate swap contracts to manage the interest rate risk associated with its outstanding variable-interest rate borrowings. See Note 8, Derivative Instruments for further discussion.
4 See Note 13, Financial Instruments − Fair Value and Concentrations of Credit Risk for information regarding the fair value of the Company’s debt.

(In millions)	June 30, 2023	December 31, 2022
Supplemental information under Amended and Restated Credit Agreement:
Letters of credit[1]	$33.1	$31.1
Remaining borrowing capacity on Revolving Credit Facility[2]	$892.9	$898.9
1 Primarily collateralizing Corporate Payments processing activity.
2 Contingent on maintaining compliance with the financial covenants as defined in the Company’s Amended and Restated Credit Agreement. The Company pays a quarterly commitment fee at a rate per annum ranging from 0.25 percent to 0.50 percent of the daily unused portion of the Revolving Credit Facility (which was 0.30 percent at both June 30, 2023 and December 31, 2022) determined based on the Company’s consolidated leverage ratio.

Amended and Restated Credit Agreement
As part of the Amended and Restated Credit Agreement, we have senior secured tranche A term loans (the “Tranche A Term Loans”), senior secured tranche B term loans (the “Tranche B Term Loans”) and revolving credit commitments in an aggregate amount of $930.0 million under the Company’s secured revolving credit facility (the “Revolving Credit Facility”).
On April 24, 2023, the Company’s Amended and Restated Credit Agreement was further amended solely for the purpose of replacing the current reference rate with the USD LIBOR successor rate, SOFR (including an applicable credit spread adjustment). No other substantive changes were made to the Amended and Restated Credit Agreement as part of this amendment.
Convertible Notes

The Company has issued Convertible Notes to an affiliate of Warburg Pincus LLC (together with its affiliate, “Warburg Pincus”). For additional information regarding the Company’s Convertible Notes, including their conversion, redemption and settlement features, see Part II - Item 8 - Note 16, Financing and Other Debt, in our Annual Report on Form 10-K for the year ended December 31, 2022.

As of both June 30, 2023 and December 31, 2022, the Convertible Notes had an effective interest rate of 7.5 percent. As of June 30, 2023 and December 31, 2022, unamortized debt issuance costs and debt discount were $11.4 million and $12.7 million, respectively. The following table sets forth total interest expense recognized for the Convertible Notes:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Interest on 6.5 percent coupon	$5.0	$5.0	$10.1	$10.1
Amortization of debt discount and debt issuance costs	0.6	0.6	1.2	1.1
	$5.6	$5.6	$11.3	$11.2

Debt Securitization Facilities

The Company is party to two securitized debt agreements with MUFG Bank, Ltd., both through April 2024. Under the terms of these agreements, each month on a revolving basis, the Company sells certain of its Australian and European receivables to bankruptcy-remote subsidiaries consolidated by the Company, which in turn use the receivables as collateral to issue securitized debt. Amounts collected on the securitized receivables are restricted to pay the securitized debt and are not available for general corporate purposes. The Company pays interest on the outstanding balance of the securitized debt based on variable interest rates plus an applicable margin.

Participation Debt
From time to time, WEX Bank enters into participation agreements with third-party banks to fund customers’ balances that exceed WEX Bank’s lending limit to individual customers. Associated unsecured borrowings generally carry a variable

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

interest rate set according to an applicable reference rate plus a margin, which ranged from 2.25 percent to 2.50 percent as of June 30, 2023 and December 31, 2022. As of June 30, 2023, the Company had three outstanding participation agreements totaling $70.0 million, which expire at various points up to May 2024, unless otherwise agreed to in writing by the parties.

Borrowed Federal Funds
WEX Bank borrows from short-term uncommitted federal funds lines to supplement the financing of the Company’s accounts receivable. WEX Bank had $20.0 million in outstanding borrowings under these federal funds lines of credit as of June 30, 2023 and no borrowings as of December 31, 2022.
As of June 30, 2023, WEX Bank had $500.0 million in outstanding borrowings from the Federal Reserve’s Bank Term Funding Program (BTFP). The borrowing is due in June of 2024 with an interest rate of 5.39%. At June 30, 2023, debt securities with a par value of $575.1 million and fair value of $518.4 million were pledged as collateral.
As of June 30, 2023, WEX Bank pledged $236.2 million of fleet customer receivables held by WEX Bank to the Federal Reserve Bank as collateral for potential borrowings through the Federal Reserve Bank Discount Window. Amounts that can be borrowed are based on the amount of collateral pledged and was $182.2 million as of June 30, 2023. WEX Bank had no borrowings outstanding on this line of credit through the Federal Reserve Bank Discount Window as of June 30, 2023 and December 31, 2022.

11.	Off-Balance Sheet Arrangements
WEX Europe Services and WEX Bank Accounts Receivable Factoring
WEX Europe Services and WEX Bank are each party to separate accounts receivable factoring arrangements with unrelated third-party financial institutions to sell certain of their accounts receivable balances. Each subsidiary continues to service these receivables post-transfer with no participating interest. The Company obtained true-sale opinions from independent attorneys, stating that each respective factoring agreement provides legal isolation upon bankruptcy or receivership under local law. As such, transfers under these arrangements are treated as a sale and are accounted for as a reduction in trade accounts receivable because effective control of the receivables is transferred to the buyers. Proceeds received, which are recorded net of applicable costs or negotiated discount rates, are recorded in operating activities in the condensed consolidated statements of cash flows. Losses on factoring, which were $2.6 million and $4.5 million for the three and six months ended June 30, 2023 and immaterial for the same periods in 2022, are recorded within cost of services in the condensed consolidated statements of operations.
The WEX Europe Services agreement automatically renews each January 1 unless either party gives not less than 90 days written notice of their intention to withdraw. Under this agreement, accounts receivable are sold without recourse to the extent that the customer balances are maintained at or below the credit limit established by the buyer. The Company maintains the risk of default on any customer receivable balances in excess of the buyer’s credit limit, which were immaterial as of June 30, 2023. The Company sold $142.9 million and $283.4 million of accounts receivable during the three and six months ended June 30, 2023, respectively, and sold $159.6 million and $304.6 million of accounts receivable during the three and six months ended June 30, 2022, respectively, under this arrangement.
The WEX Bank agreement extends through July 2023, after which the agreement can be renewed for successive one-year periods assuming WEX Bank provides advance written notice that is accepted by the purchaser. The Company sold $3.3 billion and $5.2 billion of trade accounts receivable during the three and six months ended June 30, 2023 and $1.6 billion and $2.4 billion during the three and six months ended June 30, 2022, respectively, under this arrangement.
Benefits Securitization
In April 2023, WEX Health, through a wholly-owned special purpose entity (“SPE”), entered into a receivable securitization facility with an unrelated financial institution. Under the facility, WEX Health sells eligible trade accounts receivables to the SPE, which is a bankruptcy-remote subsidiary. The receivables, once sold to the SPE, are no longer available to satisfy creditors of the Company or its subsidiaries in the event of bankruptcy.

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

In turn, the SPE sells undivided ownership interests in certain of these receivables to the financial institution in exchange for cash equal to the gross receivables transferred. The receivables sold are fully guaranteed by the SPE, which also pledges any unsold receivables as collateral for such obligation.
While WEX Health continues to service the receivables sold to the financial institution under the facility, WEX does not retain effective control of the transferred receivables, derecognizes the assets and accounts for these transfers as sales. The revolving limit of the facility is $35.0 million, with an initial term through April 2026, which can be extended for an additional period of up to three years. The SPE can voluntarily terminate the facility at any time, subject to 30 days’ notice. The SPE pays interest on the amount funded by the financial institution based on variable interest rates, which is reflected within operating interest on the condensed consolidated statements of operations.
The third-party financial institution has a first priority security interest in all assets of the SPE, and the SPE has not granted a security interest to any other parties. In addition, WEX Inc. has provided a performance guarantee to the third-party financial institution with respect to WEX Health’s obligations as originator and servicer under the facility.
The Company sold approximately $82.2 million of receivables under the securitization facility for the three and six months ended June 30, 2023.
Non-Bank Custodial HSA Cash Assets
As a non-bank custodian, we contract with depository partners to hold custodial cash assets on behalf of individual account holders. As of June 30, 2023 and December 31, 2022, we were custodian to approximately $3.8 billion and $3.45 billion in HSA cash assets, respectively. Of these custodial balances, $1.1 billion and $1.4 billion at June 30, 2023 and December 31, 2022, respectively, were deposited with or managed by certain third-party partners and not recorded on our condensed consolidated balance sheets. Such third-party depository partners are regularly monitored by management for stability. The remaining balances of $2.8 billion and $2.1 billion in HSA assets as of June 30, 2023 and December 31, 2022, respectively, are deposited with and managed by WEX Bank and are therefore reflected on our condensed consolidated balance sheets. See Note 9, Deposits, for further information about HSA deposits recorded on our condensed consolidated balance sheets.

12.	Investment Securities
The Company’s amortized cost and estimated fair value of investment securities as of June 30, 2023 and December 31, 2022 are presented below. Accrued interest on investment securities of $21.4 million and $9.3 million, respectively, as of June 30, 2023 and December 31, 2022, is excluded from total investment securities and recorded within prepaid expenses and other current assets on the condensed consolidated balance sheets.

(In millions)	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses	Fair Value[1]
As of June 30, 2023
Current:
Debt securities:
U.S. treasury notes	$405.8	—	40.1	365.7
Corporate debt securities	928.8	0.7	52.6	876.9
Municipal bonds	69.8	0.1	6.2	63.7
Asset-backed securities	515.7	0.6	10.7	505.6
Mortgage-backed securities	869.1	0.1	40.0	829.2
Total	$2,789.2	$1.5	$149.6	$2,641.1

Non-current:
Debt securities[3]	$15.1	$—	$0.9	$14.2
Mutual fund	28.7	—	3.9	24.8
Pooled investment fund	9.0	—	—	9.0
Total	$52.8	$—	$4.8	$48.0
Total investment securities[2]	$2,842.0	$1.5	$154.4	$2,689.1

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

(In millions)	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses	Fair Value[1]
As of December 31, 2022
Current:
Debt securities:
U.S. treasury notes	$405.7	$—	$41.7	$364.1
Corporate debt securities	547.2	0.2	49.5	497.8
Municipal bonds	53.0	—	8.0	45.0
Asset-backed securities	199.8	—	9.1	190.7
Mortgage-backed securities	330.4	—	32.7	297.7
Total	$1,536.1	$0.2	$141.1	$1,395.3

Non-current:
Debt securities[3]	$15.2	$0.1	$0.7	$14.5
Mutual fund	28.4	—	3.9	24.5
Pooled investment fund	9.0	—	—	9.0
Total	$52.6	$0.1	$4.7	$48.0
Total investment securities[2]	$1,588.7	$0.3	$145.8	$1,443.3
1 The Company’s methods for measuring the fair value of its investment securities are discussed in Note 13, Financial Instruments − Fair Value and Concentrations of Credit Risk.
2 Excludes $13.0 million and $11.1 million in equity securities as of June 30, 2023 and December 31, 2022, respectively, included in prepaid expenses and other current assets and other assets on the condensed consolidated balance sheets.
3 Substantially comprised of municipal bonds.

The following table presents estimated fair value and gross unrealized losses of debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by security category. There are no expected credit losses that have been recorded against our investment securities as of June 30, 2023 and December 31, 2022.

	As of June 30, 2023
	Less than one year		One year or longer		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment-grade rated debt securities:
U.S. treasury notes	$68.9	$3.9	$296.9	$36.2	$365.8	$40.1
Corporate debt securities	391.6	11.9	411.0	40.7	802.6	52.6
Municipal bonds	39.1	1.0	28.0	6.1	67.1	7.1
Asset-backed securities	321.1	4.5	123.7	6.2	444.8	10.7
Mortgage-backed securities	675.1	19.3	142.9	20.7	818.0	40.0
Total debt securities	$1,495.8	$40.6	$1,002.5	$109.9	$2,498.3	$150.5

	As of December 31, 2022
	Less than one year		One year or longer		Total
Investment-grade rated debt securities:
U.S. treasury notes	$123.7	$12.5	$240.4	$29.2	$364.1	$41.7
Corporate debt securities	196.9	15.1	289.9	34.4	486.8	49.5
Municipal bonds	28.1	3.8	19.1	5.0	47.2	8.8
Asset-backed securities	117.7	4.3	70.2	4.8	187.9	9.1
Mortgage-backed securities	198.1	16.4	96.5	16.3	294.6	32.7
Total debt securities	$664.4	$52.2	$716.1	$89.7	$1,380.5	$141.8

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The above table includes 503 investment positions at June 30, 2023, where the current fair value is less than the related amortized cost. Unrealized losses on the Company’s debt securities included in the above table are not considered to be credit-related based upon an analysis that considered the extent to which the fair value is less than the amortized basis of a security, adverse conditions specifically related to the security, changes to credit rating of the instrument subsequent to Company purchase, and the strength of the underlying collateral, if any. Additionally, the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases.
The following table summarizes the contractual maturity dates of the Company’s debt securities.

	June 30, 2023
(In millions)	Amortized Cost	Fair Value
Due within one year	$56.9	$55.6
Due after 1 year through year 5	612.1	565.5
Due after 5 years through year 10	771.0	719.3
Due after 10 years	1,364.3	1,314.9
Total	$2,804.3	$2,655.3

Changes in the fair value of the Company’s equity securities are recognized within net unrealized gain (loss) on financial instruments on the condensed consolidated statements of operations. During the three and six months ended June 30, 2023 and 2022, unrealized gains and losses recognized on equity securities still held as of June 30, 2023 and 2022 were immaterial.

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

13.	Financial Instruments − Fair Value and Concentrations of Credit Risk
Financial Instruments Measured at Fair Value on a Recurring Basis
The following table presents the Company’s financial instruments that are measured at fair value on a recurring basis, as classified within the three-level fair value hierarchy:

(In millions)	Fair Value Hierarchy	June 30, 2023	December 31, 2022
Assets:
Money market mutual funds[1]	1	$43.6	$35.1

Investment securities, current:
Debt securities:
U.S. treasury notes	2	$365.7	$364.1
Corporate debt securities	2	876.9	497.8
Municipal bonds	2	63.7	45.0
Asset-backed securities	2	505.6	190.7
Mortgage-backed securities	2	829.2	297.7
Total		$2,641.1	$1,395.3

Investment securities, non-current:
Debt securities	2	$14.2	$14.5
Mutual fund	1	24.8	24.5
Pooled investment fund measured at NAV[2]		9.0	9.0
Total		$48.0	$48.0

Executive deferred compensation plan trust[3]	1	$13.0	$11.1
Interest rate swaps[4]	2	$68.9	$81.4

Liabilities
Contingent consideration[5]	3	$180.7	$206.4
1 The fair value is recorded in cash and cash equivalents.
2 The fair value of this security is measured at NAV as a practical expedient and has not been classified within the fair value hierarchy. The amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the condensed consolidated balance sheets.
3 The fair value is recorded as current or long-term based on the timing of the Company’s executive deferred compensation plan payment obligations. At June 30, 2023, $1.6 million and $11.4 million in fair value is recorded within prepaid expenses and other current assets and other assets, respectively. At December 31, 2022, $1.9 million and $9.2 million in fair value is recorded within prepaid expenses and other current assets and other assets, respectively.
4 The fair value is recorded as current or long-term depending on the timing of expected discounted cash flows. At June 30, 2023, $43.5 million and $25.4 million in fair value is recorded in prepaid expenses and other current assets and other assets, respectively. At December 31, 2022, $45.3 million and $36.1 million in fair value is recorded within prepaid expenses and other current assets and other assets, respectively.
5 The fair value is recorded as current or long-term based on the timing of expected payments. At June 30, 2023, $58.3 million and $122.4 million in fair value is recorded within accrued expenses and other current liabilities and other liabilities, respectively. At December 31, 2022, $28.7 million and $177.7 million in fair value is recorded within accrued expenses and other current liabilities and other liabilities, respectively.
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

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Debt Securities
The Company determines the fair value of U.S. treasury notes using quoted market prices for similar or identical instruments in a market that is not active. For corporate debt securities, municipal bonds, and asset-backed and mortgage-backed securities, the Company generally uses quoted prices for recent trading activity of assets with similar characteristics to the debt security or bond being valued. The securities and bonds priced using such methods are generally valued using Level 2 inputs to the fair value hierarchy.
Pooled Investment Fund

(In millions)	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period

Pooled investment fund, as of June 30, 2023	$9.0	—	Monthly	30 days
The pooled investment fund maintains individual capital accounts for each investor, which reflect each individual investor’s share of the NAV of the fund.
Mutual Fund
The Company determines the fair value of its mutual fund using quoted market prices for identical instruments in an active market; such inputs are classified as Level 1 of the fair value hierarchy.
Executive Deferred Compensation Plan Trust
The investments held in the executive deferred compensation plan trust, which consist primarily of mutual funds, are classified as Level 1 in the fair value hierarchy because the fair value is determined using quoted market prices for identical instruments in active markets.
Interest Rate Swaps
The Company determines the fair value of its interest rate swaps based on the discounted cash flows of the difference between the projected fixed payments on the swaps and the implied floating payments using the current SOFR curve, which are Level 2 inputs of the fair value hierarchy.
Contingent Consideration

As part of the asset acquisition from Bell Bank during 2021, the Company is obligated to pay additional consideration to Bell Bank contingent upon increases in the Federal Funds rate. The Company determined the fair value of this contingent consideration derivative liability based on discounted cash flows using the difference between the baseline Federal Funds rate in the purchase agreement with Bell Bank and future forecasted Federal Funds rates over the agreement term. The forecasted Federal Funds rates represent a Level 3 input within the fair value hierarchy. The resulting probability-weighted contingent consideration amounts were discounted using a discount rate, which was 3.77 percent as of June 30, 2023 and 3.52 percent as of December 31, 2022. Significant increases or decreases in the Federal Funds rates could result in material increases or decreases, respectively, to the fair value of the Company’s contingent consideration derivative liability.

The Company records changes in the estimated fair value of the contingent consideration in the condensed consolidated statements of operations. Changes in the contingent consideration derivative liability are measured at fair value on a recurring basis using unobservable inputs (Level 3 in the fair value hierarchy) and are as follows for the periods indicated:

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Contingent consideration - beginning of period	$179.5	$83.9	$206.4	$67.3
Payments of contingent consideration (1)	—	—	(28.7)	—
Change in fair value of contingent consideration	1.2	88.2	3.0	104.8
Contingent consideration - end of period	$180.7	$172.1	$180.7	$172.1

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

(1) The Company has presented $27.2 million of this payment, which represents the fair value of the contingent consideration at acquisition date, within net cash provided by financing activities in the condensed consolidated statement of cash flows. The remainder has been included in net cash provided by (used for) operating activities (specifically within changes in accrued expenses and other current and long-term liabilities).
Financial Instruments Measured at Carrying Value, for which Fair Value is Disclosed
The fair value of the Company’s financial instruments, which are measured and reported at carrying value, is as follows for the periods indicated:

(In millions)	June 30, 2023		December 31, 2022
	Carrying value	Fair value	Carrying value	Fair value
Tranche A Term Loans[1]	$868.4	**	$892.8	**
Tranche B Term Loans[1]	1,409.6	**	1,416.8	**
Outstanding borrowings on Revolving Credit Facility[1]	4.0	**	—	—
Convertible Notes[2]	310.0	352.9	310.0	330.0
Contractual deposits with maturities in excess of one year[3]	167.7	156.4	334.2	308.1
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
Other Assets and Liabilities
The carrying value of certain of the Company’s financial instruments, other than those presented above, including cash, cash equivalents, restricted cash and restricted cash payable, short-term contractual deposits and HSA deposits, accounts receivable and securitized accounts receivable, accounts payable, accrued expenses and other current liabilities and other liabilities, approximate their respective fair values due to their short-term nature or maturities. The carrying value of certain other financial instruments, including interest-bearing money market deposits, securitized debt, participation debt, borrowed federal funds and deferred consideration associated with our acquisitions approximate their respective fair values due to stated interest rates being consistent with current market interest rates.
Concentrations of Credit Risk
The Company’s financial instruments that are exposed to concentrations of credit risk consist principally of cash and cash equivalents, restricted cash, investment securities, trade receivables and interest rate swap contracts.
The Company’s cash and cash equivalents, restricted cash and interest rate swap contracts are transacted and maintained with financial institutions with high credit standing. Cash balances at many of these institutions regularly exceed FDIC insured limits; however, management regularly monitors the financial institutions and the composition of the Company’s accounts. We have not experienced any losses in such accounts and management believes that the financial institutions at which the Company’s cash is held are stable. We attempt to limit our exposure to credit risk with our investment securities by establishing strict investment policies as to minimum investment ratings, diversification of our portfolio and setting risk tolerance levels.
Concentration of credit risk with respect to accounts receivable is limited because a large number of geographically and industry diverse customers make up our customer base. See Note 5, Accounts Receivable, Net, for further information.

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

14.	Redeemable Non-Controlling Interest
On March 5, 2019, the Company acquired Discovery Benefits from SBI, who obtained a 4.9 percent equity interest in PO Holding. The equity interest was puttable under the agreement, making the non-controlling interest redeemable and therefore, it was classified as temporary equity outside of stockholders’ equity. As part of WEX Inc.’s purchase of the HSA contractual rights from Bell Bank on April 1, 2021, SBI’s ownership percentage was reduced to 4.53 percent.
On March 7, 2022, WEX Inc. purchased SBI’s remaining 4.53 percent interest in PO Holding for a deferred purchase price of $234.0 million plus any interest accruing pursuant to the terms of the purchase agreement and recorded the liability at a net present value of $216.6 million. The carrying value of the redeemable non-controlling interest immediately prior to the acquisition date was $254.4 million and therefore, the $37.8 million excess carrying value as of the acquisition date was recorded within the change in value of redeemable non-controlling interest on the condensed consolidated statements of operations, offset by $3.5 million of deferred tax expense resulting from the difference between the book and tax bases of the deferred liability payable to SBI. As a result of the acquisition, the carrying value of the redeemable non-controlling interest was reduced to zero and WEX Inc. owns 100 percent of PO Holding.

15.	Income Taxes
The Company’s effective tax rate was 19.1 percent and 24.4 percent for the three and six months ended June 30, 2023, respectively, and 29.8 percent and 31.5 percent for the three and six months ended June 30, 2022, respectively. Income tax expense is based on an estimated annual effective rate, which requires the Company to make its best estimate of annual pretax income or loss. The Company’s effective tax rate for the three and six months ended June 30, 2023 was favorably impacted by a release in valuation allowance largely attributable to foreign tax credits and net operating losses in the U.K. Additionally, the Company recorded a discrete tax benefit of $2.5 million in the second quarter of 2023 thereby reversing a portion of an uncertain tax position of $7.5 million that originally adversely impacted the Company’s effective tax rate for the six months ended June 30, 2022. The Company’s effective tax rate for the three months ended June 30, 2022 was also adversely impacted by reduced tax benefits arising from stock-based compensation.
Undistributed earnings of certain foreign subsidiaries of the Company amounted to $205.0 million and $159.9 million at June 30, 2023 and December 31, 2022, respectively. The Company continues to maintain its indefinite reinvestment assertion for its investments in foreign subsidiaries except for any historical undistributed earnings and future earnings for WEX Australia. The total amount of our foreign subsidiaries’ earnings in which the Company continues to assert indefinite reinvestment approximates $169.8 million at June 30, 2023. Upon distribution of these earnings, the Company would be subject to withholding taxes payable to foreign countries, where applicable, but would generally have no further federal income tax liability. It is not practicable to estimate the unrecognized deferred tax liability associated with these undistributed earnings; however, it is not expected to be material.

16.	Commitments and Contingencies
Litigation and Regulatory Matters
The Company is subject to litigation, claims and regulatory matters in the ordinary course of business. As of the date of this filing, the current estimate of a reasonably possible loss contingency from all legal or regulatory proceedings is not material to the Company’s consolidated financial position, results of operations, cash flows or liquidity.
Commitments
Significant commitments and contingencies as of June 30, 2023 are consistent with those discussed in Note 20, Commitments and Contingencies, to the consolidated financial statements in the Company’s Annual Report on Form 10–K for the year ended December 31, 2022.

17.	Stock–Based Compensation
The Company regularly grants equity awards in the form of stock options, restricted stock, restricted stock units and other stock-based awards under its stockholder-approved Amended and Restated 2019 Equity and Incentive Plan to certain

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

employees and directors. Stock-based compensation expense was $35.9 million and $61.2 million for the three and six months ended June 30, 2023, respectively, and $24.9 million and $48.6 million for the three and six months ended June 30, 2022, respectively.

18.	Segment Information
The Company determines its operating segments and reports segment information in accordance with how our Chief Executive Officer, the Company’s CODM, allocates resources and assesses performance. The Company has both three operating segments and three reportable segments, as described below.
•Mobility provides payment processing, transaction processing, and information management services specifically designed for the needs of fleets of all sizes from small businesses to federal and state government fleets and over-the-road carriers.
•Corporate Payments focuses on the complex payment environment of global B2B payments, enabling customers to utilize our payments solutions to integrate into their own workflows and manage their accounts payable automation and spend management functions.
•Benefits provides a SaaS platform for consumer directed healthcare benefits and a full-service benefit enrollment solution, bringing together benefits administration, certain compliance services and consumer-directed and benefits accounts. Additionally, WEX Inc. serves as the non-bank custodian to certain HSA assets.
The following tables present the Company’s reportable segment revenues:

	Three Months Ended June 30, 2023
(In millions)	Mobility	Corporate Payments	Benefits	Total
Payment processing revenue	$172.2	$104.7	$23.6	$300.5
Account servicing revenue	40.8	10.6	101.5	152.9
Finance fee revenue	76.3	0.1	—	76.4
Other revenue	50.9	6.5	34.1	91.5
Total revenues	$340.2	$121.9	$159.2	$621.3

	Three Months Ended June 30, 2022
(In millions)	Mobility	Corporate Payments	Benefits	Total
Payment processing revenue	$202.4	$88.6	$21.3	$312.3
Account servicing revenue	43.9	10.4	83.4	137.6
Finance fee revenue	85.1	0.2	—	85.3
Other revenue	47.9	1.2	13.9	63.0
Total revenues	$379.2	$100.4	$118.6	$598.2

	Six Months Ended June 30, 2023
(In millions)	Mobility	Corporate Payments	Benefits	Total
Payment processing revenue	$343.7	$194.8	$50.1	$588.6
Account servicing revenue	81.1	21.2	211.3	313.6
Finance fee revenue	156.7	0.3	0.1	157.1
Other revenue	101.0	10.4	62.6	174.0
Total revenues	$682.5	$226.7	$324.1	$1,233.3

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Six Months Ended June 30, 2022
(In millions)	Mobility	Corporate Payments	Benefits	Total
Payment processing revenue	$354.3	$153.7	$43.8	$551.8
Account servicing revenue	86.3	21.2	170.1	277.6
Finance fee revenue	163.5	0.4	0.1	163.9
Other revenue	94.3	2.5	25.7	122.5
Total revenues	$698.4	$177.7	$239.7	$1,115.8

The CODM evaluates the financial performance of each segment using segment adjusted operating income, which excludes: (i) unallocated corporate expenses; (ii) acquisition-related intangible amortization; (iii) other acquisition and divestiture related items; (iv) stock-based compensation and (v) other costs. Additionally, we do not allocate financing interest expense, foreign currency gains and losses, other income, change in fair value of contingent consideration and net unrealized gains and losses on financial instruments to our operating segments.
The following table reconciles total segment adjusted operating income to income before income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Segment adjusted operating income
Mobility	$150.3	$193.0	$289.1	$353.1
Corporate Payments	66.3	51.0	115.5	79.3
Benefits	59.3	28.3	123.8	63.8
Total segment adjusted operating income	$275.9	$272.3	$528.4	$496.2

Reconciliation:
Total segment adjusted operating income	$275.9	$272.3	$528.4	$496.2
Less:
Unallocated corporate expenses	25.3	19.0	47.7	40.0
Acquisition-related intangible amortization	44.3	42.5	88.4	85.3
Other acquisition and divestiture related items	1.4	6.5	2.5	11.0
Stock-based compensation	36.5	25.3	62.6	50.5
Other costs	9.0	7.9	13.5	16.1
Operating income	159.4	171.1	313.7	293.4
Financing interest expense	(42.4)	(31.8)	(80.8)	(61.5)
Net foreign currency loss	(0.2)	(19.4)	(1.6)	(14.4)
Change in fair value of contingent consideration	(1.2)	(88.2)	(3.0)	(104.8)
Net unrealized (loss) gain on financial instruments	2.2	16.9	(12.3)	66.7
Income before income taxes	$117.8	$48.6	$216.0	$179.4

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

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
The following table presents WEX Bank’s actual and regulatory minimum capital amounts and ratios:

(In millions)	Actual Amount	Ratio	Minimum for Capital Adequacy Purposes Amount	Ratio	Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions Amount	Ratio
June 30, 2023
Total Capital to risk-weighted assets	$728.8	15.87%	$367.4	8.00%	$459.3	10.00%
Tier 1 Capital to average assets	$671.2	10.72%	$250.5	4.00%	$313.2	5.00%
Common equity to risk-weighted assets	$671.2	14.62%	$206.7	4.50%	$298.5	6.50%
Tier 1 Capital to risk-weighted assets	$671.2	14.62%	$275.6	6.00%	$367.4	8.00%
December 31, 2022
Total Capital to risk-weighted assets	$595.6	15.16%	$314.4	8.00%	$393.0	10.00%
Tier 1 Capital to average assets	$546.2	10.22%	$213.7	4.00%	$267.1	5.00%
Common equity to risk-weighted assets	$546.2	13.90%	$176.8	4.50%	$255.4	6.50%
Tier 1 Capital to risk-weighted assets	$546.2	13.90%	$235.8	6.00%	$314.4	8.00%

20.	Subsequent Events
On July 1, 2023, WEX Health signed a definitive agreement to acquire certain entities collectively referred to as Ascensus Health & Benefits, a line of business of Ascensus, which is a leading technology-enabled provider of employee health benefit accounts with a diversified portfolio of accounts including HSAs, FSAs, and others. The Company expects this acquisition to expand WEX’s current footprint in the Benefits segment, while also enhancing and expanding Affordable Care Act compliance and verification capabilities. Pursuant to the terms of the agreement, total consideration for the acquisition is expected to be approximately $180 million, subject to certain standard working capital and other adjustments. We expect the transaction to close before year end, subject to regulatory approvals and other closing conditions.

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
•Executive Overview
•Company Highlights
•Results of Operations
•Liquidity and Capital Resources
•Critical Accounting Policies and Estimates
•Recently Adopted Accounting Standards
This discussion should be read in conjunction with our audited consolidated financial statements as of December 31, 2022, the notes accompanying those financial statements and MD&A as contained in our Annual Report on Form 10–K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on February 28, 2023, and in conjunction with the condensed consolidated financial statements and notes in Part I – Item 1 of this report.
Executive Overview
WEX Inc. is the global commerce platform that simplifies the business of running a business. We own and operate a B2B ecosystem that helps our customers overcome highly manual processes and reconciliations, navigate the complexity of consumer driven healthcare benefits and solve their administrative challenges. WEX offers the marketplace a unique combination of capabilities to simplify complexity, including:
•Global commerce platform. Our technology is engineered and operated with global scale and reliability. Using our technology, our customers have trusted us to conduct hundreds of billions worth of money movements in more than 20 currencies.
•Personalized solutions, seamlessly embedded. Our solutions are shaped by customer focused innovation and deep industry expertise. Both in our direct-to-corporate and partner channels, our solutions focus on simplifying the business of running a business by deeply embedding our solutions within our end customer workflows.
•Insights that power success. WEX provides a powerful combination of specialized expertise and rich data to assist customers in driving better decisions, moving more quickly, and in dealing with risk, putting control in the hands of our customers.
Leveraging these unique capabilities, WEX offers solutions that organizations use to drive efficiencies and manage risk. These solutions, which share and benefit from our underlying capabilities such as payment processing, data analytics, and WEX Bank, are provided across three business segments: Mobility, Corporate Payments and Benefits. Within our Mobility segment, WEX reimagines mobility across fleets of all sizes, as a leader in fleet vehicle payment solutions, transaction processing, and information management services. Our Corporate Payments segment focuses on the complex payment environment of global B2B payments, allowing businesses to centralize purchasing, simplify complex supply chain processes, and eliminate the paper check writing associated with traditional purchase order programs. Our Benefits segment simplifies the business of administering and managing employee benefit plans, providing software-as-a service, or "SaaS", software with embedded payment solutions and plan administration services for consumer directed health benefits, COBRA accounts, and benefit enrollment and administration. In addition, WEX Inc. is an IRS-designated non-bank custodian of Health Saving Account assets.

Company Highlights

The following table presents a summarized view of our financial results for the three and six months ended June 30, 2023, shown comparative to the prior year periods. Operating cash flow and adjusted cash flow information is presented on a year to-date basis, and shown comparative to the prior year to-date. The other key metric included below provides additional data underlying our financial performance. A recurring, more extensive list of key performance indicators is included by segment within the Results of Operations section later in this MD&A.

(in millions, except per share data)	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
GAAP Measures:
Total revenues	$621.3	$598.2	$1,233.3	$1,115.8
Net income attributable to shareholders	$95.3	$34.1	$163.3	$156.9
Net income attributable to shareholders per diluted share	$2.20	$0.76	$3.76	$3.47
Net cash provided by (used by) operating activities[2]			$99.5	$(321.4)

Non-GAAP Measures[1]
Adjusted net income attributable to shareholders	$159.3	$169.4	$305.1	$300.4
Adjusted net income attributable to shareholders per diluted share	$3.63	$3.71	$6.94	$6.59
Adjusted free cash flow			$130.9	$(134.1)

Other Key Metric:
Total volume across the Company[3]	$55,291	$56,566	$107,599	$101,399
1 Adjusted net income attributable to shareholders, adjusted net income attributable to shareholders per diluted share, and adjusted free cash flow are supplemental non-GAAP financial measures of operating performance. Refer to the sections titled Non–GAAP Financial Measures That Supplement GAAP Measures and Liquidity and Capital Resources later in this MD&A for more information and a reconciliation of the non-GAAP financial measures to the most directly comparable financial measures calculated in accordance with GAAP.
2 Restricted cash payable inflows of $183.2 million for the six months ended June 30, 2022 have been reclassified from operating activities to financing activities to conform to the current period presentation. Refer to Item 1 - Note 1, Basis of Presentation for more information.
3 Total volume across the Company includes purchases on WEX-issued accounts as well as purchases issued by others using a WEX platform.

Results of Operations
The following includes information that our management believes is material to an understanding of our results of operations. Any significant changes, unusual or infrequent events or significant economic changes that materially affect our reported income from continuing operations are discussed below.

Mobility
Revenues
The following table reflects comparative revenue and key operating statistics within Mobility:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(In millions, except per gallon data)	2023	2022	Amount	Percent	2023	2022	Amount	Percent
Revenues[1]
Payment processing revenue	$172.2	$202.4	$(30.2)	(15)%	$343.7	$354.3	$(10.6)	(3)%
Account servicing revenue	40.8	43.9	(3.1)	(7)%	81.1	86.3	(5.2)	(6)%
Finance fee revenue	76.3	85.1	(8.8)	(10)%	156.7	163.5	(6.8)	(4)%
Other revenue	50.9	47.9	3.0	6%	101.0	94.3	6.7	7%
Total revenues	$340.2	$379.2	$(39.0)	(10)%	$682.5	$698.4	$(15.9)	(2)%

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(In millions, except per gallon data)	2023	2022	Amount	Percent	2023	2022	Amount	Percent

Key operating statistics
Payment processing transactions	142.4	143.2	(0.8)	(1)%	279.9	275.8	4.1	1%
Payment processing $ of fuel	$13,779.8	$18,639.7	$(4,859.9)	(26)%	$27,924.2	$33,030.0	$(5,105.8)	(15)%
Average price per gallon of fuel – Domestic – ($USD/gal)	$3.68	$4.98	$(1.30)	(26)%	$3.77	$4.48	$(0.71)	(16)%
Net payment processing rate[2]	1.25%	1.09%	0.16%	15%	1.23%	1.07%	0.16%	15%
Net late fee rate	0.48%	0.38%	0.10%	27%	0.49%	0.41%	0.08%	19%

1 The impact of foreign currency exchange rate fluctuations on Mobility decreased revenue by $0.8 million in the second quarter of 2023 and by $3.3 million in the first half of 2023 as compared to the same periods in the prior year. Lower domestic fuel prices decreased revenue by $53.0 million for the three months ended June 30, 2023 and $51.7 million in the first half of 2023 as compared to the same periods in the prior year.
2 Our net payment processing rate for the three and six months ended June 30, 2023 has benefited from lower average domestic fuel prices, the impact of interest rate escalator clauses contained in various merchant contracts and favorable European fuel price spreads, partly offset by a release in minimum volumes commitment penalty reserves during 2022 that did not recur.

Total Mobility revenue decreased $39.0 million for the second quarter of 2023 and decreased $15.9 million for the first half of 2023 as compared to the same periods in the prior year. The decrease in total Mobility revenue was primarily driven by a decrease in average fuel prices during the second quarter of 2023 on stable levels of payment processing transactions year over year. To a lesser extent, the decrease in total Mobility revenue during the three and six months ended June 30, 2023 is due to lower finance fee revenue.

Finance fee revenue is comprised of the following components:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(In millions)	2023	2022	Amount	Percent	2023	2022	Amount	Percent
Finance income	$66.3	$70.8	$(4.5)	(6)%	$136.4	$133.9	$2.5	2%
Factoring fee revenue	10.0	14.2	(4.2)	(30)%	20.3	29.5	(9.2)	(31)%
Finance fee revenue	$76.3	$85.1	$(8.8)	(10)%	$156.7	$163.5	$(6.8)	(4)%
Finance income primarily consists of late fees charged for receivables not paid within the terms of the customer agreement based upon the outstanding customer receivable balance, and to a lesser degree by finance charges earned on revolving portfolio balances. Late fee revenue is earned when a customer’s receivable balance becomes delinquent and is calculated using the greater of a minimum charge or a stated late fee rate multiplied by the outstanding balance that is subject to a late fee charge. Changes in the absolute amount of such outstanding balances can generally be attributed to: (i) changes in fuel prices; (ii) customer specific transaction volume; and (iii) customer specific delinquencies. Late fee revenue can also be impacted by: (i) changes in late fee rates; and (ii) increases or decreases in customer overdue balances.
Finance income, while not materially changing period over period, decreased $4.5 million for the second quarter of 2023 as compared to the same period in the prior year, primarily due to the decline in average fuel prices driving down customer spend upon which late fees are earned. Concessions to certain customers experiencing financial difficulties may be granted and are limited to extending the time to pay, placing a customer on a payment plan or granting waivers of late fees. There were no material concessions granted to customers experiencing financial difficulties during the three and six months ended June 30, 2023 and 2022.

The primary source of factoring fee revenue is calculated as a negotiated percentage fee of the receivable balance that we purchase. Factoring fee revenue decreased $4.2 million for the second quarter of 2023 and decreased $9.2 million for the first half of 2023 as compared to the same periods in the prior year. A decrease in shipping demand in the over-the-road market during the first half of 2023 led to a decline in size and volume of factored invoices as compared to the elevated demands of the same periods in the prior year.

Operating Expenses
The following table compares line items within operating income and presents segment adjusted operating income and segment adjusted operating income margin for Mobility:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(In millions)	2023	2022	Amount	Percent	2023	2022	Amount	Percent
Cost of services
Processing costs	$72.0	$64.4	$7.6	12%	$138.3	$124.5	$13.8	11%
Service fees	$2.1	$2.1	$—	(1)%	$3.7	$4.3	$(0.6)	(13)%
Provision for credit losses	$21.5	$42.4	$(20.9)	(49)%	$66.3	$65.7	$0.6	1%
Operating interest	$15.7	$1.5	$14.2	928%	$26.0	$3.0	$23.0	770%
Depreciation and amortization	$9.6	$11.8	$(2.2)	(19)%	$19.5	$23.7	$(4.2)	(18)%

Other operating expenses
General and administrative	$32.7	$25.9	$6.8	26%	$60.8	$49.6	$11.2	23%
Sales and marketing	$50.8	$52.2	$(1.4)	(3)%	$103.0	$101.6	$1.4	1%
Depreciation and amortization	$17.2	$17.7	$(0.5)	(3)%	$34.4	$36.6	$(2.2)	(6)%

Operating income	$118.6	$161.1	$(42.5)	(26)%	$230.5	$289.5	$(59.0)	(20)%

Segment adjusted operating income[1]	$150.3	$193.0	$(42.7)	(22)%	$289.1	$353.1	$(64.0)	(18)%
Segment adjusted operating income margin[2]	44.2%	50.9%	(6.7)%	(13)%	42.4%	50.6%	(8.2)%	(16)%
1 Our CODM evaluates the financial performance of each segment using segment adjusted operating income, which excludes: (i) unallocated corporate expenses; (ii) acquisition-related intangible amortization and other acquisition and divestiture related items; (iii) stock-based compensation and (iv) other costs. See “Non-GAAP Financial Measures That Supplement GAAP Measures” later in this Item 2 for a reconciliation of operating income to total segment adjusted operating income. See also Part I – Item 1 – Note 18, Segment Information, to our condensed consolidated financial statements for more information regarding our segment determination.
2 Segment adjusted operating income margin is calculated by dividing segment adjusted operating income by segment revenue. The second quarter and first half of 2023 saw a decrease in segment adjusted operating income margin from the prior year comparable period, primarily reflecting the decreased second quarter 2023 revenues due to the decline in average fuel prices.

Cost of services

Processing costs increased by $7.6 million and $13.8 million for the three and six months ended June 30, 2023, respectively, as compared with the same periods in the prior year. Such increases were driven primarily by higher technology and employee related costs.
Provision for credit losses, which includes estimates for both credit and fraud losses, decreased by $20.9 million for the second quarter of 2023 as compared to the same period in the prior year, primarily due to a decrease in fraud losses, though credit losses also declined relative to the prior year. For the six months ended June 30, 2023, a decrease in fraud losses was offset by elevated credit losses as a percentage of fuel expenditures, due in part to the previously discussed demand in the over-the-road market, which has contributed to slower payments from small customers in this business, along with an increase in expected charge-offs in our U.S. fleet customers due to macroeconomic factors.
We generally measure our loss performance by calculating fuel-related losses as a percentage of total fuel expenditures on payment processing transactions. This metric for provision for credit losses was 15.4 and 23.6 basis points of fuel expenditures for the three and six months ended June 30, 2023, respectively. For the three and six months ended June 30, 2022, provision for credit losses was 23.6 and 19.9 basis points of fuel expenditures, respectively.
Operating interest increased $14.2 million for the second quarter of 2023 and increased $23.0 million for the first half of 2023 as compared to the same periods in the prior year, primarily reflective of higher interest rates on operating debt balances in support of working capital needs.
Depreciation and amortization decreased $4.2 million for the first half of 2023 compared to the prior year comparable period due to certain assets becoming fully depreciated during 2022.

Other operating expenses
General and administrative expenses increased $6.8 million and $11.2 million for the three and six months ended June 30, 2023, respectively, as compared with the same periods in the prior year due primarily to increased professional services expense in support of increasing operating efficiencies and business growth and in part due to increased employee compensation expense, including non-cash stock compensation.

Corporate Payments
Revenues
The following table reflects comparative revenue and key operating statistics within Corporate Payments:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(In millions)	2023	2022	Amount	Percent	2023	2022	Amount	Percent
Revenues[1]
Payment processing revenue	$104.7	$88.6	$16.1	18%	$194.8	$153.7	$41.1	27%
Account servicing revenue	10.6	10.4	0.2	2%	21.2	21.2	—	—%
Finance fee revenue	0.1	0.2	(0.1)	(54)%	0.3	0.4	(0.1)	(16)%
Other revenue	6.5	1.2	5.3	448%	10.4	2.5	7.9	322%
Total revenues	$121.9	$100.4	$21.5	21%	$226.7	$177.7	$49.0	28%

Key operating statistics
Purchase volume	$22,901.3	$17,120.0	$5,781.3	34%	$41,535.9	$28,929.4	$12,606.5	44%
Net interchange rate[2]	0.46%	0.52%	(0.06)%	(12)%	0.47%	0.53%	(0.07)%	(13)%
1 The impact of foreign currency exchange rate fluctuations on Corporate Payments increased revenues by $1.1 million during the three months ended June 30, 2023 and decreased revenues $0.8 million during the six months ended June 30, 2023, compared to the prior year comparable periods.
2 Changes in customer and product mix, including the significant growth in travel-related purchase volumes, has reduced our net interchange rate during the three and six months ended June 30, 2023 compared to the same periods of the prior year. We expect our current product mix to remain consistent through the remainder of the year.
Total Corporate Payments revenue increased $21.5 million for the second quarter of 2023 and $49.0 million for the first half of 2023 as compared to the same periods in the prior year. These increases were primarily driven by continued strength in consumer travel demand. Other revenue has increased due to higher interest revenue earned on restricted cash balances, due to a rise in interest rates, and average balances coinciding with increased travel volumes.
Concessions to certain customers experiencing financial difficulties may be granted and are limited to extending the time to pay, placing a customer on a payment plan or granting waivers of late fees. There were no material concessions granted to customers during the three and six months ended June 30, 2023 and 2022.
Operating Expenses
The following table compares line items within operating income and presents segment adjusted operating income and segment adjusted operating income margin for Corporate Payments:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(In millions)	2023	2022	Amount	Percent	2023	2022	Amount	Percent
Cost of services
Processing costs	$19.5	$17.7	$1.8	10%	$39.4	$36.4	$3.0	8%
Service fees	$3.1	$3.4	$(0.3)	(9)%	$6.7	$7.2	$(0.5)	(7)%
Provision for credit losses	$1.0	$(0.7)	$1.7	NM	$1.4	$1.4	$—	(1)%
Operating interest	$2.3	$1.5	$0.8	53%	$4.0	$2.3	$1.7	78%
Depreciation and amortization	$5.9	$5.3	$0.6	11%	$11.7	$9.8	$1.9	19%

Other operating expenses
General and administrative	$18.8	$16.0	$2.8	18%	$35.0	$31.3	$3.7	12%
Sales and marketing	$13.1	$15.0	$(1.9)	(12)%	$26.8	$28.0	$(1.2)	(4)%
Depreciation and amortization	$6.5	$6.0	$0.5	9%	$13.1	$12.3	$0.8	7%

Operating income	$51.7	$36.3	$15.4	42%	$88.6	$48.9	$39.7	81%

Segment adjusted operating income[1]	$66.3	$51.0	$15.3	30%	$115.5	$79.3	$36.2	46%
Segment adjusted operating income margin[2]	54.4%	50.8%	3.6%	7%	50.9%	44.7%	6.2%	14%
1 Our CODM evaluates the financial performance of each segment using segment adjusted operating income, which excludes: (i) unallocated corporate expenses; (ii) acquisition-related intangible amortization and other acquisition and divestiture related items; (iii) stock-based compensation and (iv) other costs. See “Non-GAAP Financial Measures That Supplement GAAP Measures” later in this Item 2 for a reconciliation of operating income to total segment adjusted operating income. See also Part I – Item 1 – Note 18, Segment Information, to our condensed consolidated financial statements for more information regarding our segment determination.
2 Segment adjusted operating income margin is calculated by dividing segment adjusted operating income by segment revenue. The first half of 2023 increase in segment adjusted operating income margin primarily reflects a sharp increase in travel volumes relative to the prior year.

As a result of owning all of our technology and issuing capabilities, our Corporate Payments segment has a highly scalable and relatively fixed cost base resulting in largely comparable expenses year to year. As a result, the significant increase in 2023 revenues has also significantly contributed to the increased operating income, segment adjusted operating income and segment adjusted operating income margin for the first half of 2023.

Benefits

Revenues

The following table reflects comparative revenue and key operating statistics within Benefits:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(In millions)	2023	2022	Amount	Percent	2023	2022	Amount	Percent
Revenues
Payment processing revenue	$23.6	$21.3	$2.3	11%	$50.1	$43.8	$6.3	14%
Account servicing revenue	101.5	83.4	18.1	22%	211.3	170.1	41.2	24%
Finance fee revenue	—	—	—	—%	0.1	0.1	—	NM
Other revenue	34.1	13.9	20.2	146%	62.6	25.7	36.9	143%
Total revenues	$159.2	$118.6	$40.6	34%	$324.1	$239.7	$84.4	35%

Key operating statistics
Purchase volume	$1,715.9	$1,514.0	$201.9	13%	$3,644.4	$3,144.2	$500.2	16%
Average number of SaaS accounts[1]	19.5	17.6	2.0	11%	19.9	17.7	2.2	12%
Average HSA custodial cash assets	3,878.1	3,109.8	768.3	25%	3,777.3	3,029.8	747.5	25%

NM - Not meaningful
1 The growth in average number of SaaS accounts, which represents the number of active Consumer-Directed Health, COBRA, and billing accounts on our SaaS platforms. SaaS accounts include HSA accounts for which WEX Inc. serves as the non-bank custodian under designation by the U.S. Department of Treasury.
Total Benefits revenue increased $40.6 million for the second quarter of 2023 and $84.4 million for the first half of 2023 as compared to the same periods in the prior year. A rise in average interest rates earned on the investment of HSA deposit balances held by WEX Bank, as reflected within other revenue, and increases in program fees earned on custodial services, as reflected within account servicing revenue, significantly contributed to the increase in total revenues in the second quarter and first half of 2023 compared to the prior year comparable periods. Increased spend volume driven by cardholder growth and increased SaaS participants also contributed to the increase in total revenues.

Operating Expenses
The following table compares line items within operating income and presents segment adjusted operating income and segment adjusted operating income margin for Benefits:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(In millions)	2023	2022	Amount	Percent	2023	2022	Amount	Percent
Cost of services
Processing costs	$58.2	$55.3	$2.9	5%	$117.6	$109.0	$8.6	8%
Service fees	$12.7	$9.3	$3.4	36%	$25.8	$19.1	$6.7	35%
Provision for credit losses	$0.2	$0.5	$(0.3)	NM	$0.4	$0.7	$(0.3)	NM
Operating interest	$1.5	$0.2	$1.3	NM	$2.3	$0.3	$2.0	NM
Depreciation and amortization	$9.7	$9.5	$0.2	2%	$19.2	$19.1	$0.1	—%

Other operating expenses
General and administrative	$15.3	$11.9	$3.4	29%	$26.4	$21.1	$5.3	25%
Sales and marketing	$15.0	$13.3	$1.7	13%	$29.0	$24.7	$4.3	17%
Depreciation and amortization	$17.1	$14.8	$2.3	16%	$34.1	$29.5	$4.6	16%

Operating income	$29.5	$3.9	$25.6	657%	$69.3	$16.1	$53.2	331%

Segment adjusted operating income[1]	$59.3	$28.3	$31.0	110%	$123.8	$63.8	$60.0	94%
Segment adjusted operating income margin[2]	37.2%	23.9%	13.3%	56%	38.2%	26.6%	11.6%	44%
1 Our CODM evaluates the financial performance of each segment using segment adjusted operating income, which excludes: (i) unallocated corporate expenses; (ii) acquisition-related intangible amortization and other acquisition and divestiture related items; (iii) stock-based compensation and (iv) other costs. See “Non-GAAP Financial Measures That Supplement GAAP Measures” later in this Item 2 for a reconciliation of operating income to total segment adjusted operating income. See also Part I – Item 1 – Note 18, Segment Information, to our condensed consolidated financial statements for more information regarding our segment determination.
2 Segment adjusted operating income margin is calculated by dividing segment adjusted operating income by segment revenue. The revenues earned on HSA assets is highly accretive to earnings and as a result, segment adjusted operating income margin for the three and six months ended June 30, 2023 increased significantly from the prior year comparable periods.

Cost of services
Service fees increases for the three and six months ended June 30, 2023 were primarily driven by increased fees incurred on higher HSA deposits, as compared with the same periods in the prior year.
Other operating expenses
General and administrative expenses increased $3.4 million and $5.3 million for the three and six months ended June 30, 2023 as compared with the same periods in the prior year primarily due to increased professional services expense in support of increasing operating efficiencies and business growth.
Expansion of the sales and marketing team drove the $4.3 million increase in sales and marketing expense for the first half of 2023, as compared to the prior year period.

Depreciation and amortization increased $4.6 million for the six months ended June 30, 2023, as compared to the prior year period, primarily due to higher relative amortization on HSA contractual rights.

Unallocated corporate expenses
Unallocated corporate expenses represent the portion of expenses relating to general corporate functions, including acquisition and divestiture expenses, certain finance, legal, information technology, human resources, administrative and executive expenses, and other expenses not directly attributable to a reportable segment.
The following table compares line items within operating income for unallocated corporate expenses:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(In millions)	2023	2022	Amount	Percent	2023	2022	Amount	Percent
Other operating expenses
General and administrative	$39.4	$29.7	$9.7	33%	$72.9	$60.1	$12.8	21%
Depreciation and amortization	$1.0	$0.5	$0.5	NM	$1.8	$1.0	$0.8	NM
NM - Not meaningful
General and administrative expenses increased during the second quarter and first half of 2023 as compared to the same periods in the prior year, primarily due to increased headcount and related compensation expense, including noncash stock compensation.

Non-operating income and expense
The following table reflects comparative results for certain amounts excluded from operating income:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(In millions)	2023	2022	Amount	Percent	2023	2022	Amount	Percent
Financing interest expense	$(42.4)	$(31.8)	$10.6	33%	$(80.8)	$(61.5)	$19.3	31%
Change in fair value of contingent consideration	$(1.2)	$(88.2)	$(87.0)	(99)%	$(3.0)	$(104.8)	$(101.8)	(97)%
Net foreign currency loss	$(0.2)	$(19.4)	$19.2	(99)%	$(1.6)	$(14.4)	$(12.8)	(89)%
Net unrealized gain (loss) on financial instruments	$2.2	$16.9	$(14.7)	(87)%	$(12.3)	$66.7	$(79.0)	(118)%
Income tax provision	$22.5	$14.5	$8.0	56%	$52.7	$56.5	$(3.8)	(7)%
Net income from non-controlling interests	$—	$—	$—	—%	$—	$0.3	$(0.3)	(100)%
Change in value of redeemable non-controlling interest	$—	$—	$—	—%	$—	$34.2	$(34.2)	100%
NM - Not meaningful
Financing interest expense increased as a result of higher net variable interest rates on our term loans, inclusive of amounts economically hedged via interest rate swap agreements.
Due to the rising rate environment since acquisition, the Company’s contingent consideration derivative liability is effectively reflected at the maximum contingent consideration payable under the agreement. As a result, absent a significant decline in the Federal Funds futures curve, changes in the fair value of contingent consideration in 2023 and beyond are expected to generally be limited to present value adjustments due to the passage of time. See Part I – Item 1 – Note 13, Financial Instruments − Fair Value and Concentrations of Credit Risk, to our condensed consolidated financial statements for further information on the valuation of this derivative liability.
Our foreign currency exchange exposure is primarily related to the remeasurement of our cash, receivable and payable balances, including intercompany transactions that are denominated in foreign currencies. During the second quarter and first half of 2023, the Company’s loss due to foreign currency fluctuations was immaterial.

Due to substantial increases in the LIBOR forward yield curve during the three and six months ended June 30, 2022, we recognized significant unrealized gains on our interest rate swap financial instruments during those periods. Comparatively, during 2023 forward yield curves on our interest rate swap financial instruments experienced only moderate changes.
The increase in income tax provision for the second quarter of 2023 as compared to the prior year comparable period is primarily due to an increase in pre-tax income, offset in part by the reduction in the Company’s effective tax rate. The Company’s effective tax rate of 19.1 percent for the three months ended June 30, 2023 decreased as compared to 29.8 percent for the three months ended June 30, 2022, primarily as a result of a valuation allowance release during the second quarter of 2023.
During the six months ended June 30, 2022, the Company purchased the remaining non-controlling interest in PO Holding from SBI, reducing the carrying value of the redeemable non-controlling interest to zero. The transaction resulted in a $34.2 million gain, net of tax expense.

Non–GAAP Financial Measures That Supplement GAAP Measures
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

Specifically, in addition to evaluating the Company’s performance on a GAAP basis, management evaluates the Company’s performance on a non-GAAP basis that excludes the items specified above for the reasons discussed below:
•Exclusion of the non-cash, mark-to-market adjustments on financial instruments, including interest rate swap agreements and investment securities, helps management identify and assess trends in the Company’s underlying business that might otherwise be obscured due to quarterly non-cash earnings fluctuations associated with these financial instruments. Additionally, the non-cash, mark-to-market adjustments on financial instruments are difficult to forecast accurately, making comparisons across historical and future periods difficult to evaluate;
•Net foreign currency gains and losses primarily result from the remeasurement to functional currency of cash, accounts receivable and accounts payable balances, certain intercompany notes denominated in foreign currencies and any gain or loss on foreign currency economic hedges relating to these items. The exclusion of these items helps management compare changes in operating results between periods that might otherwise be obscured due to currency fluctuations;
•The change in fair value of contingent consideration, which is related to the acquisition of certain contractual rights to serve as custodian or sub-custodian to HSAs, is dependent upon changes in future interest rate assumptions and has no significant impact on the ongoing operations of the Company. Additionally, the non-cash, mark-to-market adjustments on financial instruments are difficult to forecast accurately, making comparisons across historical and future periods difficult to evaluate;
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
•The tax related items are the difference between the Company’s GAAP tax provision and a pro forma tax provision based upon the Company’s adjusted net income before taxes as well as the impact from certain discrete tax items. The methodology utilized for calculating the Company’s adjusted net income attributable to shareholders tax provision is the same methodology utilized in calculating the Company’s GAAP tax provision; and
•The Company does not allocate certain corporate expenses to our operating segments, as these items are centrally controlled and are not directly attributable to any reportable segment.
The following table reconciles net income attributable to shareholders to adjusted net income attributable to shareholders and related per share data:

	Three Months Ended June 30,
(In millions)	2023		2022
Net income attributable to shareholders	$95.3	$2.20	$34.1	$0.76
Unrealized gain on financial instruments	(2.2)	(0.05)	(16.9)	(0.37)
Net foreign currency loss	0.2	—	19.4	0.43
Change in fair value of contingent consideration	1.2	0.03	88.2	1.96
Acquisition-related intangible amortization	44.3	1.02	42.5	0.94
Other acquisition and divestiture related items	1.4	0.03	6.5	0.14
Stock-based compensation	36.5	0.84	25.3	0.56
Other costs	9.0	0.21	7.9	0.18
Debt restructuring and debt issuance cost amortization	4.8	0.11	4.7	0.10
Tax related items	(31.2)	(0.72)	(42.3)	(0.94)
Dilutive impact of convertible debt[1]	—	(0.04)	—	(0.05)
Adjusted net income attributable to shareholders	$159.3	$3.63	$169.4	$3.71

	Six Months Ended June 30,
	2023		2022
Net income attributable to shareholders	$163.3	$3.76	$156.9	$3.47
Unrealized loss (gain) on financial instruments	12.3	0.28	(66.7)	(1.48)
Net foreign currency loss	1.6	0.04	14.4	0.32
Change in fair value of contingent consideration	3.0	0.07	104.8	2.32
Acquisition-related intangible amortization	88.4	2.03	85.3	1.89
Other acquisition and divestiture related items	2.5	0.06	11.0	0.24
Stock-based compensation	62.6	1.44	50.5	1.12
Other costs	13.5	0.31	16.1	0.36
Debt restructuring and debt issuance cost amortization	9.5	0.22	8.0	0.18
ANI adjustments attributable to non-controlling interests	—	—	(34.6)	(0.77)
Tax related items	(51.6)	(1.19)	(45.2)	(1.00)
Dilutive impact of convertible debt[1]	—	$(0.08)	$—	$(0.06)
Adjusted net income attributable to shareholders	$305.1	$6.94	$300.4	$6.59
1 Under the ‘if-converted’ method, approximately 1.6 million shares of the Company’s common stock associated with the assumed conversion of the Convertible Notes as of the beginning of the period was included in the calculations of adjusted net income per diluted share, as the effect of including such adjustments was dilutive. Under the ‘if-converted’ method, interest expense, net of tax, associated with our Convertible Notes of $3.8 million and $7.7 million and $3.8 million and $7.6 million was added back to adjusted net income for the three and six months ended June 30, 2023 and 2022, respectively. The total number of shares used in calculating adjusted net income per diluted share for the three and six months ended June 30, 2023 was 44.9 million and 45.0 million, respectively. The total number of shares used in calculating adjusted net income per diluted share for the three and six months ended June 30, 2022 was 46.6 million and 46.8 million, respectively.
The following table reconciles operating income to total segment adjusted operating income and adjusted operating income:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Operating income	$159.4	$171.1	313.7	293.4
Unallocated corporate expenses	25.3	19.0	47.7	40.0
Acquisition-related intangible amortization	44.3	42.5	88.4	85.3
Other acquisition and divestiture related items	1.4	6.5	2.5	11.0
Stock-based compensation	36.5	25.3	62.6	50.5
Other costs	9.0	7.9	13.5	16.1
Total segment adjusted operating income	$275.9	$272.3	$528.4	$496.2
Unallocated corporate expenses	(25.3)	(19.0)	$(47.7)	$(40.0)
Adjusted operating income	$250.6	$253.3	$480.7	$456.2

Adjusted Free Cash Flow

The Company’s non-GAAP adjusted free cash flow is calculated as cash flows from operating activities, adjusted for net purchases of current investment securities, capital expenditures, the change in net deposits, changes in borrowings under the BTFP and certain other adjustments which, for the six months ended June 30, 2023, reflects an adjustment for contingent consideration paid to sellers in excess of acquisition-date fair value. Although non-GAAP adjusted free cash flow is not calculated in accordance with GAAP, WEX believes that adjusted free cash flow is a useful measure for investors to further evaluate our results of operations because (i) adjusted free cash flow indicates the level of cash generated by the operations of the business, which excludes consideration paid on acquisitions, after appropriate reinvestment for recurring investments in property, equipment and capitalized software that are required to operate the business; (ii) changes in net deposits occur on a daily basis as a regular part of operations; (iii) borrowings under the BTFP are primarily used as a replacement for brokered deposits as part of our accounts receivable funding strategy; and (iv) purchases of current investment securities are made as a result of deposits gathered operationally. However, because adjusted free cash flow is a non-GAAP measure, it should not be considered as a substitute for, or superior to, operating cash flow as determined in accordance with GAAP. In addition, adjusted free cash flow as used by WEX may not be comparable to similarly titled measures employed by other companies.

The following table reconciles GAAP operating cash flow to adjusted free cash flow:

(In millions)	Six months ended June 30,
	2023	2022
Cash flows from operating activities, as reported	$99.5	$(321.4)
Adjustments to cash flows from operating activities:
Other	1.5	—
Adjusted for certain investing and financing activities:
Increases in net deposits	842.8	797.9
Increases in borrowings under the BTFP	500.0	—
Less: Purchases of current investment securities, net of sales and maturities	(1,247.6)	(565.0)
Less: Capital expenditures	(65.3)	(45.6)
Adjusted free cash flow	$130.9	$(134.1)

Liquidity and Capital Resources
We fund our business operations primarily via cash on hand, cash generated from operations, the issuance of deposits, borrowings under our Amended and Restated Credit Agreement, our participation debt and our accounts receivable factoring and securitization arrangements. As of June 30, 2023, we had cash and cash equivalents of $901.4 million, including Corporate Cash of $193.4 million, along with a remaining borrowing availability of $892.9 million under the Revolving Credit Facility provided by our Amended and Restated Credit Agreement along with access to various sources of funds, including uncommitted federal funds lines of credit from other banks.
We believe that our current cash and cash equivalents, cash generating capabilities, financial condition and operations, and access to available funding sources will be sufficient to fund our cash needs for the next 12 months and the foreseeable future. The table below summarizes our primary sources and uses of cash:

Sources of cash	Uses of cash[1]
•Cash generated from operations
•Borrowings and availability on our Amended and Restated Credit Agreement[2]
•Deposits[3]
•Accounts receivable securitization and factoring arrangements[4]
•Participation debt and borrowed federal funds[5]

•Payments on our Amended and Restated Credit Agreement
•Payments on maturities and withdrawals of deposits
•Payments on borrowed federal funds
•Working capital needs of the business
•Capital expenditures
•Purchases of shares of treasury stock

1 Our long-term cash requirements consist primarily of amounts owed on our Amended and Restated Credit Agreement and various facilities lease agreements.
2 Under our Amended and Restated Credit Agreement, as of June 30, 2023 the Company had outstanding term loan principal borrowings of $2,277.9 million, borrowings of $4.0 million on the Revolving Credit Facility and letters of credit of $33.1 million drawn against the Revolving Credit Facility. See Part I – Item 1 – Note 10, Financing and Other Debt, to our condensed consolidated financial statements for more information regarding our Amended and Restated Credit Agreement.
3 WEX Bank’s regulatory status enables it to raise capital to fund the Company’s working capital requirements by issuing deposits, subject to FDIC rules governing minimum financial ratios. Additionally, WEX Bank holds deposits for the benefit of WEX Inc.’s HSA customers subject to the terms of a deposit agreement. As of June 30, 2023, we had $4,321.9 million in total deposits. See Part I – Item 1 – Note 9, Deposits, to our condensed consolidated financial statements for more information regarding our deposits.
4 The Company utilizes securitized debt agreements to finance a portion of our receivables, lower our cost of borrowing and more efficiently utilize capital. The Company had $95.9 million of securitized debt under these facilities as of June 30, 2023. We also utilize off-balance sheet factoring and securitization arrangements to sell certain of our accounts receivable to unrelated third-party financial institutions in order to accelerate the collection of the Company’s cash and reduce internal costs. Available capacity is dependent on the level of our trade accounts receivable eligible to be sold and the financial institutions’ willingness to purchase such receivables. However, the Company is not dependent on them to maintain its liquidity and capital resources. We are not aware of any circumstances that are reasonably likely to cause the off-balance sheet arrangements to have a material adverse effect on liquidity and capital resources. See Part I – Item 1 – Notes 10, Financing and Other Debt and 11, Off-Balance Sheet Arrangements, to our condensed consolidated financial statements for further information about the Company’s securitized debt and off-balance sheet arrangements.
5 From time to time, WEX Bank enters into participation agreements with third-party banks to fund customers’ balances that exceed WEX Bank’s lending limit to individual customers. There was $53.9 million borrowed against these participation agreements as of June 30, 2023. WEX Bank also borrows from uncommitted federal funds lines from time to time to supplement the financing of the Company’s accounts receivable. There were $20.0 million in outstanding borrowings under these lines of credit as of June 30, 2023. See Part I – Item 1 – Note 10, Financing and Other Debt, to our condensed consolidated financial statements for more information regarding these facilities.

Additional Sources of Cash Available
On March 12, 2023, the Federal Reserve Board announced the Bank Term Funding Program, which provides liquidity to U.S. depository institutions. This program allows bank loans for up to one year in length, collateralized by the par value of qualifying assets, including U.S. treasuries and mortgage-backed securities. Advances will be available until March 11, 2024, or longer if the program is extended. At any time under the BTFP, WEX Bank is able to refinance without penalty in order to obtain the most advantageous rate. During the second quarter of 2023, WEX Bank participated in the BTFP by accessing $500.0 million of temporary, low-cost capital under the BTFP and pledging as collateral securities with a par value of $575.1 million and market value of $518.4 million.
WEX Bank has the ability to borrow funds from the Federal Reserve Bank Discount Window. Borrowing limits fluctuate based on pledged assets, and as of June 30, 2023, the Company could borrow up to a maximum amount of $182.2 million. WEX Bank had no borrowings outstanding on this line of credit as of June 30, 2023. See Part I – Item 1 – Note 10, Financing and Other Debt, to our condensed consolidated financial statements for more information regarding this borrowing arrangement.
Cash Flows
The table below summarizes our cash activities and adjusted free cash flow:

	Six Months Ended June 30,
(In millions)	2023	2022
Net cash provided by (used for)
Operating activities[1]	$99.5	$(321.4)
Investing activities	$(1,322.4)	$(610.7)
Financing activities[1]	$1,468.5	$976.7
Non-GAAP financial measure:
Adjusted free cash flow[2]	$130.9	$(134.1)
1 Restricted cash payable inflows of $183.2 million for the six month period ended June 30, 2022 have been reclassified from operating activities to financing activities to conform to the current period presentation. Refer to Item 1, Note 1, Basis of Presentation for more information.
2 The Company’s non-GAAP adjusted free cash flow is calculated as cash flows from operating activities, adjusted for net purchases of current investment securities, capital expenditures, the change in net deposits and BTFP borrowings, and certain other adjustments. For a reconciliation to net cash provided by operating activities, the most closely comparable GAAP measure, and the reasons why we believe this is an important financial measure, please refer to the section titled Non-GAAP Financial Measures That Supplement GAAP Measures.

Operating Activities
We fund a customer’s entire receivable in the majority of our Mobility and Corporate Payment processing transactions, while the revenue generated by these transactions is only a small percentage of that amount. Consequently, cash flows from operations are impacted significantly by increases or decreases in fuel prices and purchase volumes, driving changes in accounts receivable and accounts payable balances, which directly impact our capital resource requirements.
Cash provided by operating activities for the six months ended June 30, 2023 increased $420.9 million as compared to the same period in the prior year. The increase in cash provided by operating activities year over year was primarily the result of the favorable impact on working capital of a decrease in fuel prices during the first half of 2023 as compared to the significant increase in fuel prices during the first half of 2022.
Investing Activities
Investing cash flows generally consist of capital expenditures, cash used for acquisitions and the investment of custodial cash assets.
Cash used for investing activities for the six months ended June 30, 2023 increased $711.7 million as compared to the same period in the prior year, primarily resulting from higher relative investment of HSA deposits in available-for-sale debt securities.

Financing Activities
Financing cash flows generally consist of the issuance and repayment of debt and deposits, changes in restricted cash payable and purchases of treasury shares. Repurchases of our common stock may vary based on management’s evaluation of market and economic conditions and other factors.
Cash provided by financing activities for the six months ended June 30, 2023 increased $491.8 million, due primarily to borrowings under the BTFP of $500.0 million during the six months ended June 30, 2023.
During the six months ended June 30, 2023, the Company repurchased approximately 0.5 million shares of our common stock subject to an authorized and outstanding share buyback plan. Cash settlements for share repurchases during the first half of 2023 totaled $104.0 million. As of the date of this filing, there is $413.5 million worth of common stock shares that are available to be purchased pursuant to the existing repurchase authorization.
Adjusted Free Cash Flow
The definition of adjusted free cash flow, and the reasons why we believe it to be an important financial measure, can be found in the section titled Non-GAAP Financial Measures That Supplement GAAP Measures.
Adjusted free cash flow increased $265.0 million during the six months ended June 30, 2023 as compared to the same period in the prior year, reflecting an increase in borrowings under the BTFP as well as cash generated from operating activities, partially offset by an increase in purchases of current investment securities.
Financial Covenants
The Amended and Restated Credit Agreement contains customary affirmative and negative covenants affecting the Company and its subsidiaries, including covenants limiting the Company’s ability to, among other things, incur debt (including disqualified stock), grant liens, make certain investments, pay dividends, repurchase equity interests and sell assets, subject to certain exceptions. The Amended and Restated Credit Agreement also contains customary financial maintenance covenants, including a consolidated interest coverage ratio and a consolidated leverage ratio. The indenture associated with the Convertible Notes also includes customary covenants, including a debt incurrence covenant that restricts the Company from incurring certain indebtedness, including disqualified stock and preferred stock issued by the Company or its subsidiaries, subject to customary exceptions. At June 30, 2023, we were in compliance with such covenants. See Part II – Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources and Part II – Item 8 – Note 16, Financing and Other Debt, in our Annual Report on Form 10-K for the year ended December 31, 2022 for more information regarding these covenants.
Other Commitments, Contingencies and Contractual Obligations
On July 1, 2023, WEX Health signed a definitive agreement to acquire certain entities collectively referred to as Ascensus Health & Benefits, a line of business of Ascensus, which is a leading technology-enabled provider of employee health benefit accounts with a diversified portfolio of accounts including HSAs, FSAs, and others. Pursuant to the terms of the agreement, total consideration for the acquisition is expected to approximate $180 million, subject to certain standard working capital and other adjustments. We expect the transaction to close before year end, subject to regulatory approvals and other closing conditions.
Other than the upcoming Ascensus Health & Benefits acquisition, there were no material changes to our contractual obligations from the information previously provided in Item 7 of our Annual Report on Form 10–K for the year ended December 31, 2022.
Regulatory Matters
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

Critical Accounting Estimates
We have no material changes to our critical accounting estimates discussed in our Annual Report on Form 10–K for the year ended December 31, 2022.

Recently Adopted Accounting Standards
See Note 2, Significant Accounting Policies, to the condensed consolidated financial statements included in Part I, Item 1 of this Form 10–Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
As of June 30, 2023, we have no material changes to the market risk disclosures in our Annual Report on Form 10–K for the year ended December 31, 2022.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the principal executive officer and principal financial officer of WEX Inc., evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2023. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2023. “Disclosure controls and procedures” are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we are subject to legal proceedings and claims in the ordinary course of business, including but not limited to: commercial disputes; contract disputes; employment litigation; disputes regarding our intellectual property rights; alleged infringement or misappropriation by us of intellectual property rights of others; and, matters relating to our compliance with applicable laws and regulations. As of the date of this filing, we are not involved in any material legal proceedings and there are no material proceedings known to be contemplated by governmental authorities. We also were not involved in any material legal proceedings that were terminated during the three months ended June 30, 2023.
Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10–K for the year ended December 31, 2022, and in Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023, which could materially affect our business, financial condition or future results. The risk factors disclosure in our Annual Report on Form 10-K for the year ended December 31, 2022 and in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 is qualified by the information that is described in this Quarterly Report on Form 10-Q, including the risk factors set forth below. The risks described in our Annual Report on Form 10–K for the year ended December 31, 2022, in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 and in this Quarterly Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

To reflect a recent update to Utah state law, we are revising the risk factor included in our Annual Report on Form 10-K for the year ended December 31, 2022 under the heading, “Provisions in our charter documents, Delaware law, applicable banking laws and the Convertible Notes may delay or prevent our acquisition by a third party,” to read as follows:

Provisions in our charter documents, Delaware law, applicable banking laws and the Convertible Notes may delay or prevent our acquisition by a third party, and could adversely impact the market price of our common stock.

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

Under the Change in Bank Control Act of 1978, as amended (“CIBC Act”) and the FDIC’s regulations thereunder, any person, either individually or acting through or in concert with one or more other persons, must provide notice to, and effectively receive prior approval from, the FDIC before acquiring “control” of us. Under the CIBC Act, control is conclusive if, among other things, a person or company acquires 25 percent or more of any class of our voting stock. A rebuttable presumption of control arises if a person or company acquires 10 percent or more of any class of our voting stock.

Under the Utah Financial Institutions Act (“UFIA”), no person may acquire direct or indirect “control” of a depository institution without first receiving the formal written approval of the Utah DFI’s commissioner. Under the UFIA, control is defined to include having the power to vote 25 percent or more of any class of our voting securities. A rebuttable presumption of control arises if a person has the power, directly or indirectly, or through or in concert with one or more persons, to vote more than 10 percent but less than 25 percent of any class of our voting securities. Any person seeking to rebut a presumption of control is required to do so by submitting an application to the Utah DFI’s commissioner.

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

We are subject to risks associated with our strategic minority equity investments, including a loss of all or part of our invested capital, which could adversely affect our results of operations or fail to enhance stockholder value.

We have begun to make minority investments in the equity securities of third parties in connection with our strategic initiatives. These investments are inherently risky because the companies are typically early-stage and markets for their technologies or products may never materialize to the levels we expect. Further, we may not realize the anticipated commercial benefits of such investments. In addition, such investments are non-marketable and illiquid at the time of our initial investment, and the financial success and appreciation of our investment may be dependent on a liquidity event, such as a public offering, acquisition or other favorable market event. If the companies in which we invest experience financial distress and are unable to raise additional financing, we could lose all or part of our investment.

Furthermore, we may be unable to direct or influence management, operational decisions, compliance and other policies of such companies, which could result in additional financial and reputation risks. Additionally, other investors in these entities may have business goals and interests that are not aligned with ours, or may exercise their rights in a manner in which we do not approve. These circumstances could lead to delayed decisions or disputes and litigation with those other investors, all of which could have an impact on our reputation, business, financial condition and results of operations. If these entities seek additional financing, such financing or other transactions may result in further dilution of our ownership stakes and such transactions may occur at lower valuations than the investment transactions through which we acquired such interests, which could significantly decrease the fair values of our investments in those entities.

We have been and expect to continue to use artificial intelligence in our business, and challenges with properly managing its use could result in harm to our brand, reputation, business or customers, and adversely affect our results of operations.

We have been and expect to continue to use artificial intelligence (“AI”) solutions to assist in the development of our platform, offerings, services, products and in the use of internal tools that support our business. These applications may become increasingly important in our operations over time. This technology, which is a new and emerging technology that is in its early stages of commercial use, presents a number of risks inherent in its use, including risks related to cybersecurity and data practices. Additionally, AI algorithms are based on machine learning and predictive analytics, which can create accuracy issues, unintended biases and discriminatory outcomes that could harm our brand, reputation, business or customers. Further, our competitors or other third parties may incorporate AI into their business, services and products more rapidly or more successfully than us, which could hinder our ability to compete effectively and adversely affect our results of operations. Implementing the use of AI successfully, ethically and as intended, will require significant resources, including having the technical complexity and expertise required to develop, test and maintain our platform, offerings, services and products. In addition, we expect that there will continue to be new laws or regulations concerning the use of AI. It is possible that certain governments may seek to regulate, limit, or block the use of AI in our products and services or otherwise impose other restrictions that may hinder the usability or effectiveness of our products and services.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table presents the Company’s common stock repurchases during each month of the second quarter of 2023:

	Total Number of Shares Purchased	Average Price Paid per Share[2,3]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[1]
April 1 - April 30, 2023	—	$—	—	$416,616,070
May 1 - May 31, 2023	15,800	$167.37	15,800	$413,971,684
June 1 - June 30, 2023	3,000	$168.86	3,000	$413,465,103
Total	18,800	$167.60	18,800

1 Under an amended share buyback plan approved by our board of directors, announced on October 27, 2022, and extending through December 31, 2025, the Company is authorized to repurchase up to $650.0 million worth of common stock in the open market and through various other means.
2 Includes commissions paid on stock repurchases.
3 The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible one percent excise tax on the net value of certain stock repurchases made after December 31, 2022. All dollar amounts presented exclude such excise taxes, as applicable.

Item 5. Other Information.
During the three months ended June 30, 2023, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

 Item 6. Exhibits.

	Exhibit No.	Description
	3.1	Amended and Restated Certificate of Incorporation of WEX Inc. (incorporated by reference to Exhibit No. 3.1 to our Current Report on Form 8–K filed with the SEC on June 10, 2021)
	3.2	Amended and Restated By-Laws of WEX Inc. (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed with the SEC on December 13, 2022)
†	10.1	Offer letter, dated November 23, 2021, between WEX Inc. and Karen Stroup (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on April 27, 2023)
*	10.2
First Amendment to Amended and Restated Credit Agreement, dated as of April 24, 2023, by and among WEX Inc., the subsidiaries of WEX Inc. identified therein, each of the Revolving Credit Lenders party thereto and BANK OF AMERICA, N.A., as the Administrative Agent

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

WEX INC.

July 27, 2023	By:	/s/ Jagtar Narula
Jagtar Narula
Chief Financial Officer
(principal financial officer)