Form 10-Q
period 2023-09-30
WEX Inc.
filed 2023-10-27
CIK 1309108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
☐ Yes  ☒  No

Number of shares of common stock outstanding as of October 19, 2023 was 42,737,339.

Unless otherwise indicated or required by the context, the terms “we,” “us,” “our,” “WEX,” or the “Company,” in this Quarterly Report on Form 10–Q refers to WEX Inc. and all of its subsidiaries that are consolidated under Generally Accepted Accounting Principles in the United States.
FORWARD–LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for statements that are forward-looking and are not statements of historical facts. This Quarterly Report includes forward-looking statements including, but not limited to, statements about management’s plans and goals. Any statements in this Quarterly Report that are not statements of historical facts are forward-looking statements. When used in this Quarterly Report, the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. Forward-looking statements relate to our future plans, objectives, expectations and intentions and are not historical facts and accordingly involve known and unknown risks and uncertainties and other factors that may cause the actual results or performance to be materially different from future results or performance expressed or implied by these forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Quarterly Report and in oral statements made by our authorized officers:
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
•the uncertainties of litigation; as well as
•other risks and uncertainties identified in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 28, 2023, and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2023 and June 30, 2023, filed with the SEC on April 27, 2023 and July 27, 2023, respectively, and subsequent filings with the Securities and Exchange Commission.
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

Adjusted free cash flow
A non-GAAP measure that is calculated as cash flows from operating activities, adjusted for net purchases of current investment securities, capital expenditures, the change in net deposits, changes in borrowings under the BTFP and borrowed federal funds and certain other adjustments.

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

Amended and Restated Credit Agreement	Credit agreement entered into on July 1, 2016 (as amended from time to time) by and among the Company and certain of its subsidiaries, as borrowers, and Bank of America, N.A., as administrative agent on behalf of the lenders, as amended and restated on April 1, 2021 (and as amended from time to time thereafter).
Ascensus Acquisition	The acquisition from Ascensus, LLC of certain entities, which comprised the health and benefits business of Ascensus.
Average number of SaaS accounts	Represents the number of active consumer-directed health, COBRA, and billing accounts on our SaaS platforms
B2B	Business-to-Business
BTFP	The Federal Reserve Bank Term Funding Program, which provides liquidity to U.S. depository institutions
CODM	Chief Operating Decision Maker
Company	WEX Inc. and all entities included in the consolidated financial statements.
Convertible Notes	Convertible senior unsecured notes due on July 15, 2027 in an aggregate principal amount of $310.0 million with a 6.5 percent interest rate, issued July 1, 2020, which were repurchased by the Company and canceled by the trustee at the instruction of the Company on August 11, 2023.
Corporate Cash	Calculated in accordance with the terms of our consolidated leverage ratio in the Company’s Amended and Restated Credit Agreement.
Discovery Benefits	Discovery Benefits, Inc., an employee benefits administrator
DSUs	Deferred Stock Units held by non-employee directors.
FDIC	Federal Deposit Insurance Corporation
Federal Reserve Bank Discount Window	Monetary policy that allows WEX to borrow funds on a short-term basis to meet temporary shortages of liquidity caused by internal or external disruptions.
GAAP	Generally Accepted Accounting Principles in the United States
HSA	Health Savings Account
LIBOR	London Interbank Offered Rate
NAV	Net Asset Value
Net interchange rate	Represents the percentage of the dollar value of each payment processing transaction that WEX records as revenue from merchants, less certain discounts given to customers and network fees.
Net late fee rate	Net late fee rate represents late fee revenue as a percentage of fuel purchased by fleets that have a payment processing relationship with WEX.
Net payment processing rate	The percentage of each payment processing $ of fuel that the Company records as revenue from merchants less certain discounts given to customers and network fees.
Operating cash flow	Net cash provided by (used for) operating activities
Operating interest	Interest expense incurred on the operating debt obtained to provide liquidity for the Company’s short-term receivables or used for investing purposes in fixed income debt securities.
Over-the-road	Typically, heavy trucks traveling long distances.
Payment processing $ of fuel	Total dollar value of the fuel purchased by fleets that have a payment processing relationship with WEX.
Payment processing transactions	Total number of purchases made by fleets that have a payment processing relationship with the Company where the Company maintains the receivable for the total purchase.
PO Holding	PO Holding, LLC, a wholly-owned subsidiary of WEX Inc. and the direct parent of WEX Health.
Processing costs	Expenses related to processing transactions, servicing customers and merchants and costs of goods sold related to hardware and other product sales.
Purchase volume	Purchase volume in the Corporate Payments segment represents the total dollar value of all WEX-issued transactions that use WEX corporate card products and virtual card products. Purchase volume in the Benefits segment represents the total dollar value of all transactions where interchange is earned by WEX.

Redeemable non-controlling interest	The portion of the U.S. Benefits business’ net assets owned by a non-controlling interest holder, SBI, prior to the March 7, 2022 acquisition of SBI’s remaining interest in PO Holding.
SaaS	Software-as-a-Service

SBI	SBI Investments, Inc., which is owned by State Bankshares, Inc., and was a minority interest holder in PO Holding, LLC., a subsidiary of WEX Inc. and the direct parent of WEX Health.
SEC	Securities and Exchange Commission
Segment adjusted operating income	A non-GAAP measure that adjusts operating income to exclude specified items that the Company’s management excludes in evaluating segment performance, including unallocated corporate expenses, acquisition-related intangible amortization and other acquisition and divestiture related items, debt restructuring costs, stock-based compensation, impairment charges and other costs.
Service fees	Costs incurred from third-party networks utilized to deliver payment solutions and other third-parties utilized in performing services directly related to generating revenue.
SOFR	Secured Overnight Financing Rate
Topic 606	ASC Section 606, Revenue from Contracts with Customers
Total volume	Includes purchases on WEX-issued accounts as well as purchases issued by others, but using a WEX platform.
UDFI	Utah Department of Financial Institutions
U.S. Benefits business	(i) prior to March 31, 2021, WEX Health, Inc. and Discovery Benefits, LLC., collectively, (ii) from March 31, 2021 to June 1, 2021, WEX Health, Inc., (iii) from June 1, 2021 to April 30, 2022, WEX Health, Inc. and benefitexpress, collectively, and (iv) from April 30, 2022, WEX Health, Inc.
WEX	WEX Inc., unless otherwise indicated or required by the context
WEX Australia	WEX Card Holdings Australia Pty Ltd and its subsidiaries
WEX Bank	An industrial bank organized under the laws of the State of Utah, and wholly owned subsidiary of WEX, Inc.
WEX Europe Services	WEX Europe Service Limited, a European Mobility business
WEX Health	WEX Health, Inc., the Company’s healthcare technology and administration solutions provider/business.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
WEX INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues
Payment processing revenue	$313.3	$309.0	$901.9	$860.8
Account servicing revenue	161.5	138.3	475.1	415.9
Finance fee revenue	77.1	96.7	234.2	260.6
Other revenue	99.5	72.1	273.5	194.6
Total revenues	651.4	616.1	1,884.7	1,731.9
Cost of services
Processing costs	156.4	146.3	451.7	416.3
Service fees	18.5	16.6	54.7	47.2
Provision for credit losses	9.4	54.0	77.5	121.9
Operating interest	25.3	7.9	57.6	13.4
Depreciation and amortization	25.5	27.3	75.9	79.9
Total cost of services	235.1	252.1	717.4	678.6
General and administrative	116.6	86.5	311.7	248.7
Sales and marketing	82.8	80.9	241.6	235.3
Depreciation and amortization	42.0	38.9	125.4	118.2
Impairment charges	—	136.5	—	136.5
Operating income	174.9	21.3	488.6	314.7
Financing interest expense	(41.6)	(34.4)	(122.4)	(95.9)
Change in fair value of contingent consideration	(3.2)	(30.3)	(6.2)	(135.1)
Loss on extinguishment of Convertible Notes	(70.1)	—	(70.1)	—
Net foreign currency loss	(7.8)	(23.4)	(9.4)	(37.8)
Net unrealized (loss) gain on financial instruments	(7.8)	23.5	(20.1)	90.3
Income (loss) before income taxes	44.4	(43.3)	260.4	136.1
Income tax expense	26.0	0.8	78.7	57.3
Net income (loss)	18.4	(44.1)	181.7	78.8
Less: Net income from non-controlling interests	—	—	—	0.3
Net income (loss) attributable to WEX Inc.	18.4	(44.1)	181.7	78.5
Change in value of redeemable non-controlling interest	—	—	—	34.2
Net income (loss) attributable to shareholders	$18.4	$(44.1)	$181.7	$112.7

Net income (loss) attributable to shareholders per share:
Basic	$0.43	$(1.00)	$4.23	$2.53
Diluted	$0.42	$(1.00)	$4.18	$2.51
Weighted average common shares outstanding:
Basic	42.9	44.2	43.0	44.6
Diluted	43.4	44.2	43.5	45.0
See notes to the unaudited condensed consolidated financial statements.

WEX INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$18.4	$(44.1)	$181.7	$78.8

Other comprehensive loss, net of tax:
Unrealized losses on available-for-sale debt securities	(55.8)	(56.8)	(63.5)	(150.5)
Foreign currency translation	(22.0)	(42.3)	(15.7)	(83.8)
Other comprehensive loss, net of tax	(77.8)	(99.1)	(79.2)	(234.3)

Comprehensive (loss) income	(59.4)	(143.2)	102.5	(155.5)
Less: Comprehensive income attributable to non-controlling interests	—	—	—	0.3
Comprehensive (loss) income attributable to WEX Inc.	$(59.4)	$(143.2)	$102.5	$(155.8)
See notes to the unaudited condensed consolidated financial statements.

WEX INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)
(unaudited)

	September 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$957.8	$922.0
Restricted cash	1,159.1	937.8
Accounts receivable, net	4,053.5	3,275.7
Investment securities	2,625.2	1,395.3
Securitized accounts receivable, restricted	147.2	143.2
Prepaid expenses and other current assets	189.0	143.3
Total current assets	9,131.8	6,817.1
Property, equipment and capitalized software (net of accumulated depreciation of $592.6 in 2023 and $529.9 in 2022)	228.9	202.2
Goodwill	2,796.9	2,728.9
Other intangible assets (net of accumulated amortization of $1,302.5 in 2023 and $1,173.2 in 2022)	1,443.4	1,473.6
Investment securities	46.8	48.0
Deferred income taxes, net	11.6	13.4
Other assets	241.0	246.0
Total assets	$13,900.4	$11,529.2
Liabilities and Stockholders’ Equity
Accounts payable	$1,742.7	$1,365.8
Accrued expenses and other current liabilities	745.1	643.9
Restricted cash payable	1,158.4	937.1
Short-term deposits	4,252.8	3,144.6
Short-term debt, net	957.3	202.6
Total current liabilities	8,856.3	6,294.1
Long-term debt, net	2,650.1	2,522.2
Long-term deposits	115.5	334.2
Deferred income taxes, net	140.5	142.2
Other liabilities	441.7	587.1
Total liabilities	12,204.1	9,879.7
Stockholders’ Equity
Common stock $0.01 par value; 175.0 shares authorized; 49.9 shares issued in 2023 and 49.6 in 2022; 42.7 shares outstanding in 2023 and 43.2 in 2022	0.5	0.5
Additional paid-in capital	1,018.3	928.0
Retained earnings	1,672.2	1,490.5
Accumulated other comprehensive loss	(385.5)	(306.3)
Treasury stock at cost; 7.1 and 6.3 shares in 2023 and 2022, respectively	(609.2)	(463.2)
Total stockholders’ equity	1,696.3	1,649.5
Total liabilities and stockholders’ equity	$13,900.4	$11,529.2

See notes to the unaudited condensed consolidated financial statements.

WEX INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)
(unaudited)

	Common Stock Issued		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2023	49.6	$0.5	$928.0	$1,490.5	$(306.3)	$(463.2)	$1,649.5
Stock issued under share-based compensation plans	0.1	—	6.3	—	—	—	6.3
Share repurchases for tax withholdings	—	—	(8.8)	—	—	—	(8.8)
Stock-based compensation expense	—	—	25.3	—	—	—	25.3
Unrealized gain on available-for-sale debt securities	—	—	—	—	22.2	—	22.2
Purchase of shares of treasury stock	—	—	—	—	—	(92.8)	(92.8)
Foreign currency translation	—	—	—	—	0.8	—	0.8
Net income	—	—	—	68.0	—	—	68.0
Balance at March 31, 2023	49.7	$0.5	$950.8	$1,558.5	$(283.3)	$(556.0)	$1,670.5
Stock issued under share-based compensation plans	0.1	—	1.2	—	—	—	1.2
Share repurchases for tax withholdings	—	—	(6.6)	—	—	—	(6.6)
Purchase of shares of treasury stock	—	—	—	—	—	(3.2)	(3.2)
Stock-based compensation expense	—	—	35.9	—	—	—	35.9
Unrealized loss on available-for-sale debt securities	—	—	—	—	(29.9)	—	(29.9)
Foreign currency translation	—	—	—	—	5.5	—	5.5
Net income	—	—	—	95.3	—	—	95.3
Balance at June 30, 2023	49.8	$0.5	$981.3	$1,653.8	$(307.7)	$(559.2)	$1,768.7
Stock issued under share-based compensation plans	0.1	—	8.1	—	—	—	8.1
Share repurchases for tax withholdings	—	—	(1.6)	—	—	—	(1.6)
Purchase of shares of treasury stock	—	—	—	—	—	(50.0)	(50.0)
Stock-based compensation expense	—	—	30.5	—	—	—	30.5
Unrealized loss on available-for-sale debt securities	—	—	—	—	(55.8)	—	(55.8)
Foreign currency translation	—	—	—	—	(22.0)	—	(22.0)
Net income	—	—	—	18.4	—	—	18.4
Balance at September 30, 2023	49.9	$0.5	$1,018.3	$1,672.2	$(385.5)	$(609.2)	$1,696.3

WEX INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)
(in millions)
(unaudited)

	Common Stock Issued		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2022	49.3	$0.5	$844.1	$1,289.1	$(122.5)	$(172.3)	$1,838.8
Stock issued under share-based compensation plans	0.2	—	0.8	—	—	—	0.8
Share repurchases for tax withholdings	—	—	(12.2)	—	—	—	(12.2)
Stock-based compensation expense	—	—	23.7	—	—	—	23.7
Unrealized loss on available-for-sale debt securities	—	—	—	—	(51.7)	—	(51.7)
Change in value of redeemable non-controlling interest, net of $3.5 million of tax expense	—	—	—	34.2	—	—	34.2
Foreign currency translation	—	—	—	—	4.3	—	4.3
Net income	—	—	—	88.5	—	—	88.5
Balance at March 31, 2022	49.4	$0.5	$856.3	$1,411.9	$(169.9)	$(172.3)	$1,926.5
Stock issued under share-based compensation plans	0.1	—	2.3	—	—	—	2.3
Share repurchases for tax withholdings	—	—	(3.1)	—	—	—	(3.1)
Purchase of shares of treasury stock	—	—	—	—	—	(80.6)	(80.6)
Stock-based compensation expense	—	—	24.9	—	—	—	24.9
Unrealized loss on available-for-sale debt securities	—	—	—	—	(42.1)	—	(42.1)
Foreign currency translation	—	—	—	—	(45.7)	—	(45.7)
Net income	—	—	—	34.1	—	—	34.1
Balance at June 30, 2022	49.5	$0.5	$880.5	$1,446.0	$(257.7)	$(252.9)	$1,816.4
Stock issued under share-based compensation plans	—	—	0.7	—	—	—	0.7
Share repurchases for tax withholdings	—	—	(1.9)	—	—	—	(1.9)
Purchase of shares of treasury stock	—	—	—	—	—	(69.0)	(69.0)
Stock-based compensation expense	—	—	28.2	—	—	—	28.2
Unrealized loss on available-for-sale debt securities	—	—	—	—	(56.8)	—	(56.8)
Foreign currency translation	—	—	—	—	(42.3)	—	(42.3)
Net loss	—	—	—	(44.1)	—	—	(44.1)
Balance at September 30, 2022	49.5	$0.5	$907.5	$1,401.8	$(356.8)	$(322.0)	$1,631.1

See notes to the unaudited condensed consolidated financial statements.

WEX INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net income	$181.7	$78.8
Adjustments to reconcile net income to net cash provided by operating activities:
Change in fair value of contingent consideration	6.2	135.1
Stock-based compensation	91.7	76.8
Depreciation and amortization	201.3	198.1
Deferred tax benefit	(0.4)	(54.1)
Provision for credit losses	77.5	121.9
Impairment charges	—	136.5
Loss on extinguishment of Convertible Notes	70.1	—
Other non-cash adjustments	43.7	(41.6)
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable and securitized accounts receivable	(842.0)	(1,147.8)
Prepaid expenses and other current and other long-term assets	(27.7)	(11.2)
Accounts payable	387.4	568.4
Accrued expenses and other current and long-term liabilities	(12.6)	34.9
Income taxes	(30.9)	10.8
Net cash provided by operating activities	146.0	106.6

Cash flows from investing activities
Purchases of property, equipment and capitalized software	(101.7)	(75.5)
Purchase of other investments	(5.0)	—
Purchases of available-for-sale debt securities	(1,448.6)	(633.0)
Sales and maturities of available-for-sale debt securities	144.1	48.0
Acquisition of intangible assets	(4.5)	(3.3)
Acquisitions, net of cash and restricted cash acquired	(155.7)	—
Net cash used for investing activities	(1,571.4)	(663.9)

Cash flows from financing activities
Purchase of treasury shares	(152.6)	(149.6)
Net change in deposits	889.9	960.6
Net change in restricted cash payable	213.1	350.1
Borrowings on revolving credit facility	2,479.7	1,825.4
Repayments on revolving credit facility	(2,008.1)	(1,857.0)
Repayments on term loans	(47.5)	(47.5)
Repurchase of Convertible Notes	(368.9)	—
Borrowings on BTFP	750.0	—
Repayments on BTFP	(250.0)	—
Net change in borrowed federal funds	260.1	—
Net borrowings on other debt	(4.8)	34.9
Payments of deferred and contingent consideration	(52.2)	—
Other financing activities	(3.4)	(13.3)
Net cash provided by financing activities	1,705.3	1,103.5
Effect of exchange rates on cash, cash equivalents and restricted cash	(22.8)	(101.5)
Net change in cash, cash equivalents and restricted cash	257.1	444.7
Cash, cash equivalents and restricted cash, beginning of period(a)	1,859.8	1,256.8
Cash, cash equivalents and restricted cash, end of period(a)	$2,116.9	$1,701.5

WEX INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in millions)
(unaudited)

The following table provides supplemental disclosure of non-cash investing and financing activities:

	Nine Months Ended September 30,
	2023	2022
Capital expenditures incurred but not paid	$9.0	$7.4
Maturities of available-for-sale debt securities, unsettled as of period-end	15.0	—
Initial deferred liability from acquisition of remaining interest in PO Holding	—	216.6

(a) The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within our condensed consolidated balance sheets to amounts within our condensed consolidated statements of cash flows.

	Nine Months Ended September 30,
	2023	2022
Cash and cash equivalents at beginning of period	$922.0	$588.9
Restricted cash at beginning of period	937.8	667.9
Cash, cash equivalents and restricted cash at beginning of period	$1,859.8	$1,256.8

Cash and cash equivalents at end of period	$957.8	$759.4
Restricted cash at end of period	1,159.1	942.1
Cash, cash equivalents and restricted cash at end of period	$2,116.9	$1,701.5

See notes to the unaudited condensed consolidated financial statements.

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Basis of Presentation
The accompanying condensed consolidated financial statements, which include the accounts of WEX Inc. and its subsidiaries, have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10–Q and Rule 10–01 of Regulation S–X. Accordingly, they exclude certain disclosures required by GAAP for a complete set of financial statements. Unless the context suggests otherwise, references in this Quarterly Report on Form 10-Q to “WEX,” the “Company,” “we” or “our” refer to WEX Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
In the opinion of management, all adjustments considered necessary for a fair presentation in accordance with GAAP, which are of a normal recurring nature, have been included. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results for any future periods or the year ending December 31, 2023. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements that are included in the Company’s Annual Report on Form 10–K for the year ended December 31, 2022, filed with the SEC on February 28, 2023 (“2022 Annual Report”).
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
Reclassifications
Beginning December 31, 2022, within the condensed consolidated statements of cash flows, accrued expenses are combined with other current and long-term liabilities within cash flows from operating activities and the change in restricted cash payable is presented separately. The change in restricted cash payable, which had previously been presented within cash flows from operating activities, is now reflected within cash flows from financing activities. Prior period amounts have been reclassified to conform to the current period presentation, which includes the reclassification of restricted cash payable inflows of $350.1 million from operating cash flows to financing cash flows for the nine months ended September 30, 2022.

2.	Significant Accounting Policies
Significant Accounting Policies
The significant accounting policies used in preparation of these condensed consolidated financial statements as of and for the nine months ended September 30, 2023, are consistent with those discussed in “Note 1, Basis of Presentation and Summary of Significant Accounting Policies” to the consolidated financial statements in our 2022 Annual Report.
Recent Accounting Pronouncements
There are no recent accounting pronouncements adopted during the nine months ended September 30, 2023, or not yet adopted as of September 30, 2023, that could have a material effect on our financial statements.

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
The following tables disaggregate the Company’s consolidated revenues, substantially all of which relate to services transferred to the customer over time:

	Three Months Ended September 30, 2023
(In millions)	Mobility	Corporate Payments	Benefits	Total
Topic 606 revenues
Payment processing revenue	$176.9	$115.8	$20.6	$313.3
Account servicing revenue	5.4	10.5	108.5	124.4
Other revenue	24.7	—	6.9	31.6
Total Topic 606 revenues	$207.0	$126.3	$136.0	$469.3
Non-Topic 606 revenues	143.1	8.9	30.1	182.1
Total revenues	$350.1	$135.2	$166.1	$651.4

	Three Months Ended September 30, 2022
(In millions)	Mobility	Corporate Payments	Benefits	Total
Topic 606 revenues
Payment processing revenue	$188.6	$101.5	$18.9	$309.0
Account servicing revenue	4.7	10.7	85.9	101.4
Other revenue	21.3	0.1	7.5	28.9
Total Topic 606 revenues	$214.6	$112.3	$112.4	$439.4
Non-Topic 606 revenues	163.5	1.6	11.7	176.8
Total revenues	$378.1	$114.0	$124.1	$616.1

	Nine Months Ended September 30, 2023
(In millions)	Mobility	Corporate Payments	Benefits	Total
Topic 606 revenues
Payment processing revenue	$520.6	$310.6	$70.7	$901.9
Account servicing revenue	14.3	31.7	319.8	365.8
Other revenue	69.2	—	20.9	90.1
Total Topic 606 revenues	$604.1	$342.3	$411.4	$1,357.8
Non-Topic 606 revenues	428.5	19.6	78.8	526.9
Total revenues	$1,032.6	$361.9	$490.2	$1,884.7

	Nine Months Ended September 30, 2022
(In millions)	Mobility	Corporate Payments	Benefits	Total
Topic 606 revenues
Payment processing revenue	$542.9	$255.2	$62.7	$860.8
Account servicing revenue	13.6	31.9	256.1	$301.6
Other revenue	63.5	0.5	23.9	87.9
Total Topic 606 revenues	$620.0	$287.6	$342.8	$1,250.3
Non-Topic 606 revenues	456.5	4.1	21.1	481.6
Total revenues	$1,076.5	$291.6	$363.8	$1,731.9

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

(In millions)
Contract balance	Location on the condensed consolidated balance sheets	September 30, 2023	December 31, 2022
Receivables[1]	Accounts receivable, net	$39.3	$53.6
Contract assets	Prepaid expenses and other current assets	17.4	13.6
Contract assets	Other assets	34.6	37.9
Contract liabilities	Accrued expenses and other current liabilities	15.3	8.1
Contract liabilities	Other liabilities	80.5	87.0
1 The significant decrease in receivables is due to the sale of certain accounts receivable invoices under our Benefits securitization facility, which is described more fully within Note 11, Off-Balance Sheet Arrangements.

During the three and nine months ended September 30, 2023, the Company recognized revenue of $2.2 million and $4.8 million, respectively, related to contract liabilities existing as of December 31, 2022.

Remaining Performance Obligations
The Company’s unsatisfied or partially unsatisfied performance obligations as of September 30, 2023 represent the remaining minimum monthly fees on a portion of contracts across the lines of business, deferred revenue associated with stand ready payment processing obligations and contractually obligated professional services yet to be provided by the Company. The total remaining performance obligations below are not indicative of the Company’s future revenue, as they relate to a small portion of the Company’s operations.
The following table includes revenue expected to be recognized related to remaining performance obligations at the end of the indicated reporting period.

(In millions)	Remaining 2023	2024	2025	2026	2027	2028	Thereafter	Total
Minimum monthly fees[1]	$16.6	$39.7	$19.6	$7.2	$4.3	$2.8	$0.8	$91.0
Other[2]	5.6	17.1	25.0	33.3	36.0	5.9	—	122.9
Total remaining performance obligations	$22.3	$56.7	$44.5	$40.5	$40.3	$8.7	$0.8	$213.9
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
Business Acquisition
On September 1, 2023, WEX Health completed the acquisition from Ascensus, LLC (the “Ascensus Acquisition”) of certain entities (the “Ascensus Acquired Entities”), which comprised the health and benefits business of Ascensus and are technology-enabled providers of employee health benefit accounts including HSAs, FSAs, and other benefit accounts. The Ascensus Acquisition expands WEX’s current footprint in the Benefits segment, while also enhancing and expanding Affordable Care Act compliance and verification capabilities. Pursuant to the terms of the agreement, WEX Health consummated the acquisition for total consideration of approximately $182.3 million, subject to certain working capital and other adjustments.
The table below summarizes the preliminary allocation of fair value to the assets acquired and liabilities assumed on the date of acquisition under the acquisition method of accounting. These fair values may continue to be revised during the measurement period as third-party valuations on the intangible assets are finalized, further information becomes available and additional analyses are performed, and those adjustments could have a material impact on the purchase price allocation.

(In millions)
Cash consideration transferred, net of $26.7 million in cash and restricted cash acquired	$155.7
Less:
Accounts receivable	7.3
Customer relationships(1)(5)	52.7
Developed technology(2)(5)	6.6
Strategic partner relationships(3)(5)	14.0
Custodial rights(4)(5)	23.2
Other assets	3.8
Accrued expenses and other current liabilities	(6.5)
Restricted cash payable	(25.7)
Other liabilities	(2.7)
Recorded goodwill	$83.0
(1) Weighted average life - 5.3 years
(2) Weighted average life - 2.2 years
(3) Weighted average life - 1.2 years
(4) Weighted average life - 4.9 years
(5) The weighted average useful life of all amortizable intangible assets acquired in this business combination is 4.4 years.
Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the anticipated synergies of acquiring the business. The goodwill recognized as a result of the acquisition is expected to be deductible for tax purposes.
Since the acquisition date through September 30, 2023, the Ascensus Acquired Entities have not contributed significantly to the Company’s total revenues and net income before taxes. No pro forma information has been included in these financial statements, as the operations of the Ascensus Acquired Entities for the period that they were not part of the Company are not material to the Company’s revenues, net income or earnings per share.
The Company incurred and expensed costs directly related to completed acquisitions of $4.3 million during the three and nine months ended September 30, 2023. Acquisition-related costs are included within general and administrative expenses in the condensed consolidated statement of operations.

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Asset Acquisition
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
Other Investments
During the nine months ended September 30, 2023, the Company made minority equity investments in EV-focused companies totaling $5.0 million, over which we do not exert significant influence. Due to the lack of a readily determinable fair value, these investments will be measured at cost less any impairment until a specific remeasurement event occurs. The equity investments are recorded within other assets on our condensed consolidated balance sheets.

5.	Accounts Receivable, Net
Accounts receivable consists of amounts billed to and due from customers across a wide range of industries and other third parties. The Company often extends short-term credit to cardholders by paying the merchant for the purchase price less the fees it retains and records as revenue, then subsequently collecting the total purchase price from the cardholder. The Company also extends revolving credit to certain small fleets. The Company had approximately $156.1 million and $157.8 million in gross receivables with revolving credit balances as of September 30, 2023 and December 31, 2022, respectively.

The allowance for accounts receivable consists of reserves for both credit and fraud losses, reflecting management’s current estimate of uncollectible balances on its accounts receivable. The following tables present changes in the accounts receivable allowances by portfolio segment:

	Three Months Ended September 30, 2023
(In millions)	Mobility	Corporate Payments	Benefits	Total
Balance, beginning of period	$96.2	$14.5	$1.3	$112.0
Provision for credit losses[1]	12.2	(3.9)	1.1	9.4
Charges to other accounts[2]	6.8	—	0.5	7.3
Charge-offs	(32.1)	(0.5)	(0.2)	(32.8)
Recoveries of amounts previously charged-off	5.6	—	—	5.6
Currency translation	(0.3)	(0.2)	—	(0.5)
Balance, end of period	$88.4	$9.9	$2.7	101.0

	Three Months Ended September 30, 2022
(In millions)	Mobility	Corporate Payments	Benefits	Total
Balance, beginning of period	$89.2	$10.4	$1.0	$100.6
Provision for credit losses[1]	53.0	0.7	0.3	54.0
Charges to other accounts[2]	11.3	—	—	11.3
Charge-offs	(65.1)	(0.8)	(0.2)	(66.0)
Recoveries of amounts previously charged-off	3.6	—	—	3.6
Currency translation	(0.6)	(0.6)	—	(1.2)
Balance, end of period	$91.4	$9.7	$1.2	$102.3

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Nine Months Ended September 30, 2023
(In millions)	Mobility	Corporate Payments	Benefits	Total
Balance, beginning of period	$94.6	$14.4	$0.8	$109.9
Provision for credit losses[1]	78.5	(2.5)	1.5	77.5
Charges to other accounts[2]	22.1	—	0.6	22.6
Charge-offs	(122.8)	(2.0)	(0.2)	(125.0)
Recoveries of amounts previously charged-off	16.3	—	—	16.3
Currency translation	(0.3)	—	—	(0.3)
Balance, end of period	$88.4	$9.9	$2.7	$101.0

	Nine Months Ended September 30, 2022
(In millions)	Mobility	Corporate Payments	Benefits	Total
Balance, beginning of period	$55.8	$9.9	$0.6	$66.3
Provision for credit losses[1]	118.7	2.1	1.1	121.9
Charges to other accounts[2]	29.9	0.2	(0.1)	30.0
Charge-offs	(120.4)	(1.2)	(0.4)	(122.1)
Recoveries of amounts previously charged-off	8.8	—	—	8.8
Currency translation	(1.4)	(1.3)	—	(2.6)
Balance, end of period	$91.4	$9.7	$1.2	$102.3
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
Concentration of Credit Risk
The receivables portfolio primarily consists of a large group of homogeneous balances across a wide range of industries, which are collectively evaluated for impairment. No individual customer had a receivable balance representing 10 percent or more of the outstanding receivables balance at September 30, 2023 or December 31, 2022. The following table presents the outstanding balance of trade accounts receivable that are less than 30 and 60 days past due, shown in each case as a percentage of total trade accounts receivable:

Delinquency Status	September 30, 2023	December 31, 2022
Less than 30 days past due	98%	98%
Less than 60 days past due	99%	99%

6.	Repurchases of Common Stock
Under share buyback plans, which may be authorized by our board of directors from time to time, the Company may repurchase up to specified dollar values of shares of its common stock through open market purchases, privately negotiated transactions, block trades or otherwise.
During the three and nine months ended September 30, 2023, the Company repurchased approximately 0.3 million and 0.8 million shares, respectively, pursuant to a previously approved and announced repurchase program. The total repurchases were recorded as treasury stock of $146.0 million in our condensed consolidated balance sheet. Such cost reflects the applicable one percent excise tax imposed by the Inflation Reduction Act of 2022 on the net value of certain stock repurchases made after December 31, 2022. During the three and nine months ended September 30, 2022, the Company repurchased approximately 0.4 million and 1.0 million shares, respectively, pursuant to a previously approved and announced repurchase program, which was collectively recorded as treasury stock of $149.6 million in our condensed consolidated balance sheet.

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

7.	Earnings per Share
Basic earnings per share is computed by dividing net income attributable to shareholders by the weighted average number of shares of common stock and vested DSUs outstanding during the year. The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that diluted earnings per share includes the impact of convertible securities under the “if-converted” method if the effect of such securities would be dilutive and includes the assumed exercise of dilutive options, the assumed issuance of unvested RSUs, performance-based awards for which the performance condition has been met as of the date of determination and contingently issuable shares that would be issuable if the end of the reporting period was the end of the contingency period, using the treasury stock method unless the effect is anti-dilutive. The treasury stock method assumes that proceeds, including cash received from the exercise of employee stock options and the average unrecognized compensation expense for unvested share-based compensation awards, would be used to purchase the Company’s common stock at the average market price during the period.
The following table summarizes net income attributable to shareholders and reconciles basic and diluted shares outstanding used in the earnings per share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022

Net income (loss) attributable to shareholders	$18.4	$(44.1)	$181.7	$112.7

Weighted average common shares outstanding – Basic	42.9	44.2	43.0	44.6
Dilutive impact of share-based compensation awards[1]	0.5	—	0.5	0.3
Weighted average common shares outstanding – Diluted [2]	43.4	44.2	43.5	45.0
1 For both the three and nine months ended September 30, 2023, 0.4 million of outstanding share-based compensation awards were excluded from the computation of diluted earnings per share under the treasury stock method, as the effect of including those shares would be anti-dilutive. During both the three and nine months ended September 30, 2022, 0.6 million of outstanding share-based compensation awards were excluded from the computation of diluted earnings per share under the treasury stock method, as the effect of including those shares would be anti-dilutive. Additionally, 0.3 million incremental shares, which would otherwise have been dilutive but for the Company’s net loss position, are excluded from the table above for the three months ended September 30, 2022 as the effect of including those shares would be anti-dilutive.
2 Under the “if-converted” method, shares of the Company’s common stock associated with the assumed conversion of the Convertible Notes were excluded from diluted shares for the three and nine months ended September 30, 2023 and 2022 as the effect of including such shares would have been anti-dilutive. During August 2023, the Company repurchased all of the Company’s outstanding Convertible Notes. For further information regarding the Convertible Notes and their repurchase and cancellation, see Note 10, Financing and Other Debt.

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
A summary of the Company’s amended interest rate swap contracts with a collective notional amount of $1.1 billion outstanding as of September 30, 2023 is as follows:

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
2 Counterparties pay floating rate equal to the one-month USD-SOFR CME Term.
3 Counterparty pays floating rate equal to the one-month USD-SOFR CME Term, plus a spread of 0.114 percent.
The following table presents information on the location and amounts of interest rate swap gains and losses:

(In millions)		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives Not Designated as Hedging Instruments	Location of (Loss) Gain Recognized in the Condensed Consolidated Statement of Operations	2023	2022	2023	2022
Interest rate swap contracts – unrealized portion	Net unrealized gain (loss) on financial instruments	$(6.9)	$24.6	$(19.4)	$93.5
Interest rate swap contracts – realized portion	Financing interest expense	$12.3	$3.7	$36.0	$(5.2)
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
The following table presents the composition of deposits, which are classified as short-term or long-term based on their contractual maturities:

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

(In millions)	September 30, 2023	December 31, 2022
Customer deposits	$227.6	$146.7
Contractual deposits with maturities within 1 year[1,2]	1,037.3	770.7
Interest-bearing money market deposits[1]	217.9	157.2
HSA deposits[3]	2,770.0	2,070.0
Short-term contractual deposits	$4,252.8	$3,144.6
Contractual deposits with maturities greater than 1 year and less than 5 years[1,2]	115.5	334.2
Total deposits	$4,368.3	$3,478.8

Weighted average cost of HSA deposits outstanding	0.11%	0.04%
Weighted average cost of funds on contractual deposits outstanding	4.34%	1.48%
Weighted average cost of interest-bearing money market deposits outstanding	5.47%	4.45%
1 As of September 30, 2023 and December 31, 2022, all certificates of deposit and money market deposits were in denominations of $250,000 or less, corresponding to FDIC deposit insurance limits.
2 Includes certificates of deposit and certain money market deposits, which have a fixed maturity and substantially fixed interest rates.
3 HSA deposits are recorded within short-term deposits on the condensed consolidated balance sheets as the funds can be withdrawn by the account holders at any time.

10.	Financing and Other Debt
The following tables summarize the Company’s total outstanding debt as of September 30, 2023 and December 31, 2022.

	As of September 30, 2023		As of December 31, 2022
(In millions)	Balance Outstanding	Interest Rate	Balance Outstanding	Interest Rate
Short term debt:
Securitized debt	$99.9	5.80%	$110.6	3.83%
Participation debt	41.5	7.72%	39.0	6.64%
Borrowed federal funds	760.0	5.43%	—	—%
Current portion of long-term debt (net of $7.5 million in unamortized debt issuance costs/discounts)	55.9	**	53.1	**
Total short term debt, net	$957.3		$202.6

** Provided for the total Amended and Restated Credit Agreement borrowings below.

	Balance Outstanding at:
(In millions)	September 30, 2023	December 31, 2022
Long-term debt:
Amended and Restated Credit Agreement:
Tranche A Term Loans due April 2026[1]	$856.1	$892.8
Tranche B Term Loans due April 2028[2]	1,406.0	1,416.8
Borrowings on Revolving Credit Facility due April 2026[1]	471.6	—
Total borrowings under the Amended and Restated Credit Agreement[3]	2,733.7	2,309.6
6.5% Convertible Notes due July 2027	—	310.0
Total long-term debt[4]	2,733.7	2,619.6
Less total unamortized debt issuance costs/discounts	(27.7)	(44.3)
Less current portion of long-term debt (net of $7.5 million in unamortized debt issuance costs/discounts)	(55.9)	(53.1)
Long-term debt, net	$2,650.1	$2,522.2

1 Bears interest at variable rates, at the Company’s option, plus an applicable margin determined based on the Company’s consolidated leverage ratio. Outstanding borrowings under the Revolving Credit Facility are classified as long-term given they can be rolled forward with interest rate resets through maturity.

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

2 Bears interest at variable rates, at the Company’s option, plus an applicable margin, which is fixed at 1.25 percent for base rate borrowings and 2.25 percent with respect to Term SOFR borrowings.
3 As of September 30, 2023 and December 31, 2022, amounts outstanding under the Amended and Restated Credit Agreement bore a weighted average effective interest rate of 7.3 percent and 6.4 percent, respectively. The Company maintains interest rate swap contracts to manage the interest rate risk associated with its outstanding variable-interest rate borrowings. See Note 8, Derivative Instruments for further discussion.
4 See Note 13, Financial Instruments − Fair Value and Concentrations of Credit Risk for information regarding the fair value of the Company’s debt.

(In millions)	September 30, 2023	December 31, 2022
Supplemental information under Amended and Restated Credit Agreement:
Letters of credit[1]	$33.2	$31.1
Remaining borrowing capacity on Revolving Credit Facility[2]	$925.2	$898.9
1 Primarily collateralizing Corporate Payments processing activity.
2 September 30, 2023 balance is reflective of the increased commitments resulting from the Third Amendment to Amended and Restated Credit Agreement entered into September 26, 2023. Borrowing capacity is contingent on maintaining compliance with the financial covenants as defined in the Company’s Amended and Restated Credit Agreement. The Company pays a quarterly commitment fee at a rate per annum ranging from 0.25 percent to 0.50 percent of the daily unused portion of the Revolving Credit Facility (which was 0.25 percent at September 30, 2023 and 0.30 percent at December 31, 2022) determined based on the Company’s consolidated leverage ratio.

Amended and Restated Credit Agreement
As part of the Amended and Restated Credit Agreement, we have senior secured tranche A term loans (the “Tranche A Term Loans”), senior secured tranche B term loans (the “Tranche B Term Loans”) and revolving credit commitments. On September 26, 2023, the Company entered into the Third Amendment to Amended and Restated Credit Agreement, which increased the revolving credit commitments from an aggregate amount of $930.0 million to $1,430.0 million under the Company’s secured revolving credit facility (the “Revolving Credit Facility”). No other substantive changes were made to the Amended and Restated Credit Agreement as part of this amendment.
On April 24, 2023, the Company’s Amended and Restated Credit Agreement was amended solely for the purpose of replacing the current reference rate with the USD LIBOR successor rate, SOFR (including an applicable credit spread adjustment). On August 10, 2023, the Amended and Restated Credit Agreement was further amended solely to modify the definition of Operating Indebtedness (as defined in the Amended and Restated Credit Agreement) to include any indebtedness incurred by certain subsidiaries of the Company pursuant to the BTFP. Under the Amended and Restated Credit Agreement, Operating Indebtedness is excluded from our Consolidated Funded Indebtedness, which is used to calculate the Company’s Consolidated Leverage Ratio (all capitalized terms in this sentence are as defined in the Amended and Restated Credit Agreement). No other substantive changes were made to the Amended and Restated Credit Agreement as part of these amendments.
Convertible Notes
On August 11, 2023 (the “Repurchase Date”), the Company entered into a privately negotiated repurchase agreement with the holder of our Convertible Notes, WP Bronco Holdings, LLC (the “Seller”), an affiliate of funds managed by Warburg Pincus LLC (a related party), to repurchase all of the outstanding $310.0 million aggregate principal amount of the Company’s Convertible Notes at 119 percent of par for a total purchase price of $370.4 million, inclusive of accrued and unpaid interest from and including July 15, 2023, to, but excluding, the Repurchase Date. At the time of repurchase, the net carrying amount of the Convertible Notes was $298.8 million, resulting in a loss on extinguishment of $70.1 million, which has been recorded within nonoperating expense on the condensed consolidated statement of operations for the three and nine months ended September 30, 2023. Upon repurchase, the obligations of the Company to the Seller of the Notes were satisfied in full and the Convertible Notes were canceled by the trustee at the instruction of the Company.
As of December 31, 2022, unamortized debt issuance costs and debt discount were $12.7 million. The Convertible Notes had an effective interest rate of 7.5 percent at December 31, 2022 and through the Repurchase Date. The following table sets forth total interest expense recognized for the Convertible Notes:

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Interest on 6.5 percent coupon	$2.3	$5.0	$12.4	$15.1
Amortization of debt discount and debt issuance costs	0.3	0.6	1.5	1.7
	$2.6	$5.6	$13.9	$16.8

For additional information regarding the Company’s Convertible Notes, see Part II - Item 8 - Note 16, Financing and Other Debt, in our Annual Report on Form 10-K for the year ended December 31, 2022.

Debt Securitization Facilities
Through September 30, 2023, the Company was party to two securitized debt agreements with MUFG Bank, Ltd., which expire in April 2024, unless otherwise agreed to in writing by the parties. Under the terms of these agreements, each month on a revolving basis, the Company sells certain of its Australian and European receivables to bankruptcy-remote subsidiaries consolidated by the Company, which in turn use the receivables as collateral to issue securitized debt. Amounts collected on the securitized receivables are restricted to pay the securitized debt and are not available for general corporate purposes. The Company pays interest on the outstanding balance of the securitized debt based on variable interest rates plus an applicable margin.
During the third quarter of 2023, the Company entered into a new securitized debt facility with Australia and New Zealand Banking Group Limited (“ANZ”). During October 2023, the Company terminated its existing Australian securitized debt agreement with MUFG Bank, Ltd. and the new facility with ANZ became effective. Under the new facility, the Company will continue to pay interest on the outstanding balance of the securitized debt based on a variable interest rate plus an applicable margin.

Participation Debt
From time to time, WEX Bank enters into participation agreements with third-party banks to fund customers’ balances that exceed WEX Bank’s lending limit to individual customers. Associated unsecured borrowings generally carry a variable interest rate set according to an applicable reference rate plus a margin, which ranged from 2.25 percent to 2.50 percent as of September 30, 2023 and December 31, 2022. As of September 30, 2023, the Company’s participation agreements allow for total borrowings of up to $60.0 million and expire at various points up to May 2024, unless otherwise agreed to in writing by the parties.
Borrowed Federal Funds
WEX Bank borrows from short-term uncommitted federal funds lines to supplement the financing of the Company’s accounts receivable. WEX Bank had $260.0 million in outstanding borrowings under these federal funds lines of credit as of September 30, 2023 and no borrowings as of December 31, 2022.
On March 12, 2023, the Federal Reserve Board announced the BTFP, which provides liquidity to U.S. depository institutions. Under the BTFP, WEX Bank is able to refinance outstanding obligations without penalty. During the third quarter of 2023, the Company refinanced certain outstanding borrowings through the repayment and subsequent borrowing of $250.0 million. As of September 30, 2023, WEX Bank had $500.0 million in outstanding borrowings under the BTFP, $250.0 million due in June of 2024 with an interest rate of 5.39 percent and $250.0 million due in July of 2024 with an interest rate of 5.36 percent. At September 30, 2023, debt securities with a par value of $800.3 million and fair value of $688.3 million were pledged as collateral.
As of September 30, 2023, WEX Bank pledged $249.1 million of fleet customer receivables held by WEX Bank to the Federal Reserve Bank as collateral for potential borrowings through the Federal Reserve Bank Discount Window. Amounts that can be borrowed are based on the amount of collateral pledged and was $202.3 million as of September 30, 2023. WEX Bank had no borrowings outstanding on this line of credit through the Federal Reserve Bank Discount Window as of September 30, 2023 and December 31, 2022.

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

11.	Off-Balance Sheet Arrangements
WEX Europe Services and WEX Bank Accounts Receivable Factoring
WEX Europe Services and WEX Bank are each party to separate accounts receivable factoring arrangements with unrelated third-party financial institutions to sell certain of their accounts receivable balances. Each subsidiary continues to service these receivables post-transfer with no participating interest. The Company obtained true-sale opinions from independent attorneys, stating that each respective factoring agreement provides legal isolation upon bankruptcy or receivership under local law. As such, transfers under these arrangements are treated as a sale and are accounted for as a reduction in trade accounts receivable because effective control of the receivables is transferred to the buyers. Proceeds received, which are recorded net of applicable costs or negotiated discount rates, are recorded in operating activities in the condensed consolidated statements of cash flows. Losses on factoring were $3.0 million and $7.4 million for the three and nine months ended September 30, 2023. For the three and nine months ended September 30, 2022, losses on factoring were immaterial. Losses on factoring are recorded within cost of services in the condensed consolidated statements of operations.
The WEX Europe Services agreement automatically renews each January 1 unless either party gives not less than 90 days written notice of their intention to withdraw. Under this agreement, accounts receivable are sold without recourse to the extent that the customer balances are maintained at or below the credit limit established by the buyer. The Company maintains the risk of default on any customer receivable balances in excess of the buyer’s credit limit, which were immaterial as of September 30, 2023. The Company sold $139.6 million and $422.9 million of accounts receivable during the three and nine months ended September 30, 2023, respectively, and sold $149.6 million and $454.2 million of accounts receivable during the three and nine months ended September 30, 2022, respectively, under this arrangement.
The WEX Bank agreement extends through August 1, 2024, after which the agreement can be renewed for successive one-year periods assuming WEX Bank provides advance written notice that is accepted by the purchaser. The Company sold $4.0 billion and $9.1 billion of trade accounts receivable during the three and nine months ended September 30, 2023 and $2.3 billion and $4.6 billion during the three and nine months ended September 30, 2022, respectively, under this arrangement.
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
While WEX Health continues to service the receivables sold to the financial institution under the facility, WEX does not retain effective control of the transferred receivables, derecognizes the assets and accounts for these transfers as sales. The revolving limit of the facility is $35.0 million, with an initial term through April 2026, which can be extended for an additional period of up to three years. The SPE can voluntarily terminate the facility at any time, subject to 30 days’ notice. The SPE pays interest on the amount funded by the financial institution based on variable interest rates, which was immaterial for the three and nine months ended September 30, 2023 and reflected within operating interest on the condensed consolidated statements of operations.
The third-party financial institution has a first priority security interest in all assets of the SPE, and the SPE has not granted a security interest to any other parties. In addition, WEX Inc. has provided a performance guarantee to the third-party financial institution with respect to WEX Health’s obligations as originator and servicer under the facility.
The Company sold approximately $43.9 million and $126.1 million of receivables under the securitization facility for the three and nine months ended September 30, 2023, respectively.

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Non-Bank Custodial HSA Cash Assets
As a non-bank custodian, we contract with depository partners to hold custodial cash assets on behalf of individual account holders. As of September 30, 2023 and December 31, 2022, we were custodian to approximately $3.8 billion and $3.45 billion in HSA cash assets, respectively. Of these custodial balances, $1.0 billion and $1.4 billion at September 30, 2023 and December 31, 2022, respectively, were deposited with or managed by certain third-party partners and not recorded on our condensed consolidated balance sheets. Such third-party depository partners are regularly monitored by management for stability. The remaining balances of $2.8 billion and $2.1 billion in HSA assets as of September 30, 2023 and December 31, 2022, respectively, are deposited with and managed by WEX Bank and are therefore reflected on our condensed consolidated balance sheets. See Note 9, Deposits, for further information about HSA deposits recorded on our condensed consolidated balance sheets.

12.	Investment Securities
The Company’s amortized cost and estimated fair value of investment securities as of September 30, 2023 and December 31, 2022 are presented below. Accrued interest on investment securities of $26.7 million and $9.3 million, respectively, as of September 30, 2023 and December 31, 2022, is excluded from total investment securities and recorded within prepaid expenses and other current assets on the condensed consolidated balance sheets.

(In millions)	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses	Fair Value[1]
As of September 30, 2023
Current:
Debt securities:
U.S. treasury notes	$390.9	—	45.3	345.6
Corporate debt securities	969.6	—	71.0	898.6
Municipal bonds	70.8	—	8.8	62.0
Asset-backed securities	538.0	1.7	6.7	533.0
Mortgage-backed securities	859.6	—	73.6	786.0
Total	$2,828.9	$1.7	$205.4	$2,625.2

Non-current:
Debt securities[3]	$15.1	$—	$1.4	$13.7
Mutual fund	28.8	—	4.7	24.1
Pooled investment fund	9.0	—	—	9.0
Total	$52.9	$—	$6.1	$46.8
Total investment securities[2]	$2,881.8	$1.7	$211.5	$2,672.0

(In millions)	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses	Fair Value[1]
As of December 31, 2022
Current:
Debt securities:
U.S. treasury notes	$405.7	$—	$41.7	$364.1
Corporate debt securities	547.2	0.2	49.5	497.8
Municipal bonds	53.0	—	8.0	45.0
Asset-backed securities	199.8	—	9.1	190.7
Mortgage-backed securities	330.4	—	32.7	297.7
Total	$1,536.1	$0.2	$141.1	$1,395.3

Non-current:
Debt securities[3]	$15.2	$0.1	$0.7	$14.5
Mutual fund	28.4	—	3.9	24.5
Pooled investment fund	9.0	—	—	9.0
Total	$52.6	$0.1	$4.7	$48.0
Total investment securities[2]	$1,588.7	$0.3	$145.8	$1,443.3

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

1 The Company’s methods for measuring the fair value of its investment securities are discussed in Note 13, Financial Instruments − Fair Value and Concentrations of Credit Risk.
2 Excludes $12.4 million and $11.1 million in equity securities as of September 30, 2023 and December 31, 2022, respectively, included in prepaid expenses and other current assets and other assets on the condensed consolidated balance sheets.
3 Substantially comprised of municipal bonds.

The following table presents estimated fair value and gross unrealized losses of debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by security category. There are no expected credit losses that have been recorded against our investment securities as of September 30, 2023 and December 31, 2022.

	As of September 30, 2023
	Less than one year		One year or longer		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment-grade rated debt securities:
U.S. treasury notes	$—	$—	$345.6	$45.3	$345.6	$45.3
Corporate debt securities	420.0	23.6	471.2	47.4	891.2	71.0
Municipal bonds	35.5	1.6	40.0	8.6	75.5	10.2
Asset-backed securities	187.9	1.2	137.0	5.5	324.9	6.7
Mortgage-backed securities	527.5	34.9	258.7	38.7	786.2	73.6
Total debt securities	$1,170.9	$61.3	$1,252.5	$145.5	$2,423.4	$206.8

	As of December 31, 2022
	Less than one year		One year or longer		Total
Investment-grade rated debt securities:
U.S. treasury notes	$123.7	$12.5	$240.4	$29.2	$364.1	$41.7
Corporate debt securities	196.9	15.1	289.9	34.4	486.8	49.5
Municipal bonds	28.1	3.8	19.1	5.0	47.2	8.8
Asset-backed securities	117.7	4.3	70.2	4.8	187.9	9.1
Mortgage-backed securities	198.1	16.4	96.5	16.3	294.6	32.7
Total debt securities	$664.4	$52.2	$716.1	$89.7	$1,380.5	$141.8

The above table includes 526 investment positions at September 30, 2023, where the current fair value is less than the related amortized cost. Unrealized losses on the Company’s debt securities included in the above table are not considered to be credit-related based upon an analysis that considered the extent to which the fair value is less than the amortized basis of a security, adverse conditions specifically related to the security, changes to credit rating of the instrument subsequent to Company purchase, and the strength of the underlying collateral, if any. Additionally, the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases.
The following table summarizes the contractual maturity dates of the Company’s debt securities.

	September 30, 2023
(In millions)	Amortized Cost	Fair Value
Due within one year	$47.5	$46.6
Due after 1 year through year 5	640.1	588.4
Due after 5 years through year 10	791.2	723.7
Due after 10 years	1,365.2	1,280.2
Total	$2,844.0	$2,638.9

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Changes in the fair value of the Company’s equity securities are recognized within net unrealized (loss) gain on financial instruments on the condensed consolidated statements of operations. During the three and nine months ended September 30, 2023 and 2022, unrealized gains and losses recognized on equity securities still held as of those dates were immaterial.

13.	Financial Instruments − Fair Value and Concentrations of Credit Risk
Financial Instruments Measured at Fair Value on a Recurring Basis
The following table presents the Company’s financial instruments that are measured at fair value on a recurring basis, as classified within the three-level fair value hierarchy:

(In millions)	Fair Value Hierarchy	September 30, 2023	December 31, 2022
Assets:
Money market mutual funds[1]	1	$9.6	$35.1

Investment securities, current:
Debt securities:
U.S. treasury notes	2	$345.6	$364.1
Corporate debt securities	2	898.6	497.8
Municipal bonds	2	62.0	45.0
Asset-backed securities	2	533.0	190.7
Mortgage-backed securities	2	786.0	297.7
Total		$2,625.2	$1,395.3

Investment securities, non-current:
Debt securities	2	$13.7	$14.5
Mutual fund	1	24.1	24.5
Pooled investment fund measured at NAV[2]		9.0	9.0
Total		$46.8	$48.0

Executive deferred compensation plan trust[3]	1	$12.4	$11.1
Interest rate swaps[4]	2	$62.0	$81.4

Liabilities
Contingent consideration[5]	3	$183.9	$206.4
1 The fair value is recorded in cash and cash equivalents.
2 The fair value of this security is measured at NAV as a practical expedient and has not been classified within the fair value hierarchy. The amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the condensed consolidated balance sheets.
3 The fair value is recorded as current or long-term based on the timing of the Company’s executive deferred compensation plan payment obligations. At September 30, 2023, $1.6 million and $10.8 million in fair value is recorded within prepaid expenses and other current assets and other assets, respectively. At December 31, 2022, $1.9 million and $9.2 million in fair value is recorded within prepaid expenses and other current assets and other assets, respectively.
4 The fair value is recorded as current or long-term depending on the timing of expected discounted cash flows. At September 30, 2023, $39.0 million and $23.0 million in fair value is recorded in prepaid expenses and other current assets and other assets, respectively. At December 31, 2022, $45.3 million and $36.1 million in fair value is recorded within prepaid expenses and other current assets and other assets, respectively.
5 The fair value is recorded as current or long-term based on the timing of expected payments. At September 30, 2023, $63.5 million and $120.4 million in fair value is recorded within accrued expenses and other current liabilities and other liabilities, respectively. At December 31, 2022, $28.7 million and $177.7 million in fair value is recorded within accrued expenses and other current liabilities and other liabilities, respectively.

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
Pooled Investment Fund
The pooled investment fund maintains individual capital accounts for each investor, which reflect each individual investor’s share of the NAV of the fund. As of September 30, 2023, the Company had no unfunded commitments with respect to the fund. Investments in the fund may be redeemed monthly with 30 days’ notice.
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
Contingent Consideration

As part of the asset acquisition from Bell Bank during 2021, the Company is obligated to pay additional consideration to Bell Bank contingent upon increases in the Federal Funds rate. The Company determined the fair value of this contingent consideration derivative liability based on discounted cash flows using the difference between the baseline Federal Funds rate in the purchase agreement with Bell Bank and future forecasted Federal Funds rates over the agreement term. The forecasted Federal Funds rates represent a Level 3 input within the fair value hierarchy. The resulting probability-weighted contingent consideration amounts were discounted using a discount rate, which was 4.51 percent as of September 30, 2023 and 3.52 percent as of December 31, 2022. Due to significant increases in the Federal Funds rate, the fair value of the Company’s contingent consideration derivative liability at September 30, 2023 is effectively measured at the present value of the maximum remaining contingent consideration payable under the arrangement and accordingly, the fair value could not materially increase. A significant decrease in the Federal Funds rate could result in a material decrease in the derivative liability.

The Company records changes in the estimated fair value of the contingent consideration in the condensed consolidated statements of operations. Changes in the contingent consideration derivative liability are measured at fair value on a recurring basis using unobservable inputs (Level 3 in the fair value hierarchy) and are as follows for the periods indicated:

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Contingent consideration - beginning of period	$180.7	$172.1	$206.4	$67.3
Payments of contingent consideration (1)	—	—	(28.7)	—
Change in fair value of contingent consideration	3.2	30.3	6.2	135.1
Contingent consideration - end of period	$183.9	$202.4	$183.9	$202.4
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
Financial Instruments Measured at Carrying Value, for which Fair Value is Disclosed
The fair value of the Company’s financial instruments, which are measured and reported at carrying value, is as follows for the periods indicated:

(In millions)	September 30, 2023		December 31, 2022
	Carrying value	Fair value	Carrying value	Fair value
Tranche A Term Loans[1]	$856.1	**	$892.8	**
Tranche B Term Loans[1]	1,406.0	**	1,416.8	**
Outstanding borrowings on Revolving Credit Facility[1]	471.6	**	—	—
Convertible Notes[2]	—	—	310.0	330.0
Contractual deposits with maturities in excess of one year[3]	115.5	**	334.2	308.1
** Fair value approximates carrying value.
1 The Company determines the fair value of borrowings on the Revolving Credit Facility and Tranche A Term Loans and Tranche B Term Loans based on market rates for the issuance of the Company’s debt, which are Level 2 inputs in the fair value hierarchy.
2 The Company determined the fair value of the Convertible Notes outstanding using our stock price and volatility, the conversion premium on the Convertible Notes and effective interest rates for similarly-rated credit issuances, all of which are Level 2 inputs in the fair value hierarchy. On August 11, 2023, the Company repurchased all of the outstanding aggregate principal amount of the Company’s Convertible Notes and the repurchased Convertible Notes were canceled by the trustee at the instruction of the Company.
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
The Company’s effective tax rate was 58.6 percent and 30.2 percent for the three and nine months ended September 30, 2023, respectively, and (1.9) percent and 42.1 percent for the three and nine months ended September 30, 2022, respectively. Income tax expense is based on an estimated annual effective rate, which requires the Company to make its best estimate of annual pretax income or loss. The Company’s effective tax rate for the three and nine months ended September 30, 2023 was unfavorably impacted by the loss on extinguishment of Convertible Notes of $70.1 million, which was disallowed for tax purposes. This was partially offset for the nine months ended September 30, 2023 by a release in valuation allowance largely attributable to foreign tax credits and net operating losses in the U.K. recorded during the second quarter of 2023. Additionally, the Company recorded a discrete tax benefit of $2.5 million in the second quarter of 2023 thereby reversing a portion of an uncertain tax position of $7.5 million that originally adversely impacted the Company’s effective tax rate for the nine months ended September 30, 2022. The Company’s effective tax rates for the three and nine months ended September 30, 2022 were adversely impacted primarily by a discrete tax adjustment of $12.7 million relating to the establishment of a valuation allowance recorded against a portion of deferred tax assets resulting from goodwill impairment charges.
Undistributed earnings of certain foreign subsidiaries of the Company amounted to $228.6 million and $159.9 million at September 30, 2023 and December 31, 2022, respectively. The Company continues to maintain its indefinite reinvestment assertion for its investments in foreign subsidiaries except for any historical undistributed earnings and future earnings for WEX Australia. The total amount of our foreign subsidiaries’ earnings in which the Company continues to assert indefinite reinvestment approximates $193.9 million at September 30, 2023. Upon distribution of these earnings, the Company would be subject to withholding taxes payable to foreign countries, where applicable, but would generally have no further federal income tax liability. It is not practicable to estimate the unrecognized deferred tax liability associated with these undistributed earnings; however, it is not expected to be material.

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

Commitments
Significant commitments and contingencies as of September 30, 2023 are consistent with those discussed in Note 20, Commitments and Contingencies, to the consolidated financial statements in the Company’s Annual Report on Form 10–K for the year ended December 31, 2022.

17.	Stock–Based Compensation
The Company regularly grants equity awards in the form of stock options, restricted stock, restricted stock units and other stock-based awards under its stockholder-approved Amended and Restated 2019 Equity and Incentive Plan to certain employees and directors. Stock-based compensation expense was $30.5 million and $91.7 million for the three and nine months ended September 30, 2023, respectively, and $28.2 million and $76.8 million for the three and nine months ended September 30, 2022, respectively.

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
The following tables present the Company’s reportable segment revenues:

	Three Months Ended September 30, 2023
(In millions)	Mobility	Corporate Payments	Benefits	Total
Payment processing revenue	$176.9	$115.8	$20.6	$313.3
Account servicing revenue	42.5	10.5	108.5	161.5
Finance fee revenue	76.8	0.2	0.1	77.1
Other revenue	53.9	8.7	36.9	99.5
Total revenues	$350.1	$135.2	$166.1	$651.4

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended September 30, 2022
(In millions)	Mobility	Corporate Payments	Benefits	Total
Payment processing revenue	$188.6	$101.5	$18.9	$309.0
Account servicing revenue	41.6	10.7	85.9	138.3
Finance fee revenue	96.5	0.2	—	96.7
Other revenue	51.4	1.5	19.2	72.1
Total revenues	$378.1	$114.0	$124.1	$616.1

	Nine Months Ended September 30, 2023
(In millions)	Mobility	Corporate Payments	Benefits	Total
Payment processing revenue	$520.6	$310.6	$70.7	$901.9
Account servicing revenue	123.6	31.7	319.8	475.1
Finance fee revenue	233.5	0.5	0.2	234.2
Other revenue	154.9	19.1	99.5	273.5
Total revenues	$1,032.6	$361.9	$490.2	$1,884.7

	Nine Months Ended September 30, 2022
(In millions)	Mobility	Corporate Payments	Benefits	Total
Payment processing revenue	$542.9	$255.2	$62.7	$860.8
Account servicing revenue	127.9	31.9	256.1	415.9
Finance fee revenue	260.0	0.5	0.1	260.6
Other revenue	145.7	4.0	44.9	194.6
Total revenues	$1,076.5	$291.6	$363.8	$1,731.9

The CODM evaluates the financial performance of each segment using segment adjusted operating income, which excludes: (i) unallocated corporate expenses; (ii) acquisition-related intangible amortization; (iii) other acquisition and divestiture related items; (iv) stock-based compensation; (v) other costs and (vi) impairment charges. Additionally, we do not allocate non-operating income and expense to our operating segments.
The following table reconciles total segment adjusted operating income to income before income taxes:

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Segment adjusted operating income
Mobility	$159.6	$174.5	$448.7	$527.6
Corporate Payments	82.9	60.3	198.4	139.6
Benefits	58.8	30.3	182.6	94.1
Total segment adjusted operating income	$301.3	$265.1	$829.7	$761.3

Reconciliation:
Total segment adjusted operating income	$301.3	$265.1	$829.7	$761.3
Less:
Unallocated corporate expenses	29.1	23.9	76.8	63.9
Acquisition-related intangible amortization	45.2	42.5	133.6	127.7
Other acquisition and divestiture related items	5.1	4.1	7.6	15.1
Stock-based compensation	31.9	27.9	94.5	78.4
Other costs	15.1	8.9	28.6	25.0
Impairment charges	—	136.5	—	136.5
Operating income	174.9	21.3	488.6	314.7
Financing interest expense	(41.6)	(34.4)	(122.4)	(95.9)
Net foreign currency loss	(7.8)	(23.4)	(9.4)	(37.8)
Loss on extinguishment of Convertible Notes	(70.1)	—	(70.1)	—
Change in fair value of contingent consideration	(3.2)	(30.3)	(6.2)	(135.1)
Net unrealized (loss) gain on financial instruments	(7.8)	23.5	(20.1)	90.3
Income (loss) before income taxes	$44.4	$(43.3)	$260.4	$136.1

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

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table presents WEX Bank’s actual and regulatory minimum capital amounts and ratios:

(In millions)	Actual Amount	Ratio	Minimum for Capital Adequacy Purposes Amount	Ratio	Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions Amount	Ratio
September 30, 2023
Total Capital to risk-weighted assets	$740.2	14.83%	$399.2	8.00%	$499.1	10.00%
Tier 1 Capital to average assets	$677.8	10.20%	$265.8	4.00%	$332.3	5.00%
Common equity to risk-weighted assets	$677.8	13.58%	$224.6	4.50%	$324.4	6.50%
Tier 1 Capital to risk-weighted assets	$677.8	13.58%	$299.4	6.00%	$399.2	8.00%
December 31, 2022
Total Capital to risk-weighted assets	$595.6	15.16%	$314.4	8.00%	$393.0	10.00%
Tier 1 Capital to average assets	$546.2	10.22%	$213.7	4.00%	$267.1	5.00%
Common equity to risk-weighted assets	$546.2	13.90%	$176.8	4.50%	$255.4	6.50%
Tier 1 Capital to risk-weighted assets	$546.2	13.90%	$235.8	6.00%	$314.4	8.00%

20.	Subsequent Events
On October 23, 2023, the Company signed a definitive agreement to acquire Payzer Holdings, Inc., a high growth, cloud-based, field service management software provider. The acquisition is expected to advance WEX’s growth strategy of expanding its product suite and creating additional cross-sell opportunities by providing a new, scalable SaaS solution for its small business customers who operate field service companies. Pursuant to the terms of the agreement, total consideration for the acquisition is expected to be approximately $250 million, with additional contingent consideration of up to $11 million based on certain performance metrics, subject to certain working capital and other adjustments. We expect the transaction to close before year end, subject to customary closing conditions.

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
Executive Overview
WEX Inc. is the global commerce platform that simplifies the business of running a business. We own and operate a B2B ecosystem that helps our customers overcome highly manual processes and reconciliations, navigate the complexity of consumer driven healthcare benefits, and solve their administrative challenges. WEX offers the marketplace a unique combination of capabilities to simplify complexity, including:
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

Company Highlights

The following table presents a summarized view of selected results for the three and nine months ended September 30, 2023, shown comparative to the prior year periods. Operating cash flow and adjusted cash flow information is presented on a year to-date basis, and shown comparative to the prior year to-date. The other key metric included below provides additional data underlying our financial performance. A recurring, more extensive list of key performance indicators is included by segment within the Results of Operations section later in this MD&A.

(in millions, except per share data)	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
GAAP Measures:
Total revenues	$651.4	$616.1	$1,884.7	$1,731.9
Net income (loss) attributable to shareholders	$18.4	$(44.1)	$181.7	$112.7
Net income (loss) attributable to shareholders per diluted share	$0.42	$(1.00)	$4.18	$2.51
Net cash provided by operating activities[2]			$146.0	$106.6

Non-GAAP Measures[1]
Adjusted net income attributable to shareholders	$176.8	$157.8	$481.9	$458.2
Adjusted net income attributable to shareholders per diluted share	$4.05	$3.51	$10.99	$10.09
Adjusted free cash flow			$391.6	$406.8

Other Key Metric:
Total volume across the Company[3]	$61,880	$57,528	$169,479	$158,927
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
2 Restricted cash payable inflows of $350.1 million for the nine months ended September 30, 2022 have been reclassified from operating activities to financing activities to conform to the current period presentation. Refer to Item 1 - Note 1, Basis of Presentation for more information.
3 Total volume across the Company includes purchases on WEX-issued accounts as well as purchases issued by others using a WEX platform.

Results of Operations
The following includes information that our management believes is material to an understanding of our results of operations. Any significant changes, unusual or infrequent events or significant economic changes that materially affect our results of operations are discussed below.

Mobility
Revenues
The following table reflects comparative revenue and key operating statistics within Mobility:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(In millions, except per gallon data)	2023	2022	Amount	Percent	2023	2022	Amount	Percent
Revenues[1]
Payment processing revenue	$176.9	$188.6	$(11.7)	(6)%	$520.6	$542.9	$(22.3)	(4)%
Account servicing revenue	42.5	41.6	0.9	2%	123.6	127.9	(4.3)	(3)%
Finance fee revenue	76.8	96.5	(19.7)	(20)%	233.5	260.0	(26.5)	(10)%
Other revenue	53.9	51.4	2.5	5%	154.9	145.7	9.2	6%
Total revenues	$350.1	$378.1	$(28.0)	(7)%	$1,032.6	$1,076.5	$(43.9)	(4)%

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(In millions, except per gallon data)	2023	2022	Amount	Percent	2023	2022	Amount	Percent
Key operating statistics
Payment processing transactions	144.6	145.3	(0.7)	—%	424.5	421.1	3.4	1%
Payment processing $ of fuel	$14,945.1	$17,205.4	$(2,260.3)	(13)%	$42,869.2	$50,235.4	$(7,366.2)	(15)%
Average price per gallon of fuel – Domestic – ($USD/gal)	$3.97	$4.54	$(0.57)	(13)%	$3.83	$4.50	$(0.67)	(15)%
Net payment processing rate[2]	1.18%	1.10%	0.08%	7%	1.21%	1.08%	0.13%	12%
Net late fee rate	0.44%	0.48%	(0.04)%	(7)%	0.47%	0.43%	0.04%	10%

1 Lower domestic fuel prices decreased revenue by $31.9 million for the three months ended September 30, 2023 and $83.5 million in the nine months ended September 30, 2023 as compared to the same periods in the prior year.
2 Our net payment processing rate for the three and nine months ended September 30, 2023 has benefited from lower average domestic fuel prices and the impact of interest rate escalator clauses contained in various merchant contracts, partly offset by negative European fuel price spreads.

Total Mobility revenue decreased $28.0 million for the third quarter of 2023 and $43.9 million for the nine months ended September 30, 2023 as compared to the same periods in the prior year. The decreases in total Mobility revenue were primarily driven by the impact of lower average fuel prices on stable levels of payment processing transactions year over year and lower finance fee revenue.

Finance fee revenue is comprised of the following components:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(In millions)	2023	2022	Amount	Percent	2023	2022	Amount	Percent
Finance income	$66.4	$83.2	$(16.8)	(20)%	$202.8	$217.1	$(14.3)	(7)%
Factoring fee revenue	10.4	13.3	(2.9)	(22)%	30.7	42.8	(12.1)	(28)%
Finance fee revenue	$76.8	$96.5	$(19.7)	(20)%	$233.5	$260.0	$(26.5)	(10)%
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
Finance income decreased $16.8 million for the third quarter of 2023 as compared to the same period in the prior year, primarily due to the decline in average fuel prices driving down customer spend upon which late fees are earned, along with a decline in the number of late fee instances, reflective of tighter credit policies we have put in place. Concessions to certain customers experiencing financial difficulties may be granted and are limited to extending the time to pay, placing a customer on a payment plan or granting waivers of late fees. There were no material concessions granted to customers experiencing financial difficulties during the three and nine months ended September 30, 2023 and 2022.

The primary source of factoring fee revenue is calculated as a negotiated percentage fee of the receivable balance that we purchase. Factoring fee revenue decreased $2.9 million for the third quarter of 2023 and decreased $12.1 million for the nine months ended September 30, 2023 as compared to the same periods in the prior year. Decreased shipping demand in the over-the-road market, led to a decline in size and volume of factored invoices during the three and nine months ended September 30, 2023 as compared to the elevated demands of the same periods in the prior year.

Operating Expenses
The following table compares line items within operating income and presents segment adjusted operating income and segment adjusted operating income margin for Mobility:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(In millions)	2023	2022	Amount	Percent	2023	2022	Amount	Percent
Cost of services
Processing costs	$70.1	$68.5	$1.6	2%	$208.4	$193.0	$15.4	8%
Service fees	$1.9	$2.1	$(0.2)	(11)%	$5.6	$6.4	$(0.8)	(13)%
Provision for credit losses	$12.2	$53.0	$(40.8)	(77)%	$78.5	$118.7	$(40.2)	(34)%
Operating interest	$21.0	$5.4	$15.6	288%	$47.0	$8.4	$38.6	460%
Depreciation and amortization	$9.9	$12.0	$(2.1)	(17)%	$29.4	$35.7	$(6.3)	(18)%

Other operating expenses
General and administrative	$39.6	$26.9	$12.7	47%	$100.4	$76.5	$23.9	31%
Sales and marketing	$53.4	$52.4	$1.0	2%	$156.4	$154.1	$2.3	2%
Depreciation and amortization	$17.0	$17.6	$(0.6)	(4)%	$51.4	$54.2	$(2.8)	(5)%
Impairment charges	$—	$136.5	$(136.5)	NM	$—	$136.5	$(136.5)	NM

Operating income	$125.0	$3.5	$121.5	NM	$355.5	$293.0	$62.5	21%

Segment adjusted operating income[1]	$159.6	$174.5	$(14.9)	(9)%	$448.7	$527.6	$(78.9)	(15)%
Segment adjusted operating income margin[2]	45.6%	46.2%	(0.6)%	(1)%	43.5%	49.0%	(5.5)%	(11)%
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
2 Segment adjusted operating income margin is calculated by dividing segment adjusted operating income by segment revenue. The nine months ended September 30, 2023 saw a decrease in segment adjusted operating income margin from the prior year comparable period, primarily reflecting the decline in average fuel prices and higher operating interest costs, offset by a significant decrease in credit and fraud losses. Such margin remained flat for the third quarter of 2023 compared to the prior year comparable period.

Cost of services
Provision for credit losses, which includes estimates for both credit and fraud losses, decreased by $40.8 million and $40.2 million, respectively, for the three and nine months ended September 30, 2023 as compared to the same periods in the prior year. The higher credit and fraud loss rates experienced during the three and nine months ended September 30, 2022 have improved during the three and nine months ended September 30, 2023 due in part to tighter credit policies put in place to reduce such losses. In addition, the elevated loss rates seen in the over-the-road trucking business for the past several quarters have moderated.
We generally measure our loss performance by calculating fuel-related losses as a percentage of total fuel expenditures on payment processing transactions. This metric for provision for credit losses was 6.8 and 17.8 basis points of fuel expenditures for the three and nine months ended September 30, 2023, respectively. For the three and nine months ended September 30, 2022, provision for credit losses was 30.9 and 23.7 basis points of fuel expenditures, respectively.
Operating interest increased $15.6 million for the third quarter of 2023 and increased $38.6 million for the nine months ended September 30, 2023 as compared to the same periods in the prior year, primarily reflective of higher interest rates and increased operating debt balances in support of working capital needs.
Depreciation and amortization decreased $6.3 million for the nine months ended September 30, 2023 compared to the prior year comparable period due to certain assets becoming fully depreciated during 2022.

Other operating expenses
General and administrative expenses increased $12.7 million and $23.9 million for the three and nine months ended September 30, 2023, respectively, as compared with the same periods in the prior year due to a third quarter 2023 write-off of certain costs associated with an abandoned IT development project and increased professional services expense in support of increasing operating efficiencies and business growth.
Impairment charges incurred during the three and nine months ended September 30, 2022 consisted of non-cash goodwill impairment charges of $136.5 million for two of our international Mobility reporting units.

Corporate Payments
Revenues
The following table reflects comparative revenue and key operating statistics within Corporate Payments:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(In millions)	2023	2022	Amount	Percent	2023	2022	Amount	Percent
Revenues[1]
Payment processing revenue	$115.8	$101.5	$14.3	14%	$310.6	$255.2	$55.4	22%
Account servicing revenue	10.5	10.7	(0.2)	(2)%	31.7	31.9	(0.2)	(1)%
Finance fee revenue	0.2	0.2	—	NM	0.5	0.5	—	NM
Other revenue	8.7	1.5	7.2	468%	19.1	4.0	15.1	378%
Total revenues	$135.2	$114.0	$21.2	19%	$361.9	$291.6	$70.3	24%

Key operating statistics
Purchase volume	$27,860.1	$20,657.0	$7,203.1	35%	$69,396.0	$49,586.4	$19,809.6	40%
Net interchange rate[2]	0.42%	0.49%	(0.07)%	(15)%	0.45%	0.51%	(0.06)%	(12)%
1 The impact of foreign currency exchange rate fluctuations on Corporate Payments increased revenues by $4.7 million and $3.9 million during the three and nine months ended September 30, 2023, respectively, compared to the prior year comparable periods.
2 Changes in customer and product mix, including the significant growth in travel-related purchase volumes, has reduced our net interchange rate during the three and nine months ended September 30, 2023 compared to the same periods of the prior year.
Total Corporate Payments revenue increased $21.2 million for the third quarter of 2023 and $70.3 million for the nine months ended September 30, 2023 as compared to the same periods in the prior year. These increases were primarily driven by continued strength in global consumer travel demand. Other revenue has increased due to higher interest revenue earned on restricted cash balances, due to a rise in interest rates, and average balances coinciding with increased travel volumes.
Concessions to certain customers experiencing financial difficulties may be granted and are limited to extending the time to pay, placing a customer on a payment plan or granting waivers of late fees. There were no material concessions granted to customers during the three and nine months ended September 30, 2023 and 2022.
Operating Expenses
The following table compares line items within operating income and presents segment adjusted operating income and segment adjusted operating income margin for Corporate Payments:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(In millions)	2023	2022	Amount	Percent	2023	2022	Amount	Percent
Cost of services
Processing costs	$17.8	$18.7	$(0.9)	(5)%	$57.2	$55.2	$2.0	4%
Service fees	$3.1	$3.4	$(0.3)	(10)%	$9.8	$10.6	$(0.8)	(8)%
Provision for credit losses	$(3.9)	$0.7	$(4.6)	NM	$(2.5)	$2.1	$(4.6)	NM
Operating interest	$2.7	$2.2	$0.5	23%	$6.7	$4.5	$2.2	50%
Depreciation and amortization	$6.2	$5.6	$0.6	10%	$17.9	$15.4	$2.5	16%

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(In millions)	2023	2022	Amount	Percent	2023	2022	Amount	Percent
Other operating expenses
General and administrative	$18.1	$17.1	$1.0	6%	$53.1	$48.4	$4.7	10%
Sales and marketing	$14.9	$14.6	$0.3	2%	$41.7	$42.7	$(1.0)	(2)%
Depreciation and amortization	$6.7	$6.0	$0.7	12%	$19.8	$18.3	$1.5	8%

Operating income	$69.6	$45.6	$24.0	53%	$158.2	$94.5	$63.7	67%

Segment adjusted operating income[1]	$82.9	$60.3	$22.6	37%	$198.4	$139.6	$58.8	42%
Segment adjusted operating income margin[2]	61.3%	52.9%	8.4%	16%	54.8%	47.9%	6.9%	14%
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

As a result of owning all of our technology and issuing capabilities, our Corporate Payments segment has a highly scalable and relatively fixed cost base resulting in largely comparable expenses year to year. As a result, the significant increase in 2023 revenues has also significantly contributed to the increased operating income, segment adjusted operating income and segment adjusted operating income margin for the three and nine months ended September 30, 2023.
The decreased provision for credit losses for the three and nine months ended September 30, 2023, as compared to the prior year comparable periods, reflects the impact of improved expectation of future economic conditions.

Benefits

Revenues

The following table reflects comparative revenue and key operating statistics within Benefits:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(In millions)	2023	2022	Amount	Percent	2023	2022	Amount	Percent
Revenues
Payment processing revenue	$20.6	$18.9	$1.7	9%	$70.7	$62.7	$8.0	13%
Account servicing revenue	108.5	85.9	22.6	26%	319.8	256.1	63.7	25%
Finance fee revenue	0.1	—	0.1	NM	0.2	0.1	0.1	92%
Other revenue	36.9	19.2	17.7	93%	99.5	44.9	54.6	122%
Total revenues	$166.1	$124.1	$42.0	34%	$490.2	$363.8	$126.4	35%

Key operating statistics
Purchase volume	$1,501.3	$1,350.5	$150.8	11%	$5,145.6	$4,494.7	$650.9	14%
Average number of SaaS accounts[1]	19.9	18.2	1.7	9%	19.9	17.9	2.0	11%
Average HSA custodial cash assets	3,908.5	3,177.7	730.8	23%	3,821.0	3,079.1	741.9	24%

1 Represents the number of active Consumer-Directed Health, COBRA, and billing accounts on our SaaS platforms. SaaS accounts include HSA accounts for which WEX Inc. serves as the non-bank custodian under designation by the U.S. Department of Treasury.

Total Benefits revenue increased $42.0 million for the third quarter of 2023 and $126.4 million for the nine months ended September 30, 2023 as compared to the same periods in the prior year. A rise in average balances and interest rates earned on the investment of HSA deposit balances held by WEX Bank, as reflected within other revenue, and increases in program fees earned on custodial services, as reflected within account servicing revenue, significantly contributed to the increase in total revenues in the third quarter and nine months ended September 30, 2023 compared to the prior year comparable periods. Increased spend volume driven by cardholder growth and increased SaaS participants also contributed to the increase in total revenues.

Operating Expenses
The following table compares line items within operating income and presents segment adjusted operating income and segment adjusted operating income margin for Benefits:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(In millions)	2023	2022	Amount	Percent	2023	2022	Amount	Percent
Cost of services
Processing costs	$68.5	$59.0	$9.5	16%	$186.1	$168.1	$18.0	11%
Service fees	$13.5	$11.0	$2.5	22%	$39.3	$30.2	$9.1	30%
Provision for credit losses	$1.1	$0.3	$0.8	220%	$1.5	$1.1	$0.4	39%
Operating interest	$1.6	$0.3	$1.3	NM	$3.9	$0.5	$3.4	NM
Depreciation and amortization	$9.4	$9.7	$(0.3)	(3)%	$28.6	$28.8	$(0.2)	(1)%

Other operating expenses
General and administrative	$13.1	$9.3	$3.8	40%	$39.5	$30.5	$9.0	30%
Sales and marketing	$14.5	$13.8	$0.7	5%	$43.5	$38.5	$5.0	13%
Depreciation and amortization	$17.9	$14.8	$3.1	21%	$52.0	$44.3	$7.7	17%

Operating income	$26.5	$5.8	$20.7	358%	$95.8	$21.9	$73.9	338%

Segment adjusted operating income[1]	$58.8	$30.3	$28.5	94%	$182.6	$94.1	$88.5	94%
Segment adjusted operating income margin[2]	35.4%	24.4%	11.0%	45%	37.3%	25.9%	11.4%	44%
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
2 Segment adjusted operating income margin is calculated by dividing segment adjusted operating income by segment revenue. The revenues earned on HSA assets is highly accretive to earnings and as a result, segment adjusted operating income margin for the three and nine months ended September 30, 2023 increased significantly from the prior year comparable periods.

Cost of services
Processing costs increased by $9.5 million and $18.0 million, respectively, for the three and nine months ended September 30, 2023 due to an increase in professional services, card issuance and other costs in support of volume increases.
Service fees increase for the three and nine months ended September 30, 2023 were primarily driven by increased fees incurred on higher HSA deposits, as compared with the same period in the prior year.
Other operating expenses
General and administrative expenses increased $3.8 million and $9.0 million for the three and nine months ended September 30, 2023, respectively, as compared with the same periods in the prior year primarily due to increased professional services expense in support of increasing operating efficiencies and business growth.

Expansion of the sales and marketing team drove the $5.0 million increase in sales and marketing expense for the nine months ended September 30, 2023, as compared to the prior year period.
Depreciation and amortization increased $3.1 million and $7.7 million, for the three and nine months ended September 30, 2023, respectively, as compared to the prior year periods, primarily due to higher relative amortization on HSA contractual rights coupled to a smaller degree by increased amortization as a result of the Ascensus Acquisition.

Unallocated corporate expenses
Unallocated corporate expenses represent the portion of expenses relating to general corporate functions, including acquisition and divestiture expenses, certain finance, legal, information technology, human resources, administrative and executive expenses, and other expenses not directly attributable to a reportable segment.
The following table compares line items within operating income for unallocated corporate expenses:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(In millions)	2023	2022	Amount	Percent	2023	2022	Amount	Percent
Other operating expenses
General and administrative	$45.8	$33.2	$12.6	38%	$118.7	$93.3	$25.4	27%
Depreciation and amortization	$0.4	$0.4	$—	NM	$2.2	$1.5	$0.7	NM
NM - Not meaningful
General and administrative expenses increased during the third quarter and nine months ended September 30, 2023 as compared to the same periods in the prior year, primarily due to increased headcount and related compensation expense, including stock compensation, coupled with an increase in costs incurred in connection with the Ascensus Acquisition.

Non-operating income and expense
The following table reflects comparative results for certain amounts excluded from operating income:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(In millions)	2023	2022	Amount	Percent	2023	2022	Amount	Percent
Financing interest expense	$(41.6)	$(34.4)	$7.2	21%	$(122.4)	$(95.9)	$26.5	28%
Change in fair value of contingent consideration	$(3.2)	$(30.3)	$(27.1)	(89)%	$(6.2)	$(135.1)	$(128.9)	(95)%
Loss on extinguishment of Convertible Notes	$(70.1)	$—	$70.1	NM	$(70.1)	$—	$70.1	NM
Net foreign currency loss	$(7.8)	$(23.4)	$(15.6)	67%	$(9.4)	$(37.8)	$(28.4)	(75)%
Net unrealized (loss) gain on financial instruments	$(7.8)	$23.5	$(31.3)	(133)%	$(20.1)	$90.3	$(110.4)	(122)%
Income tax provision	$26.0	$0.8	$25.2	NM	$78.7	$57.3	$21.4	37%
Net income from non-controlling interests	$—	$—	$—	—%	$—	$0.3	$(0.3)	(100)%
Change in value of redeemable non-controlling interest	$—	$—	$—	—%	$—	$34.2	$(34.2)	100%
NM - Not meaningful
Financing interest expense increased as a result of higher net variable interest rates on our term loans, inclusive of amounts economically hedged via interest rate swap agreements.
Due to the rising rate environment since we completed the acquisition of certain contractual rights from Bell Bank, the Company’s contingent consideration derivative liability is effectively reflected at the maximum contingent consideration payable under the purchase agreement. As a result, absent a significant decline in the Federal Funds futures curve, changes in the fair value of contingent consideration in 2023 and beyond are expected to generally be limited to present value adjustments due to the passage of time. See Part I – Item 1 – Note 13, Financial Instruments − Fair Value and Concentrations of Credit Risk, to our condensed consolidated financial statements for further information on the valuation of this derivative liability.

During August 2023, we repurchased all of the outstanding aggregate principal amount of the Company’s Convertible Notes at a premium resulting in a loss on extinguishment of $70.1 million. See Part I – Item 1 – Note 10, Financing and Other Debt, to our condensed consolidated financial statements for further information on the repurchase of the Convertible Notes.
Our foreign currency exchange exposure is primarily related to the remeasurement of our cash, receivable and payable balances, including intercompany transactions that are denominated in foreign currencies. The losses incurred during the third quarter and nine months ended September 30, 2023, resulted from the weakening of certain foreign currencies in which we transact, including the Euro and the Australian and Canadian dollars, relative to the U.S. dollar.
Due to substantial increases in the LIBOR forward yield curve during the three and nine months ended September 30, 2022, we recognized significant unrealized gains on our interest rate swap financial instruments during those periods. Comparatively, during 2023 forward yield curves on our interest rate swap financial instruments experienced only moderate changes.
The increase in income tax provision for the three and nine months ended September 30, 2023 as compared to the prior year comparable periods is due primarily to an increase in income (loss) before income taxes, offset in part due to the change in the Company’s effective tax rates. The Company’s effective tax rates for the three and nine months ended September 30, 2023 were 58.6 percent and 30.2 percent, respectively, compared to (1.9) percent and 42.1 percent for the three and nine months ended September 30, 2022, respectively. See Part I – Item 1 – Note 15, Income Taxes, to our condensed consolidated financial statements for more information regarding the drivers behind our effective tax rates.
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

Non–GAAP Financial Measures That Supplement GAAP Measures
Segment Adjusted Operating Income and Adjusted Net Income
In addition to evaluating the Company’s performance on a GAAP basis, management of the Company uses segment adjusted operating income, a non-GAAP measure, to allocate resources among our operating segments. The Company considers this measure, which excludes unallocated corporate expenses, acquisition-related intangible amortization, other acquisition and divestiture related items, debt restructuring costs, stock-based compensation, other costs and impairment charges integral in evaluating the Company’s performance.

Our management also uses adjusted net income, a non-GAAP measure, to evaluate its performance. WEX believes that adjusted net income, which similarly excludes all items discussed in the paragraph above except unallocated corporate expenses, and further excludes unrealized gains and losses on financial instruments, net foreign currency gains and losses, change in fair value of contingent consideration, debt restructuring and debt issuance cost amortization, other adjustments attributable to non-controlling interests and tax related items, is also integral to the Company’s reporting and planning processes.

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
•Debt restructuring and debt issuance cost amortization, which for the three and nine months ended September 30, 2023 includes the loss on extinguishment of Convertible Notes, are unrelated to the continuing operations of the Company. Debt restructuring costs are not consistently occurring and do not reflect expected future operating expense, nor do they provide insight into the fundamentals of current or past operations of our business. In addition, since debt issuance cost amortization is dependent upon the financing method, which can vary widely company to company, we believe that excluding these costs helps to facilitate comparison to historical results as well as to other companies within our industry;
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

The following tables reconcile net income (loss) attributable to shareholders to adjusted net income attributable to shareholders and related per share data:

	Three Months Ended September 30,
(In millions except per diluted share data)	2023		2022
Net income (loss) attributable to shareholders	$18.4	$0.42	$(44.1)	$(1.00)
Unrealized loss (gain) on financial instruments	7.8	0.18	(23.5)	(0.53)
Net foreign currency loss	7.8	0.18	23.4	0.53
Change in fair value of contingent consideration	3.2	0.07	30.3	0.69
Acquisition-related intangible amortization	45.2	1.04	42.5	0.96
Other acquisition and divestiture related items	5.1	0.12	4.1	0.09
Stock-based compensation	31.9	0.74	27.9	0.63
Other costs	15.1	0.35	8.8	0.20
Impairment charges	—	—	136.5	3.09
Debt restructuring and debt issuance cost amortization	74.4	1.71	4.7	0.11
Tax related items	(32.1)	(0.74)	(52.8)	(1.19)
Dilutive impact of stock awards[1]	—	—	—	(0.02)
Dilutive impact of convertible debt[2]	—	(0.02)	—	(0.05)
Adjusted net income attributable to shareholders	$176.8	$4.05	$157.8	$3.51

	Nine Months Ended September 30,
	2023		2022
Net income attributable to shareholders	$181.7	$4.18	$112.7	$2.51
Unrealized loss (gain) on financial instruments	20.1	0.46	(90.3)	(2.01)
Net foreign currency loss	9.4	0.22	37.8	0.84
Change in fair value of contingent consideration	6.2	0.14	135.1	3.00
Acquisition-related intangible amortization	133.6	3.07	127.7	2.84
Other acquisition and divestiture related items	7.6	0.17	15.1	0.34
Stock-based compensation	94.5	2.17	78.4	1.74
Other costs	28.6	0.66	24.9	0.55
Impairment charges	—	—	136.5	3.03
Debt restructuring and debt issuance cost amortization	83.9	1.93	12.7	0.28
ANI adjustments attributable to non-controlling interests	—	—	(34.6)	(0.77)
Tax related items	(83.7)	(1.92)	(98.0)	(2.18)
Dilutive impact of convertible debt[2]	—	(0.09)	—	(0.08)
Adjusted net income attributable to shareholders	$481.9	$10.99	$458.2	$10.09
1 As the Company reported a net loss for the three months ended September 30, 2022 under GAAP, the diluted weighted average shares outstanding equals the basic weighted average shares outstanding for that period. The non-GAAP adjustments described above resulted in adjusted net income attributable to shareholders (versus a loss on a GAAP basis) for the three months ended September 30, 2022. Therefore, dilutive common stock equivalents have been included in the calculation of adjusted diluted weighted average shares outstanding to arrive at adjusted per share data.
2 The dilutive impact of the Convertible Notes has been calculated under the ‘if-converted’ method for the periods through which they were outstanding. Under the ‘if-converted’ method, interest expense, net of tax, associated with our Convertible Notes of $1.8 million and $9.5 million and $3.8 million and $11.3 million was added back to adjusted net income for the three and nine months ended September 30, 2023 and 2022, respectively. For the reported quarter-to-date and year-to-date periods of 2022 presented, approximately 1.6 million shares of the Company’s common stock associated with the assumed conversion of the Convertible Notes as of the beginning of the period was included in the calculations of adjusted net income per diluted share, as the effect of including such adjustments was dilutive. For the three and nine months ended September 30, 2023, approximately 0.7 million and 1.3 million shares of the Company’s common stock associated with the assumed conversion of the Convertible Notes (prior to repurchase and cancellation) was included in the calculation of adjusted net income per dilutive share, respectively, as the effect of including such adjustments was dilutive. The total number of shares used in calculating adjusted net income attributable to shareholders per diluted share for the three and nine months ended September 30, 2023 was 44.1 million and 44.7 million, respectively. The total number of shares used in calculating adjusted net income attributable to shareholders per diluted share for the three and nine months ended September 30, 2022 is 46.0 million and 46.5 million, respectively. For further information about the Convertible Notes and their repurchase and cancellation, see Note 10, Financing and Other Debt.

The following table reconciles operating income to total segment adjusted operating income and adjusted operating income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Operating income	$174.9	$21.3	488.6	314.7
Unallocated corporate expenses	29.1	23.9	76.8	63.9
Acquisition-related intangible amortization	45.2	42.5	133.6	127.7
Other acquisition and divestiture related items	5.1	4.1	7.6	15.1
Stock-based compensation	31.9	27.9	94.5	78.4
Other costs	15.1	8.9	28.6	25.0
Impairment charges	—	136.5	—	136.5
Total segment adjusted operating income	$301.3	$265.1	$829.7	$761.3
Unallocated corporate expenses	(29.1)	(23.9)	$(76.8)	$(63.9)
Adjusted operating income	$272.2	$241.2	$752.9	$697.4

Adjusted Free Cash Flow

The Company’s non-GAAP adjusted free cash flow is calculated as cash flows from operating activities, adjusted for net purchases of current investment securities, capital expenditures, the change in net deposits, changes in borrowings under the BTFP and borrowed federal funds and certain other adjustments which, for the nine months ended September 30, 2023, reflects an adjustment for contingent consideration paid to sellers in excess of acquisition-date fair value. Although non-GAAP adjusted free cash flow is not calculated in accordance with GAAP, WEX believes that adjusted free cash flow is a useful measure for investors to further evaluate our results of operations because (i) adjusted free cash flow indicates the level of cash generated by the operations of the business, which excludes consideration paid on acquisitions, after appropriate reinvestment for recurring investments in property, equipment and capitalized software that are required to operate the business; (ii) changes in net deposits occur on a daily basis as a regular part of operations; (iii) borrowings under the BTFP and borrowed federal funds are primarily used as a replacement for brokered deposits as part of our accounts receivable funding strategy; and (iv) purchases of current investment securities are made as a result of deposits gathered operationally. However, because adjusted free cash flow is a non-GAAP measure, it should not be considered as a substitute for, or superior to, operating cash flow as determined in accordance with GAAP. In addition, adjusted free cash flow as used by WEX may not be comparable to similarly titled measures employed by other companies.
The following table reconciles GAAP operating cash flow to adjusted free cash flow:

(In millions)	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities, as reported	$146.0	$106.6
Adjustments to cash flows from operating activities:
Other	1.5	—
Adjusted for certain investing and financing activities:
Increases in net deposits	889.9	960.6
Increases in borrowings under the BTFP	500.0	—
Increases in borrowed federal funds	260.1	—
Less: Purchases of current investment securities, net of sales and maturities	(1,304.2)	(584.8)
Less: Capital expenditures	(101.7)	(75.5)
Adjusted free cash flow	$391.6	$406.8

Liquidity and Capital Resources
We fund our business operations primarily via cash on hand, cash generated from operations, the issuance of deposits, and borrowings under our Amended and Restated Credit Agreement. As of September 30, 2023, we had cash and cash equivalents of $957.8 million, including Corporate Cash of $170.2 million, along with a remaining borrowing availability of

$925.2 million under the Revolving Credit Facility provided by our Amended and Restated Credit Agreement along with access to various sources of funds, including uncommitted federal funds lines of credit from other banks.
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

•Payments on our Amended and Restated Credit Agreement
•Payments on maturities and withdrawals of deposits
•Payments on borrowed federal funds and other short-term borrowings
•Working capital needs of the business
•Capital expenditures
•Purchases of shares of treasury stock
•Mergers and acquisitions

1 Our long-term cash requirements consist primarily of amounts owed on our Amended and Restated Credit Agreement and various facilities lease agreements.
2 Under our Amended and Restated Credit Agreement, as of September 30, 2023 the Company had outstanding term loan principal borrowings of $2,262.1 million, borrowings of $471.6 million on the Revolving Credit Facility and letters of credit of $33.2 million drawn against the Revolving Credit Facility. See Part I – Item 1 – Note 10, Financing and Other Debt, to our condensed consolidated financial statements for more information regarding our Amended and Restated Credit Agreement.
3 WEX Bank’s regulatory status enables it to raise capital to fund the Company’s working capital requirements by issuing deposits, subject to FDIC rules governing minimum financial ratios. Additionally, WEX Bank holds deposits for the benefit of WEX Inc.’s HSA customers subject to the terms of a deposit agreement. As of September 30, 2023, we had $4,368.3 million in total deposits. See Part I – Item 1 – Note 9, Deposits, to our condensed consolidated financial statements for more information regarding our deposits.
4 The Company utilizes securitized debt agreements to finance a portion of our receivables, lower our cost of borrowing and more efficiently utilize capital. The Company had $99.9 million of securitized debt under these facilities as of September 30, 2023. We also utilize off-balance sheet factoring and securitization arrangements to sell certain of our accounts receivable to unrelated third-party financial institutions in order to accelerate the collection of the Company’s cash and reduce internal costs. Available capacity is dependent on the level of our trade accounts receivable eligible to be sold and the financial institutions’ willingness to purchase such receivables. However, the Company is not dependent on them to maintain its liquidity and capital resources. We are not aware of any circumstances that are reasonably likely to cause the off-balance sheet arrangements to have a material adverse effect on liquidity and capital resources. See Part I – Item 1 – Notes 10, Financing and Other Debt and 11, Off-Balance Sheet Arrangements, to our condensed consolidated financial statements for further information about the Company’s securitized debt and off-balance sheet arrangements.
5 From time to time, WEX Bank enters into participation agreements with third-party banks to fund customers’ balances that exceed WEX Bank’s lending limit to individual customers. There was $41.5 million borrowed against these participation agreements as of September 30, 2023. WEX Bank also borrows from uncommitted federal funds lines from time to time to supplement the financing of the Company’s accounts receivable. There were $260.0 million in outstanding borrowings under these lines of credit as of September 30, 2023. See Part I – Item 1 – Note 10, Financing and Other Debt, to our condensed consolidated financial statements for more information regarding these facilities.

Additional Sources of Cash Available
On March 12, 2023, the Federal Reserve Board announced the BTFP, which provides liquidity to U.S. depository institutions. This program allows bank loans for up to one year in length, collateralized by the par value of qualifying assets, including U.S. treasuries and mortgage-backed securities. Advances will be available until March 11, 2024, or longer if the program is extended. At any time under the BTFP, WEX Bank is able to refinance without penalty in order to obtain the most advantageous rate. WEX Bank has accessed $500.0 million of temporary, low-cost capital under the BTFP as of September 30, 2023, pledging securities with a par value of $800.3 million and market value of $688.3 million as collateral.
On August 11, 2023, the Company repurchased all of its outstanding Convertible Notes for a total purchase price of $370.4 million, inclusive of accrued and unpaid interest from and including July 15, 2023, to but excluding August 11, 2023. Subsequently, on September 26, 2023, the Company entered into the Third Amendment to Amended and Restated Credit Agreement, which increased the revolving credit commitments under the Company’s Revolving Credit Facility by $500.0 million. This amendment restored most of the revolver capacity used to repurchase the Convertible Notes and close the Ascensus Acquisition. See Part I – Item 1 – Note 10, Financing and Other Debt, and Note 4, Acquisitions and Other Investments, to our condensed consolidated financial statements for more information regarding the Convertible Notes repurchase, Third Amendment to Amended and Restated Credit Agreement and Ascensus Acquisition.
WEX Bank has the ability to borrow funds from the Federal Reserve Bank Discount Window. Borrowing limits fluctuate based on pledged assets, and as of September 30, 2023, the Company could borrow up to a maximum amount of $202.3 million. WEX Bank had no borrowings outstanding on this line of credit as of September 30, 2023. See Part I – Item 1 – Note 10, Financing and Other Debt, to our condensed consolidated financial statements for more information regarding this borrowing arrangement.

Cash Flows
The table below summarizes our cash activities and adjusted free cash flow:

	Nine Months Ended September 30,
(In millions)	2023	2022
Net cash provided by (used for)
Operating activities[1]	$146.0	$106.6
Investing activities	$(1,571.4)	$(663.9)
Financing activities[1]	$1,705.3	$1,103.5
Non-GAAP financial measure:
Adjusted free cash flow[2]	$391.6	$406.8
1 Restricted cash payable inflows of $350.1 million for the nine month period ended September 30, 2022 have been reclassified from operating activities to financing activities to conform to the current period presentation. Refer to Item 1, Note 1, Basis of Presentation for more information.
2 The Company’s non-GAAP adjusted free cash flow is calculated as cash flows from operating activities, adjusted for net purchases of current investment securities, capital expenditures, the change in net deposits, changes in borrowings under the BTFP and borrowed federal funds and certain other adjustments. For a reconciliation to net cash provided by operating activities, the most closely comparable GAAP measure, and the reasons why we believe this is an important financial measure, please refer to the section titled Non-GAAP Financial Measures That Supplement GAAP Measures.

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
Cash provided by operating activities for the nine months ended September 30, 2023 increased $39.4 million as compared to the same period in the prior year. The increase in cash provided by operating activities year over year was primarily the result of higher net income adjusted for non-cash items.
Investing Activities
Investing cash flows generally consist of capital expenditures, cash used for acquisitions and the investment of custodial cash assets.
Cash used for investing activities for the nine months ended September 30, 2023 increased $907.5 million as compared to the same period in the prior year, primarily resulting from higher relative investment of HSA deposits in available-for-sale debt securities and the Ascensus Acquisition, which closed on September 1, 2023. See Part I – Item 1 – Note 4, Acquisitions and Other Investments, to our condensed consolidated financial statements for more information regarding this acquisition.
Financing Activities
Financing cash flows generally consist of the issuance and repayment of debt and deposits, changes in restricted cash payable and purchases of our common stock. Repurchases of our common stock may vary based on management’s evaluation of market and economic conditions and other factors.
Cash provided by financing activities for the nine months ended September 30, 2023 increased $601.8 million, due primarily to net borrowings under the newly available BTFP and under our Revolving Credit Facility during the nine months ended September 30, 2023, offset in part by the repurchase of our Convertible Notes.
During the nine months ended September 30, 2023, the Company repurchased approximately 0.8 million shares of our common stock subject to an authorized and outstanding share buyback plan. Cash payments for share repurchases during the nine months ended September 30, 2023 totaled $152.6 million. As of the date of this filing, there is $363.5 million worth of common stock shares that are available to be purchased pursuant to the existing repurchase authorization.

Adjusted Free Cash Flow
The definition of adjusted free cash flow, and the reasons why we believe it to be an important financial measure, can be found in the section titled Non-GAAP Financial Measures That Supplement GAAP Measures.
Adjusted free cash flow decreased $15.2 million during the nine months ended September 30, 2023 as compared to the same period in the prior year, reflecting an increase in investments of HSA deposits in available-for-sale debt securities, partially offset by borrowings under the BTFP and borrowings of federal funds.
Financial Covenants
The Amended and Restated Credit Agreement contains customary affirmative and negative covenants affecting the Company and its subsidiaries, including covenants limiting the Company’s ability to, among other things, incur debt (including disqualified stock), grant liens, make certain investments, pay dividends, repurchase equity interests and sell assets, subject to certain exceptions. The Amended and Restated Credit Agreement also contains customary financial maintenance covenants, including a consolidated interest coverage ratio and a consolidated leverage ratio. The indenture associated with the Convertible Notes included customary covenants, including a debt incurrence covenant that restricted the Company from incurring certain indebtedness, including disqualified stock and preferred stock issued by the Company or its subsidiaries, subject to customary exceptions. In connection with the repurchase of our Convertible Notes, this indenture was discharged and, as such, the Company is no longer subject to the restrictions contained in the indenture governing the Convertible Notes. See Part I – Item 1 – Note 10, Financing and Other Debt, to our condensed consolidated financial statements for further information on the repurchase of the Convertible Notes. As of September 30, 2023, we were otherwise in compliance with such remaining covenants. See Part II – Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources and Part II – Item 8 – Note 16, Financing and Other Debt, in our Annual Report on Form 10-K for the year ended December 31, 2022 for more information regarding these covenants.
Other Commitments, Contingencies and Contractual Obligations
Other than commitments arising related to the upcoming Payzer acquisition, and impacts from the third quarter repurchase of our Convertible Notes and the 2023 borrowings on the BTFP, there were no material changes to our contractual obligations from the information previously provided in Item 7 of our Annual Report on Form 10–K for the year ended December 31, 2022.
Regulatory Matters
WEX Bank is in the process of complying with a consent order issued by the FDIC and the UDFI (the “2022 Order”) on May 6, 2022 and a consent order issued by the FDIC on September 20, 2023 (the “2023 Order”). The 2022 Order requires WEX Bank to strengthen its Bank Secrecy Act/anti-money laundering compliance program and to address related matters, including with respect to controls. The terms of the 2022 Order will remain in effect and be enforceable until they are modified, terminated, suspended or set aside by the FDIC and the UDFI, however, we believe we have taken the appropriate actions to meet the requirements of the 2022 Order.
The 2023 Order requires WEX Bank to make certain improvements, which include corrections of certain issues identified in the 2023 Order and general enhancements to WEX Bank’s compliance management program. Customer impact and any resulting harm from the violations detailed in the 2023 Order have been identified and steps have been taken to remediate any such impact and harm. The terms of the 2023 Order will remain in effect and be enforceable until they are modified, terminated, suspended or set aside by the FDIC. Neither the matters identified in the 2022 Order nor the 2023 Order are expected to have a material effect on WEX Bank’s operations or the Company’s results of operations, financial condition or cash flows.
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

Recently Adopted Accounting Standards
See Note 2, Significant Accounting Policies, to the condensed consolidated financial statements included in Part I, Item 1 of this Form 10–Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
As of September 30, 2023, we have no material changes to the market risk disclosures in our Annual Report on Form 10–K for the year ended December 31, 2022.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the principal executive officer and principal financial officer of WEX Inc., evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2023. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2023. “Disclosure controls and procedures” are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we are subject to legal proceedings and claims in the ordinary course of business, including but not limited to: commercial disputes; contract disputes; employment litigation; disputes regarding our intellectual property rights; alleged infringement or misappropriation by us of intellectual property rights of others; and, matters relating to our compliance with applicable laws and regulations. As of the date of this filing, we are not involved in any material legal proceedings and there are no material proceedings known to be contemplated by governmental authorities. We also were not involved in any material legal proceedings that were terminated during the three months ended September 30, 2023.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10–K for the year ended December 31, 2022, and in Part II, “Item 1A. Risk Factors” in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2023 and June 30, 2023, which could materially affect our business, financial condition or future results. The risk factors disclosure in our Annual Report on Form 10-K for the year ended December 31, 2022 and in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2023 and June 30, 2023 is qualified by the information that is described in this Quarterly Report on Form 10-Q. The risks described in our Annual Report on Form 10–K for the year ended December 31, 2022 and in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2023 and June 30, 2023 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table presents the Company’s common stock repurchases during each month of the third quarter of 2023:

	Total Number of Shares Purchased	Average Price Paid per Share[2,3]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[1]
July 1 - July 31, 2023	—	$—	—	$413,465,103
August 1 - August 31, 2023	177,260	$189.24	177,260	$379,919,555
September 1 - September 30, 2023	83,122	$198.02	83,122	$363,459,997
Total	260,382	$192.05	260,382
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

Item 5. Other Information.
During the three months ended September 30, 2023, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

 Item 6. Exhibits.

	Exhibit No.	Description
	3.1	Amended and Restated Certificate of Incorporation of WEX Inc. (incorporated by reference to Exhibit No. 3.1 to our Current Report on Form 8–K filed with the SEC on June 10, 2021)
	3.2	Amended and Restated By-Laws of WEX Inc. (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed with the SEC on December 13, 2022)
	10.1	Note Repurchase Agreement, dated August 11, 2023 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on August 14, 2023)
	10.2	Second Amendment to Amended and Restated Credit Agreement, dated August 10, 2023 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on August 14, 2023)
	10.3
Third Amendment to Amended and Restated Credit Agreement, dated September 26, 2023 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on September 29, 2023)

*†	10.4	Form of WEX Inc. 2023 Restricted Stock Unit Award Agreement under the WEX Inc. Amended and Restated 2019 Equity and Incentive Plan
*†	10.5	Non-Employee Director Compensation Plan (effective October 1, 2023)
*	31.1	Certification of Chief Executive Officer of WEX INC. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended
*	31.2	Certification of Chief Financial Officer of WEX INC. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended
*	32.1
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

WEX INC.

October 27, 2023	By:	/s/ Jagtar Narula
Jagtar Narula
Chief Financial Officer
(principal financial officer)