Form 10-K
period 2023-12-31
WEX Inc.
filed 2024-02-23
CIK 1309108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Act.        ☐  Yes             ☑  No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (assuming for the purpose of this calculation, but without conceding, that all directors, officers and any 10 percent or greater stockholders are affiliates of the registrant) as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $7.8 billion (based on the closing price of the registrant’s common stock on that date as reported on the New York Stock Exchange).
There were 41,734,802 shares of the registrant’s common stock outstanding as of February 15, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive proxy statement for the Company’s 2024 Annual Meeting of Stockholders (the “2024 Proxy Statement”) are incorporated by reference into Part III of this 10–K. Such 2024 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the Company’s fiscal year ended December 31, 2023. With the exception of the sections of the 2024 Proxy Statement specifically incorporated herein by reference, the 2024 Proxy Statement is not deemed to be filed as part of this Annual Report on 10–K.

Unless otherwise indicated or required by the context, the terms “we,” “us,” “our,” “WEX,” or the “Company,” in this Annual Report on Form 10–K mean WEX Inc. and all of its subsidiaries that are consolidated under accounting principles generally accepted in the United States.
FORWARD–LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for statements that are forward-looking and are not statements of historical facts. This Annual Report on Form 10-K includes forward-looking statements including, but not limited to, statements about management’s plans and goals. Any statements in this Annual Report that are not statements of historical facts are forward-looking statements. When used in this Annual Report, the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “positions,” “confidence,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. Forward-looking statements relate to our future plans, objectives, expectations and intentions and are not historical facts and accordingly involve known and unknown risks and uncertainties and other factors that may cause the actual results or performance to be materially different from future results or performance expressed or implied by these forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Annual Report and in oral statements made by our authorized officers:
•the impact of fluctuations in demand for fuel and the volatility and prices of fuel, including fuel spreads in the Company’s international markets, and the resulting impact on the Company’s margins, revenues, and net income;
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
•limitations on, or compression of, interchange fees;
•the effect of adverse financial conditions affecting the banking system;
•the impact of increasing scrutiny with respect to our environmental, social and governance practices;
•failure to implement new technologies and products;
•the failure to realize or sustain the expected benefits from our cost and organizational operational efficiencies initiatives;
•the failure to compete effectively in order to maintain or renew key customer and partner agreements and relationships, or to maintain volumes under such agreements;
•the ability to attract and retain employees;
•the ability to execute the Company’s business expansion and acquisition efforts and realize the benefits of acquisitions we have completed;
•the failure to achieve commercial and financial benefits as a result of our strategic minority equity investments;
•the impact of foreign currency exchange rates on the Company’s operations, revenue and income and other risks associated with our operations outside the United States;
•the failure to adequately safeguard custodial HSA assets;
•the incurrence of impairment charges if the Company’s assessment of the fair value of certain of its reporting units changes;
•the uncertainties of investigations and litigation;
•the ability of the Company to protect its intellectual property and other proprietary rights;
•the impact of regulatory capital requirements and other regulatory requirements on the operations of WEX Bank or its ability to make payments to WEX Inc.;

Table of Contents	FORWARD-LOOKING STATEMENTS
•the impact of the Company’s debt instruments on the Company’s operations;
•the impact of leverage on the Company’s operations, results or borrowing capacity generally;
•changes in interest rates, including those which we must pay for our deposits, and the rate of inflation;
•the ability to refinance certain indebtedness or obtain additional financing;
•the actions of regulatory bodies, including tax, banking and securities regulators, or possible changes in tax, banking or financial regulations impacting the Company’s industrial bank, the Company as the corporate parent or other subsidiaries or affiliates;
•the failure to comply with the Treasury Regulations applicable to non-bank custodians;
•the impact from breaches of, or other issues with, the Company’s technology systems or those of its third-party service providers and any resulting negative impact on the Company’s reputation, liabilities or relationships with customers or merchants;
•the impact of regulatory developments with respect to privacy and data protection;
•the impact of any disruption to the technology and electronic communications networks we rely on;
•the ability to incorporate artificial intelligence in our business successfully and ethically;
•the ability to maintain effective systems of internal controls;
•the impact of provisions in our charter documents, Delaware law and applicable banking laws that may delay or prevent our acquisition by a third party; as well as
•other risks and uncertainties identified in Item 1A of this Annual Report and in connection with such forward-looking statements.
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
Adjusted free cash flow
A non-GAAP measure calculated as cash flows from operating activities, adjusted for net purchases of current investment securities, capital expenditures, the change in net deposits, changes in borrowings under the BTFP and borrowed federal funds and certain other adjustments.

Adjusted net income or ANI	A non-GAAP measure that adjusts net income (loss) attributable to shareholders to exclude all items excluded in segment adjusted operating income except unallocated corporate expenses, further excluding unrealized gains and losses on financial instruments, net foreign currency gains and losses, debt issuance cost amortization, tax related items and certain other non-operating items, as applicable depending on the period presented.
Amended and Restated Credit Agreement
Amended and Restated Credit Agreement entered into on April 1, 2021 (as amended from time to time) by and among the Company and certain of its subsidiaries, as borrowers, and Bank of America, N.A., as administrative agent on behalf of the lenders.

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

BTFP	The Federal Reserve Bank Term Funding Program, which provides liquidity to U.S. depository institutions.
CDH	Consumer directed healthcare
CFPB	Consumer Financial Protection Bureau
CODM	Chief Operating Decision Maker
Company	WEX Inc. and all entities included in the consolidated financial statements.
Consolidated EBITDA	A non-GAAP measure calculated in accordance with the terms of the Company’s Amended and Restated Credit Agreement.
Convertible Notes	Convertible senior unsecured notes due on July 15, 2027 in an aggregate principal amount of $310.0 million with a 6.5 percent interest rate, issued July 1, 2020, which were repurchased by the Company and canceled by the trustee at the instruction of the Company on August 11, 2023.
Corporate Cash	Calculated in accordance with the terms of our consolidated leverage ratio in the Company’s Amended and Restated Credit Agreement.
COVID-19	An infectious disease caused by the SARS-CoV-2 coronavirus. The World Health Organization declared the coronavirus outbreak a global pandemic on March 11, 2020.

Table of Contents	ACRONYMS AND ABBREVIATIONS

DCFM	Discounted Cash Flow Method of valuation
Discovery Benefits	Discovery Benefits, LLC, which was subsequently merged with and into WEX Health as of March 31, 2021.
DSUs	Deferred Stock Units held by non-employee directors.
EFS	Electronic Funds Source, LLC, a provider of customized corporate payment solutions for fleet and corporate customers with a focus on large and mid-sized over-the-road fleets.
eNett	eNett International (Jersey) Limited
EVs	Electric Vehicles
FASB	Financial Accounting Standards Board
FCPA	U.S. Foreign Corrupt Practices Act
FDIC	Federal Deposit Insurance Corporation
Federal Reserve Bank Discount Window	Monetary policy that allows WEX Bank to borrow funds on a short-term basis to meet temporary shortages of liquidity caused by internal or external disruptions.
FinCEN	Financial Crimes Enforcement Network of the U.S. Department of the Treasury
FleetOne	FleetOne Holdings, LLC and its direct and indirect subsidiaries
FRA	Federal Reserve Act
FSA	Flexible Spending Accounts
GAAP	Generally Accepted Accounting Principles in the United States
GILTI	Global Intangible Low Taxed Income
GPCM	Guideline Public Company Method of valuation
GPCs	Guideline Public Companies
HRA	Health Reimbursement Arrangements
HSA	Health Savings Account
ICE	Internal Combustion Engine
LIBOR	London Interbank Offered Rate
NAV	Net Asset Value
Net interchange rate	Represents the percentage of the dollar value of each payment processing transaction that WEX records as revenue from merchants, less certain discounts given to customers and network fees.
Net late fee rate	Net late fee rate represents late fee revenue as a percentage of fuel purchased by fleets that have a payment processing relationship with WEX.
Net payment processing rate	The percentage of each payment processing $ of fuel that the Company records as revenue from merchants less certain discounts given to customers and network fees.
Notes	$400.0 million senior notes with a 4.75 percent fixed rate, issued on January 30, 2013, which were redeemed in full by the Company on March 15, 2021.
NYSE	New York Stock Exchange
OFAC	The United States Treasury’s Office of Foreign Assets Control
Operating cash flow	Net cash provided by (used for) operating activities
Operating interest	Interest expense incurred on the operating debt obtained to provide liquidity for the Company’s short-term receivables or used for investing purposes in fixed income debt securities.
Optal	Optal Limited
OTA	Online travel agency
Over-the-road	Typically, heavy trucks traveling long distances.
Payment processing $ of fuel	Total dollar value of the fuel purchased by fleets that have a payment processing relationship with WEX.

Table of Contents	ACRONYMS AND ABBREVIATIONS

Payment processing transactions	Total number of purchases made by fleets that have a payment processing relationship with the Company where the Company maintains the receivable for the total purchase.
PBRSUs	Performance-based restricted stock units
PO Holding	PO Holding, LLC, a wholly-owned subsidiary of WEX Inc. and the direct parent of WEX Health.
Processing costs	Expenses related to processing transactions, servicing customers and merchants and costs of goods sold related to hardware and other product sales.
Purchase volume	Purchase volume in the Corporate Payments segment represents the total dollar value of all WEX-issued transactions that use WEX corporate card products and virtual card products. Purchase volume in the Benefits segment represents the total dollar value of all transactions where interchange is earned by WEX.
Redeemable non-controlling interest	The portion of the U.S. Benefits business’ net assets owned by a non-controlling interest holder, SBI, prior to the March 7, 2022 acquisition of SBI’s remaining interest in PO Holding.
Revolving Credit Facility	The Company’s secured revolving credit facility under the Amended and Restated Credit Agreement.
RSUs	Restricted stock units
SaaS	Software-as-a-Service
SBI	SBI Investments, Inc., which is owned by State Bankshares, Inc., and was a minority interest holder in PO Holding, LLC.
SEC	Securities and Exchange Commission
Segment adjusted operating income	A non-GAAP measure that adjusts operating income to exclude specified items that the Company’s management excludes in evaluating segment performance, including unallocated corporate expenses, acquisition-related intangible amortization, other acquisition and divestiture related items, debt restructuring costs, stock-based compensation, other costs and certain non-recurring or non-cash operating charges that are not core to our operations, as applicable depending on the period presented.
Service fees	Costs incurred from third-party networks utilized to deliver payment solutions and other third-parties utilized in performing services directly related to generating revenue.
SOFR	Secured Overnight Financing Rate
SPE	Wholly-owned special purpose entity
Topic 320	Accounting Standards Codification Section 320, Debt Securities
Topic 606	Accounting Standards Codification Section 606, Revenue from Contracts with Customers
Total volume	Includes purchases on WEX-issued accounts as well as purchases issued by others, but using a WEX platform.
TSR	Total shareholder return
UDFI	Utah Department of Financial Institutions
U.S. Benefits business	(i) prior to March 31, 2021, WEX Health, Inc. and Discovery Benefits, LLC., collectively, (ii) from March 31, 2021 to June 1, 2021, WEX Health, Inc., (iii) from June 1, 2021 to April 30, 2022, WEX Health, Inc. and benefitexpress, collectively, and (iv) from April 30, 2022, WEX Health, Inc.
VCN	Virtual card number
WACC	Weighted Average Cost of Capital
WEX	WEX Inc., and all of its subsidiaries that are consolidated under accounting principles generally accepted in the United States, unless otherwise indicated or required by the context.
WEX Australia	WEX Card Holdings Australia Pty Ltd and its subsidiaries

Table of Contents	ACRONYMS AND ABBREVIATIONS

WEX Bank	An industrial bank organized under the laws of the State of Utah, and wholly owned subsidiary of WEX Inc.
WEX Europe Services	WEX Europe Service Limited, a European Mobility business
WEX Health	WEX Health, Inc., the Company’s healthcare technology and administration solutions provider/business.
WEX Payments	WEX Payments Inc. (formerly known as Noventis, Inc.)

PART I
ITEM 1. BUSINESS
Our Company
WEX’s mission is focused on simplifying the business of running a business. WEX owns and operates a B2B ecosystem that helps our customers overcome highly manual processes and reconciliations, navigate the complexity of consumer driven healthcare benefits, and solve their administrative challenges. We believe that WEX offers the marketplace a unique combination of capabilities to simplify complexity, thereby setting WEX’s offerings apart from those of our competition, including:
•Global commerce platform. Our technology is engineered and operated with global scale and reliability. We have invested heavily, and expect to continue to invest, in technology. Using our technology, our customers have trusted us to conduct hundreds of billions of dollars in money movements in more than 20 currencies. We believe that our products and services play integral roles in the infrastructure of businesses.
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
The combination of our capabilities across segments forms a diverse B2B ecosystem for us to provide products and services to our customers, as depicted in the following graphic:
Our Ecosystem of Solutions
Incorporates the Best of Our Vertical Expertise and the Power of Our Commerce Platform

Direct Customers	Partners

WEX Solutions Ecosystem

Simplify Benefits			Reimagine Mobility			Pay & Get Paid

CDH Program Management	Non-Bank Custodian	Benefits Administration	Analytics & Controls	Proprietary Network	EV & Mixed Fleets	Expense Management	Workflow Automation	Fraud Controls

Global Commerce Platform

Payments	Access to Funds	API Integration	Flexible UIs	Global Omnichannel Servicing	Scalable Data, Analytics, AI	Risk & Security

Table of Contents	PART I
Leveraging these unique capabilities, WEX offers solutions that organizations use to drive efficiencies and manage risk. These solutions, which share and benefit from our underlying capabilities, are provided across the following three business segments:

Mobility WEX reimagines mobility across fleets of all sizes. WEX has more than 600,000 mobility customers worldwide.
Benefits
WEX simplifies administration of benefits for employers, including consumer directed health accounts in the United States both directly and through partners. We serve more than half of the Fortune 1000 companies in the United States.

Corporate Payments
WEX is both one of the largest commercial payment companies in the world as well as a trusted technology partner for some of the largest organizations in the world. WEX is unique in our space as we couple wholly owned market leading technology with a global issuing and funding capability.

Our wholly owned subsidiary, WEX Bank, currently funds the majority of our Mobility and Corporate Payments operations, provides us with a number of services, including credit adjudication, and is a depository institution for certain HSA cash assets. We believe that our ownership of WEX Bank provides us with a competitive advantage through access to low cost sources of capital and liquidity and enables us to design funding solutions for customers that complement our technology solutions.
Our ecosystem of solutions provides the Company with multiple and diverse levers and opportunities to help WEX achieve its financial and business goals. Current goals include winning new customers, growing our share of wallet, expanding and diversifying our offering, deepening our global presence, and executing strategic mergers and acquisitions. Our existing and evolving technology, talented workforce, and robust customer and partner footprint all continue to drive our business forward and we expect will help us achieve our goals. We have established a growth engine in large end markets and we are a leader in the markets in which we participate.
Seasonality
Certain parts of our business are affected by seasonal variations. For example, in a typical year, fuel prices are typically higher during the summer and online travel sales are typically higher during the third quarter. In addition, we experience seasonality in our Benefits segment as consumer spend is correlated with insurance deductibles, typically resulting in higher spend in the early part of the year until employees meet their deductibles.

Table of Contents	PART I
Key Developments

Renamed reportable segments
•In connection with a rebranding initiative, during the first quarter of 2023 the Company renamed its existing reportable segments. The Fleet Solutions segment was renamed to Mobility, the Travel and Corporate Solutions segment was renamed to Corporate Payments and the Health and Employee Benefits Solutions segment was renamed to Benefits. There were no changes to the composition of our reportable segments.

EV-related initiatives
•We have made progress against many of our EV-related initiatives, including our DriverDash® mobile app, which we recently expanded to include EV functionality. This means that, through their existing WEX portal, fleet managers can enable their cards for EV charging and use our integrated app, DriverDash®, to find, activate, pay for, and track charges all on one credit line, invoice, dataset, and management interface. This simplifies customer workflows while eliminating the need for drivers to have multiple fobs and apps in order to manage their mixed fleet. We have also launched an at-home reimbursement product in the U.S. We began rolling out the initial phase of this product during the fourth quarter of 2023, and expect to roll out depot functionality later in 2024.
•During 2023, our Board of Directors authorized the Company to invest up to $100 million through 2025 in predominantly early-stage companies focused on the energy transition. To-date, the Company has invested a total of $7.5 million in three such minority investments and has entered into subscription and limited partnership agreements for the investment of up to an additional $10 million in two venture capital funds that invest in climate/alternative energy technologies.

Cloud migration
•We accomplished our cloud migration goal with the full migration of the Benefits segment in the third quarter of 2023. All of our core technology is now cloud-based. In an effort to reduce our dependency on physical data centers, during the fourth quarter of 2023 we achieved our data center reduction goal of consolidating from 33 data centers in 2019 to seven by the end of 2023. We will continue our Cloud-first development philosophy, which enables improved data security, infrastructure resiliency, system availability, and speed to market.

Business acquisitions
•During the third quarter of 2023, we acquired a collection of entities from Ascensus, LLC that provide employee health benefit accounts. We believe the technology of these acquired entities complements ours, while increasing our scale in the Benefits space and expanding our Benefits product offering with their Affordable Care Act compliance and dependent verification capabilities.
•During the fourth quarter of 2023 we acquired Payzer, a leading cloud-native field service management software provider. We expect Payzer to strengthen our relationships with vertical customers in our Mobility segment, allowing us to match our payments capabilities with integrated software that creates durable value to our customer base. Payzer's high-growth, top-tier service offering and feature set, which includes end-to-end business management software and enables a wide range of payment solutions, is at the convergence of SaaS and payments.

AI experiments
•We have conducted AI experiments across the enterprise, which have driven customer-focused outcomes, uncovered opportunities for workflow efficiencies, and identified many other opportunities for us to continue driving value by leveraging these technologies. We believe our efforts in using machine learning in credit adjudication and monitoring have helped reduce delinquencies significantly in 2023 as seen in our credit loss results.

Operational improvement efforts
•By the end of 2023 we achieved $75 million in run-rate cost savings and are on track to generate $100 million by the end of 2024. We are reinvesting a portion of these cost savings in enhancing our capabilities, including digital products, technology and risk management capabilities and tools.

Table of Contents	PART I
Our Business Segments

Mobility Segment
Overview
Within our Mobility segment, WEX is a leader in fleet vehicle payment solutions, transaction processing, and information management services. We address the marketplace through three different business units.
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
As of December 31, 2023, more than 19 million vehicles used our solutions for fleet management.
Solution
We believe our key source of differentiation in the Mobility segment is the enhanced data and controls we provide fleet operators based on our proprietary closed loop payments network. This proprietary closed-loop network enables us to capture rich data, deploy custom controls, and establish the economics between fleets and merchants. Our data and tools allow fleet owners and managers to control spend and limit fraud while optimizing their fleet operations. At the point-of-sale, we capture an array of information. Examples of information captured, which varies by type of customer, include the amount of the purchase, the driver, the vehicle, the odometer reading, the fuel or vehicle maintenance provider, and the items purchased. We provide standard and personalized information to customers through vehicle analysis reports, custom reports, and our websites. We also alert customers of unusual transactions or those that fall outside of pre-established parameters. Customers can access their account information through our platform including account history and recent transactions and download the related details. In addition, fleet managers can elect to be notified when limits are exceeded in specified purchase categories, including limits on transactions within a time range and gallons per day. In the over-the-road space, we additionally offer fleets customizable payment solutions including real-time interactive and seamless interfaces delivering data integrity, alternative payment and money transfer options, comprehensive settlement solutions, real-time reports and analytics for compliance and cost-optimization and fuel reconciliation and mobile optimization tools.
In conjunction with the above, we offer our mobility customers the following additional products and services:
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
•Credit and collections services: We extend short term credit in the majority of Mobility transactions. Related to this service we have developed proprietary account approval, underwriting, credit management, and collections programs.
•Merchant services: Our representatives work with fuel and vehicle maintenance providers to enroll these providers in our network, test all network technology, and provide training on our processes.
•Analytics solutions: We provide customers with access to analytics platforms and custom reporting tools targeted toward identifying cost savings opportunities and managing their fleet.
•Ancillary services and offerings: We provide a variety of ancillary services and tools to fleets to help them better manage expenses and capital requirements. Additionally, beginning in November 2023, we provide a cloud-native

Table of Contents	PART I
software solution that has various capabilities, including scheduling, dispatch navigation, marketing and payment acceptance, to mobility field service customers in HVAC, roofing and other similar verticals.
Building upon our historical ICE-related fleet solutions, we are working on solutions we believe will ease the integration of EVs into mixed fleets. We are well positioned to help our customers transition to an expected mixed-fleet future. As fleet owners look to add vehicles powered by alternative energy sources, such as EVs, we are building on our deep experience in fleet and mobility in an attempt to develop and provide solutions to address specific customer needs, including charging, EV transition planning, and tools to successfully manage a mix of vehicle types ranging from connectivity to advanced route planning and carbon emissions reporting.
Payment processing transactions are the primary revenue source in the Mobility segment. Revenue is earned based on a percentage of the aggregate dollar amount of the customer’s purchase, a fixed amount per transaction, or a combination of both. In a typical domestic payment processing transaction for which we extend short-term credit to the fleet cardholder, we pay the merchant for the purchase price, less the fees we retain and record as revenue according to their specific merchant agreement, which generally occurs within ten days. Revenue from our WEX Europe Services and Go Fuel Card operations is primarily derived from the difference between the negotiated price of the fuel from the supplier and the price charged to the fleet customer. We collect the total purchase price from our North America and international Mobility customers, typically within 30 days from the billing date. In our over-the-road fleet business, the amount of time between when we pay the merchants and collect from our customers is significantly reduced relative to a typical North America or International Fleet transaction. There are instances, primarily within our over-the-road business, in which WEX processes a fleet customer transaction with the merchant bearing the credit risk and collecting the receivable from the fleet.
In addition to revenue derived from payment processing transactions, we recognize account servicing revenue on fees charged to the cardholders, finance fee revenue on overdue accounts and other revenue on transaction processing revenue and miscellaneous other products and services.
Distribution
We market our Mobility products and services both directly and indirectly to businesses and government agencies with fleets of commercial vehicles, including fleets of all sizes, and over-the-road, long haul fleets. Our direct product suite includes payment processing and transaction processing services, WEX branded fleet cards in North America, and Motorpass branded fleet cards in Australia. Additionally, the WEX products and services are marketed under the EFS, EFS Transportation Services, T-Chek, and Fleet One network brands.
We also market our products and services using the WEX network indirectly through co-branded and private label relationships. With a co-branded relationship product, we market our products and services for, and in collaboration with, fuel providers and fleet management companies using their brand names and our logo on a co-branded fleet card. These companies seek to offer our payment processing and information management services as a component of their total offering to their customers.
Our private label programs market our products and services for, and in collaboration with, fuel retailers, using only their brand names. The fuel retailers with which we have formed strategic relationships offer our payment processing and information management products and services to their customers in order to establish and enhance customer loyalty. These fleets use these products and services to purchase fuel at locations of the fuel retailer with whom we have the private label relationship.
Competition
In general, our Mobility business competes with financial institutions that provide general payment services without the enhanced capabilities of our solution set. We also compete against similar more specialized offerings from Fleetcor, U.S. Bank Voyager, Radius Payment Solutions, DKV, and Edenred. We believe we compete favorably against these competitors and others through the combination of the breadth of our solution, the reach of our payments network, and our advantaged funding model through WEX Bank.

Table of Contents	PART I

Benefits Segment
Overview
Our Benefits segment simplifies the business of administering and managing employee benefit plans. We provide SaaS software with embedded payment solutions and plan administration services for consumer-directed health benefits, COBRA accounts, and benefit enrollment and administration. In addition, WEX Inc. and WEX Bank provide custodial and depository services, respectively, with respect to HSAs.
Solution
Our products simplify the process of navigating and managing employee benefits for plan administrators, employers, and plan participants and their families. Our solutions power a variety of benefit plans, including HSAs, FSAs, HRAs, Lifestyle Spending Accounts, COBRA accounts, wellness incentives, Medicare Advantage supplemental benefits, commuter benefits, and other account-based benefit plans. We also provide the software that enables employees to choose and enroll in their benefits and manage those benefits throughout the plan year. In addition, WEX Inc. is an IRS-designated non-bank custodian of HSA assets. As of December 31, 2023, WEX Inc. was the custodian to $5.4 billion in HSA assets, $1.5 billion of which were in investment funds at a third-party brokerage firm, and $3.9 billion of which were in cash.
The following summarizes our key products and services within the Benefits segment:
•Consumer-directed benefits. We provide a software platform for record-keeping and administration of account-based benefit plans, which reimburse eligible expenses incurred by plan participants and their eligible dependents. We also provide debit card processing services to enable immediate electronic reimbursement.
•Non-bank custodial services. We provide non-bank custodial services for HSAs, with consumer balances placed at a variety of bank depositories including WEX Bank.
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
Our revenues derive primarily from three sources:
•Per participant per month fees charged for our software and administrative services.
•Interest on deposits and fees related to cash balances in HSAs over which WEX Inc. is the custodian.
•Interchange on debit cards used by plan participants and their dependents to pay for eligible expenses from their benefit plan.

Table of Contents	PART I
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
Our flexible distribution capabilities enhance our ability to penetrate our addressable markets through hundreds of partners as well as direct to employer. We had an average of approximately 19.9 million SaaS accounts on our platform during the year ended December 31, 2023.
Competition
In our partner channel, we compete with other specialized providers of similar benefit solutions, such as Alegeus Technologies and Nations Benefits, providers of core banking platforms, such as FIS, Fiserv, and Jack Henry, as well as proprietary technology solutions developed and maintained in-house by plan administrators.
In our direct channel, we compete with providers of consumer-directed benefit and COBRA administration as well as providers of benefit enrollment software and services. Competitors in this segment include companies such as HealthEquity, Alight Technologies, Businessolver, and Inspira Financial. We believe we compete favorably against these competitors through the combination of the breadth of our solution, the feature-richness of our platform and the fact that our offerings can be deployed flexibly, from software-only to full benefit administration, with a wide range of options in between.

Corporate Payments Segment
Overview
Our Corporate Payments segment focuses on the complex payment environment of global B2B payments. Our capabilities and solutions broadly fall into two categories:
•Embedded Payments. Our primary service offering is to enable customers to utilize our highly scalable and vertically integrated payments solutions to integrate into their own workflows. Customers access our capabilities primarily via our proprietary set of application programming interfaces (“APIs”). We combine wholly-owned and developed cloud-based technology along with our wholly-owned and operated global financial services capabilities, inclusive of WEX Bank and our various electronic money institutions around the world, to satisfy the commercial payments needs of our customer base. Our end customers are primarily using our services to create and use virtual credit cards to satisfy payment obligations in their business models. Customers for this solution include OTAs, tour operators, and airlines, as well as non-travel customers such as financial technology firms that focus on spend management, accounts payable automation, insurance payments, and media payments.
•Accounts Payable (AP) Automation and Spend Management. Built on top of our embedded payment capabilities, our AP Automation and Spend Management capabilities provide an enhanced user interface and Enterprise Resource Planning (“ERP”) software integration points for organizations to manage their AP Automation and Spend Management functions. Our solutions in this space address corporations of all sizes and are sold direct to customers and also white-labeled by leading financial institutions who license our technology.
Solution
The Corporate Payments segment allows businesses to centralize purchasing, simplify complex supply chain processes, and eliminate the paper check writing associated with traditional purchase order programs. It also enables technology companies and innovators across the globe to streamline their payment needs with a single, integrated technology and issuing partner.
At the core of our Corporate Payments product set is a virtual card. Our virtual payments capability is used for transactions where no physical card is presented, including transactions that are increasingly completed online in a

Table of Contents	PART I
digitally connected world, but can also be used over the telephone, by mail, by email, or by fax. Each transaction is assigned a unique VCN on either of the Mastercard or Visa networks, with a customized spend limit, expiration date, and various other purchase controls. These controls are in place to limit fraud and unauthorized spending. The unique VCN limits purchase amounts and tracks, settles, and reconciles purchases more easily, creating efficiencies and cost savings for our customers. Our virtual card solution combines (i) wholly-owned, end-to-end highly reliable technology, (ii) global currency capabilities with over 20 currencies active, and (iii) a wholly-owned global compliance and funding mechanism that allows WEX to be the issuer in addition to the payment processor. The use of a commercial virtual card is particularly appealing for its ability to easily reconcile, protect against fraud, provide chargeback protections, have global currency capabilities, and generate rebates through interchange economics.
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
Distribution
We market our Corporate Payments segment products and services both directly and indirectly to new and existing customers in a variety of models.
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
Competition
In general, WEX Corporate Payments competes with financial institutions that provide general payment services without the enhanced capabilities of our solution set. Financial institutions, including but not limited to J.P. Morgan, Barclays, Capital One, American Express, and Citi, have access to technology solutions coupled with payment capabilities. We compete against specialized financial technology firms that are focused on delivering processing capabilities to the marketplace, such as I2C, Global Payments, and Marqeta, in partnership with partner banks who provide payments services, such as Cross River Bank, Celtic Bank, MVB Bank, or Sutton Bank. We also compete with financial technology firms focused on accounts payable and spend management, such as Adyen, ConnexPay, and Stripe. We believe we compete favorably against these competitors through our wide geographic reach, deep payments expertise, enduring relationships, in-house technology and issuing capabilities, and our cloud-based proprietary technology stack.

Table of Contents	PART I
Our Strategy
As a continuing innovator in the payments and business technology industry, WEX has significant experience in bringing and expanding our solutions to customers and markets. Our current strategy is a simplified articulation of our approach to growing our business and more specifically outlines how we expect to continue to meet the needs of an evolving landscape.
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
•Insights that Power Success. The value of the solutions we provide is further amplified by the insights we deliver through the extensive data we maintain and the specialized expertise of our employees. Through these insights, we enable our customers to make better, more informed decisions, move more quickly and mitigate risk. We continue to expand our use of AI, machine learning, and other innovative tools to ensure we can scale with our growth while managing risk both for ourselves and our customers.
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
•Strategic M&A. Along with our organic growth, we view growth through strategic acquisitions as an attractive use of capital to bring further scale and diversification to our offerings.
Our Technology and Resources
WEX’s digital and technology strategy remains grounded in deeply understanding our customers’ needs, leveraging our technology and payments expertise and continuing strong investment to deliver great products for the near and long term. The solutions we offer our customers across our B2B ecosystem consist primarily of proprietary technologies, including closed loop payments networks, SaaS software with embedded payment solutions, and virtual payments capabilities. We have also invested in our development pipelines to enable the faster deployment of systems with tooling that is streamlined and standardized end to end.
Core to our technology vision is delivery of responsive, reliable technology. Our multi-cloud strategy allows us to operate more scalable, flexible, and compliant systems across our product suite while shedding dependency on more costly and less flexible data centers. As we simplify and decouple systems, we are introducing more flexibility, scalability, and reuse of our core components. This not only advances our ability to continuously deploy solutions, but it also improves the customer experience by enabling us to isolate issues and create opportunities for targeted integration with our partners.

Table of Contents	PART I
This work is paired with multi-layer security and privacy controls to mitigate the risk of security threats, including from cybersecurity attacks, so that our customers are provided with reliable, compliant systems that put a premium on data protection. See Part I – Item 1C – Cybersecurity for information on our processes and procedures in place for managing cybersecurity risk.
Our approach to data will be a critical differentiator for WEX as we continue our digital transformation. We are modernizing our data platform while introducing experimentation at scale to accelerate the pace at which we can process and present data to enable data-driven decisions for both employees and customers. We are integrating AI capabilities across the breadth of our activities, reducing process inefficiencies and enriching customer-focused outcomes, while remaining focused on having an effective AI governance framework in place.
We rely on a combination of patent, copyright, trade secret and trademark laws, confidentiality procedures, contractual provisions and other similar measures to protect the proprietary information and technology used in our business. We generally enter into agreements with clients, consultants, service providers and other partners, whether current or prospective, that contain provisions restricting use and disclosure of our proprietary information and technology. Operationally, we have implemented certain safeguards designed to control access to and distribution of our proprietary information and technology. We pursue registration and protection of certain trademarks in the U.S. and other countries in which we operate or plan to operate. We market our products and services using the WEX brand name globally, as well as other brand names such as FleetOne, EFS, and benefitexpress in the U.S. and eNett and Go Fuel Card in Europe and Motorpass in Australia.
Regulation and Supervision
The Company is subject to a substantial number of laws and regulations, both in the United States and in foreign jurisdictions, which apply to businesses offering financial technology services and payment cards to customers or processing or servicing for payment cards and related accounts. In addition, a substantial number of laws and regulations govern or affect WEX Bank, as an insured depository institution, and our operations related to our Benefits business.
We are also subject to direct supervision and periodic examinations by various governmental agencies and industry self-regulatory organizations that are charged with overseeing the kinds of business activities in which we engage, including the UDFI, the FDIC, the SEC, and a number of state and foreign regulatory and licensing authorities. These agencies and authorities generally have broad authority and discretion in restricting and otherwise affecting our businesses and operations and may take formal or informal supervisory, enforcement, and other actions against us when, in the applicable agency’s or organization’s judgment, our businesses or operations fail to comply with applicable law, or meet its supervisory expectations. We strive to maintain constructive relationships with regulatory authorities.
The laws and regulations that apply to the Company are often evolving and sometimes ambiguous or inconsistent, and the extent to which they apply to us is at times unclear. This section, while not exhaustive, summarizes certain federal and state laws and regulations in the United States, as well as foreign laws and regulations, that are applicable to our business. In addition, the scope and interpretation of the legal and regulatory framework governing our businesses could change in the future and have a significant effect on us. See Part I – Item 1A – Risk Factors – Risks Related to Regulation for a more detailed discussion of regulatory risks affecting us.
General Regulation, Supervision and Examination of WEX Bank
As an industrial bank organized under the laws of the State of Utah that does not accept demand deposits that may be withdrawn by check or similar means, WEX Bank currently meets the criteria for exemption as an industrial bank from the definition of “bank” under the Bank Holding Company Act. As a result, WEX Inc. is generally not subject to the Bank Holding Company Act. WEX Bank is, however, subject to examination and supervision by the FDIC and the UDFI. Regular examinations are conducted and ratings are issued based on the FDIC’s examination policies and composite ratings framework. As regulatory bodies, the FDIC and the UDFI may issue informal or formal enforcement actions for violations of law, unsafe or unsound practices, and other actionable misconduct. Enforcement actions may include, but are not limited to, memoranda of understanding, consent orders, orders of restitution, and civil money penalties.
Additionally, WEX Bank does business with customers outside of the United States and, in some countries, relies on a letter of non-objection from the local banking authority to provide services to customers in the said country from the United States. WEX Bank complies with the applicable United States regulations for services provided to those countries from the United States.

Table of Contents	PART I
Restrictions on Intercompany Borrowings and Transactions
Sections 23A and 23B of the FRA and the implementing regulations limit the extent to which the Company can borrow or otherwise obtain credit from, or engage in, other “covered transactions” with WEX Bank. These rules also require that the Company or any of its affiliates (as such term is defined in Section 23A of the FRA) engage in transactions with WEX Bank only on terms and under circumstances that are substantially the same, or at least as favorable to WEX Bank, as those prevailing at the time for comparable transactions with nonaffiliated companies. “Covered transactions” include loans or extensions of credit, purchases of or investments in securities, purchases of assets, including assets subject to an agreement to repurchase, acceptance of securities as collateral for a loan or extension of credit, or the issuance of a guarantee, acceptance, or letter of credit. Although the applicable rules do not serve as an outright ban on engaging in “covered transactions,” they do limit the amount of covered transactions WEX Bank may have with any one affiliate and with all affiliates in the aggregate. Furthermore, with certain exceptions, each loan or extension of credit by WEX Bank to the Company or its other affiliates must be secured by collateral with a market value ranging from 100 percent to 130 percent of the amount of the loan or extension of credit, depending on the type of collateral. See Part I – Item 1A – Risk Factors – “WEX Bank is subject to regulatory requirements that have in the past, and may in the future, require us to make capital contributions to WEX Bank or that may restrict WEX Bank’s ability to make cash available to WEX Inc.”
Consumer Protection
The Dodd-Frank Act granted the CFPB general authority to prevent covered persons or service providers from committing or engaging in unfair, deceptive or abusive acts or practices under federal law in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service. Although WEX Bank is not currently subject to the examination and supervisory authority of the CFPB because it has less than $10 billion in total assets, it is required to comply with the rules and regulations issued by the CFPB, with the FDIC having the primary responsibility for supervising and examining WEX Bank’s compliance with federal rules and regulations. The UDFI is responsible for examining and supervising WEX Bank’s compliance with state consumer protection laws and regulations.
The CFPB is also engaged in regulating the payments industry, including with respect to prepaid cards under Regulation E, which imposes requirements on general-use prepaid cards, store gift cards and electronic gift cards, which currently comprise a limited number of WEX products but could evolve with the business over time.
In addition, the Federal Trade Commission Act prohibits unfair or deceptive acts or practices in or affecting commerce for entities including WEX Inc. and its subsidiaries that are not directly regulated by the CFPB. Additionally, all fifty states and the District of Columbia have their own laws prohibiting unfair or deceptive acts and practices, many of which also include a private right of action. For information regarding a consent order issued by the FDIC on September 20, 2023, relating to our compliance management program, see Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Matters.
Interchange Fees
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
Over-the-Counter Derivatives Market
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”) also establishes federal oversight and regulation of the over-the-counter derivatives market and entities that participate in that market. Compliance with derivatives regulations have added costs to our business, and any additional requirements, such as future registration requirements or increased regulation of derivative contracts, may add additional costs or may require us to change any fuel price, currency and interest rate hedging practices we may then use to comply with new regulatory requirements. Potential changes could also include clearing and execution methodology of our derivatives transactions.

Table of Contents	PART I
Brokered Deposits
Section 29 of the Federal Deposit Insurance Act restricts the acceptance of brokered deposits by an insured depository institution unless the institution is “well capitalized.” For insured depository institutions that are “less than well capitalized,” certain interest rate cap restrictions are imposed. See Part I – Item 1A – Risk Factors – “WEX Bank is subject to funding risks associated with its reliance on brokered deposits.”
Anti-Money Laundering, Counter Terrorist and Sanctions Regulations
The applicable laws and regulations in the various jurisdictions in which we operate impose significant anti-money laundering compliance and due diligence obligations on their local entities. We must verify the identity of customers, monitor and report unusual or suspicious account activity, as well as transactions involving amounts in excess of prescribed limits, and refrain from transacting with designated persons or in designated regions, in each case as required by the applicable laws and regulations (such as the Bank Secrecy Act and regulations of the United States Treasury Department and the Internal Revenue Service in the United States). Financial regulators have issued various implementing regulations and have made enforcement a high priority. For information regarding a consent order issued by the FDIC and UDFI on May 6, 2022, relating to our Bank Secrecy Act and anti-money laundering compliance program that was terminated by the UDFI and the FDIC on November 8, 2023 and November 21, 2023, respectively, see Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Matters.
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
In addition to the applicable U.S. laws and regulations, we are also subject to various international laws and regulations aimed at combating money-laundering and terrorism, including:
•in Canada, Freezing Assets of Corrupt Foreign Officials Act, Justice for Victims of Corrupt Foreign Officials Act, Listed Terrorist Entities under the Criminal Code, Special Economic Measures Act, United Nations Act and their respective regulations;
•in the EU, the Fourth and Fifth Anti-Money Laundering Directives (2015/849/EU) and (2018/843/EU), and the EU’s economic sanctions regime;
•in the UK, Proceeds of Crime Act 2002 (as amended), Terrorism Act 2000 (as amended by the Anti-terrorism, Crime and Security Act 2001), Money Laundering Regulations 2017 (as amended), Counter-terrorism Act 2008, Schedule 7, Financial Sanctions - HM Treasury Sanctions Notices and News Releases;
•in Australia, the Anti-Money Laundering and Counter-Terrorism Financing Act 2006, the Anti-Money Laundering and Counter-Terrorism Financing Rules, Autonomous Sanctions Act 2011, the Australian Autonomous Sanctions Regulations 2011, the Charter of the United Nations Act 1945 (the United Nations Act) and its sets of regulations; and
•in Singapore, the Corruption, Drug Trafficking and other Serious Crimes (Confiscation of Benefits) Act 1992, the Terrorism (Suppression of Financing) Act 2002 and various Monetary Authority of Singapore (“MAS”) regulations, notices, guidelines and guidance relating to sanctions and anti-money laundering.
Healthcare Regulation
The federal and state governments in the U.S. continue to enact and consider many broad-based legislative and regulatory proposals that could materially impact various aspects of our benefits-related business. The plans that our partners and clients administer feature consumer-directed accounts that pay for out-of-pocket expenses incurred by employees and qualified dependents. These accounts include CDH accounts such as HSAs, FSAs and HRAs, as well as wellness incentives, commuter benefits, and other account-based arrangements. Most of these accounts are tax-advantaged under the appropriate law.

Table of Contents	PART I
Employers are continuing to use CDH approaches to manage the rate of increase in healthcare expenditures and to enable employees to make decisions about the use of their healthcare savings. CDH programs provide consumers with visibility into and control over payment for healthcare expenses.
The products that WEX Health’s software and payment solutions support are subject to various state and federal laws, including the Patient Protection and Affordable Care Act (the “ACA”) and the Health Care and Education Reconciliation Act (collectively referred to as “Health Care Reform”), and regulations promulgated by the Internal Revenue Service, the Department of Health and Human Services, the Department of Labor, and similar state laws and regulatory authorities.
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
Under the Financial Services Modernization Act of 1999, also referred to as the Gramm-Leach-Bliley Act (“GLBA”), and certain state laws, WEX Bank is required to maintain a comprehensive written information security program that includes administrative, technical and physical safeguards relating to consumer information. This requirement generally does not extend to information about companies or about individuals who obtain financial products or services for business, commercial, or agricultural purposes. In October 2021, the FTC updated the GLBA Safeguards Rule to specify new safeguards that financial institutions must include in their information security programs, such as setting limits on who can access consumer data, requiring encryption to secure data, and requiring financial institutions to designate a single qualified individual to oversee their information security program and to report periodically to the entity’s board of directors or a senior officer in charge of information security.
The GLBA also requires WEX Bank to provide initial and annual privacy notices to customers that describe our information sharing practices. If WEX Bank intends to share nonpublic personal information about consumers with affiliates and/or nonaffiliated third parties, WEX Bank must provide customers with a notice and a reasonable period of time for each customer to “opt out” of any such disclosure. The GLBA also regulates certain activities of WEX Inc., with respect to privacy and information security practices.
In addition to federal privacy laws with which we must comply, states also have adopted statutes, regulations and other measures, such as: (i) the California Consumer Protection Act, as amended by the California Privacy Rights Act, effective January 1, 2023 (together, the “CCPA”); (ii) the Virginia Consumer Data Protection Act, effective January 1, 2023; (iii) the Colorado Privacy Act, effective July 1, 2023, (iv) the Connecticut Data Privacy Act, effective July 1, 2023; and (v) the Utah Consumer Privacy Act, effective December 31, 2023. Several other states have also adopted their own comprehensive privacy laws. Privacy laws in Delaware, Florida, Iowa, Montana, Oregon and Texas are set to be effective by the end of 2024, and other states have passed similar laws that will become effective in 2024 and 2025. In some cases, data regulated by federal law (e.g., HIPAA and HITECH or the GLBA) is carved out of the scope of these state laws. With respect to all other data, WEX and WEX Bank must monitor and seek to comply with individual state privacy laws in the conduct of our businesses.
A final rule issued by U.S. federal banking regulators including the Office of the Comptroller of the Currency, Treasury, the Board of the Governors of the Federal Reserve Board and the FDIC in April 2022 requires banking organizations to notify their primary federal regulators of any “computer-security incident” that rises to the level of a “notification incident,” as soon as possible but no later than 36 hours after the banking organization determines that the incident has occurred.
WEX and WEX Bank are also subject to certain international privacy and data protection laws. For example, in Europe and the United Kingdom, the General Data Protection Regulation (“GDPR”) and the UK GDPR applies to all companies processing data of EU/UK residents, regardless of the company’s location. The GDPR and the UK GDPR impose stringent privacy protections and provide EU and UK residents with extensive rights in their personal data (such as rights to delete, obtain access to, and correct their personal data) and requires the establishment of certain legitimate bases for collecting, using, and disclosing personal data. Additionally, we are subject to other international and data protection laws in certain jurisdictions, including:
•in Canada, the Personal Information Protection and Electronic Documents Act and provincial-level private sector privacy legislation enacted in Alberta, British Columbia, and Québec;
•in Australia, the Privacy Act (1988) and the Australian Privacy Principles; and
•in Singapore, the Personal Data Protection Act 2012.

Table of Contents	PART I
With respect to our healthcare services only, we have certain obligations under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and its implementing regulations, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”). HIPAA and HITECH impose requirements relating to the privacy, security and transmission of protected health information, including breach notification and reporting requirements. HITECH also requires consideration of a company’s implementation of recognized security standards in assessing administrative fines and penalties under the HIPAA security standards.
Email and Text Marketing Laws
We use direct email marketing and text-messaging to reach out to current or potential customers and therefore are subject to various statutes, regulations, and rulings, including the Telephone Consumer Protection Act, the Controlling the Assault of Non-Solicited Pornography and Marketing Act and related Federal Communication Commission orders as well as similar international legislation such as Canada’s Anti-Spam Legislation, which regulates the sending of commercial electronic messages. Several states have enacted additional, more restrictive and punitive laws regulating commercial email. Violations of these laws could result in enforcement actions, statutory fines and penalties, and class action litigation.
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
United States
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

Table of Contents	PART I
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
European Union
The Company’s European operations are subject to laws and regulations governing payment services, including under the Payment Services Directive (EU 2015/2366 PSD2) and the Electronic Money Directive (2009/110/EC EMD2).
In addition to being subject to the regulations under the above directives, the Company is also subject to the local laws of the EU member state of Ireland in which we are an authorized electronic money institution.
Optal Financial Europe Limited (“OFEL”) is an Irish authorized electronic money institution, authorized under the European Communities (Electronic Money) Regulations 2011, as amended (which implements 2EMD). A pertinent requirement of such authorization is to safeguard customer funds against the firm’s insolvency. In addition, OFEL must be compliant with multiple other regulatory requirements in Ireland as part of being an authorized electronic money institution. Of most significance are: (a) the European Union (Payment Services) Regulations 2018, which implement PSD2, (b) the Criminal Justice (Money Laundering and Terrorist Financing) Act 2010, as amended (CJA 2010), which implements 5 AMLD, (c) the European Banking Authority’s Outsourcing Guidelines and the Central Bank of Ireland (CBI) Cross-Industry Guidance on Outsourcing and (d) the CBI’s Cross-Industry Guidance on Operational Resilience. Any material failure by us to comply with these requirements could result with us incurring sanctions up to and including suspension or relinquishment of our authorization.
United Kingdom
WEX’s operations in the United Kingdom are also subject to applicable laws and regulations governing payment services. Optal Financial Limited (“OFL”) is authorized as an electronic money institution under, and must comply with, the Electronic Money Regulations 2011 (“EMRs”) and the Payment Services Regulations 2017 (“PSRs”). It is supervised by the Financial Conduct Authority (“FCA”) and is subject to the FCAs “Principles for Business”. Among other obligations, the EMRs and PSRs require OFL to safeguard the relevant funds of its customers. A material failure to comply with these regulations could result with us incurring sanctions up to and including suspension or relinquishment of our applicable licenses.
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
Singapore
In Singapore, WEX Finance Inc. and Optal Singapore Pte Ltd are licensed to carry on the business of issuing credit cards and/or charge cards and must comply with the Banking Act 1970 and the applicable sections of the Payment Services Act 2019 (“PSA”). These entities are supervised by the MAS. Among other obligations, the PSA requires the entities to safeguard the relevant funds of their customers.
Australia
eNett International (Singapore) Pte Ltd holds an Australian Financial Services License (“AFSL”) granted by the Australian Securities and Investments Commission, which authorizes it to provide a non-cash payment facility to wholesale customers. Optal Australia Pty Ltd holds an intermediary authorization under eNett International (Singapore) Pte. Ltd’s AFSL. Any material failure by us to comply with the rules and regulations to which AFSL holders are subject could result with us incurring sanctions up to and including suspension or relinquishment of our license. WEX entities providing payment services to Australian customers must also comply with the Payment Systems (Regulation) Act 1998.
WEX Australia Pty Ltd, WEX Fuel Cards Australia Ltd and WEX Prepaid Cards Australia pty Ltd operate within a framework of regulatory relief and exemptions afforded them on the basis that they satisfy the requisite conditions.

Table of Contents	PART I
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
Restrictions on Ownership of WEX Inc. Common Stock
WEX Bank, and therefore the Company, is subject to banking regulations that impose requirements on entities that might control WEX Bank through control of the Company. These requirements are discussed in Part I – Item 1A – Risk Factors – “Provisions in our charter documents, Delaware law and applicable banking laws may delay or prevent our acquisition by a third party, and could adversely impact the market price of our common stock.”
Anti-Bribery Regulations
WEX is a global business and is required to comply with anti-bribery and corruption laws in the jurisdictions it operates within, including but not limited to, the FCPA, UK Bribery Act 2010 (“UKBA”), the Canadian Criminal Code and Corruption of Foreign Public Officials Act and the Singapore Prevention of Corruption Act 1960. The FCPA prohibits the payment of bribes to foreign government officials and political figures and includes anti-bribery provisions enforced by the Department of Justice and accounting provisions enforced by the SEC. The statute has a broad reach, covering all U.S. companies and citizens doing business abroad, among others, and defining a foreign official to include not only those holding public office but also local citizens affiliated with foreign government-run or -owned organizations. The statute also requires maintenance of appropriate books and records and maintenance of adequate internal controls to prevent and detect possible FCPA violations.

Table of Contents	PART I
Non-Bank Custodian Regulations
As a U.S. Internal Revenue Service approved passive non-bank custodian for HSAs, WEX Inc. is subject to the provisions of Treasury Regulations Section 1.408-2(e) (the “Treasury Regulations”), including the net worth, surety bond, recordkeeping, audit, and administration of fiduciary duties requirements, among other requirements. The Internal Revenue Service exercises authority over WEX Inc.’s operations related to the non-bank custodian designation and, as part of this authority, subjects WEX Inc. to periodic examinations, which may include a review of its operational practices, policies and procedures, net worth and related records, and other matters related to such business. Following these periodic examinations, the Internal Revenue Service can issue findings and recommendations, prompting us to make changes to our operations and procedures.
Human Capital
Talent Strategy
Culture and engagement are of utmost importance to our business. We foster a collaborative and supportive culture based on our core values:

Community	Execution	Innovation	Integrity	Relationships
Our employees, their well-being, and the culture in which they operate are core to our success as an organization and as an operating business. As of December 31, 2023, we had a substantial workforce of approximately 7,200 full time employees, of which approximately 5,500 were located in the United States. The remainder were located across fifteen countries. We believe that achieving our growth goals and maintaining our position as a leading global commerce platform requires a strategy focused on attracting, developing, and retaining exceptional talent. The satisfaction, development, and well-being of our people will always be among our top priorities.
We promote employee career growth and development through comprehensive training programs, tools, and education, including online self-service learning platforms, professional development programs, leadership and mentoring programs, incentives to foster community and engagement, dedicated well-being campaigns, and personal financial counseling. Through these programs, we strive to foster improved individual and business performance and employee engagement, satisfaction, and fulfillment. In addition, our global recognition program allows employees to nominate each other for recognition. These acknowledgments are then incorporated into our annual performance management process, which factors into an employee’s annual total compensation package (or “Total Rewards”). WEX’s Total Rewards program includes salary, paid time off, 401(k) employer match, eligibility for cash short term incentive payments and long term incentive equity awards, as well as health and wellness, conception, career, social, community, and overall well-being benefits.
Our talent strategy includes a focus on retention and we regularly monitor employee turnover and engagement to identify opportunities to strengthen our approach to human capital management. During 2023, our global voluntary turnover rate was approximately 10 percent, while our voluntary turnover among global employees who generally have managerial responsibilities (“leadership roles”) was approximately 6 percent. We care deeply about employee engagement and satisfaction and capture employee feedback through an annual employee survey and pulse surveys throughout the year, which measure cultural and engagement indicators. We utilize the survey results to guide our decisions throughout the organization.
We are dedicated to cultivating a diverse, equitable and inclusive business culture. This culture is essential to creating value for our stakeholders, including driving the development of the innovative solutions our customers depend on. We embrace our employees’ unique experiences and backgrounds and their cultural influences and identities, which enables a fully engaged and thriving workplace to drive our business forward.

Table of Contents	PART I
As of December 31, 2023, employees identifying as female represented approximately 53 percent of our total global workforce, 55 percent of our executive officers and 42 percent of our board of directors while people of color represented approximately 23 percent of our workforce in the U.S., 20 percent of our U.S. executive officers and 17 percent of our board of directors. During 2023, our global female representation in leadership roles was approximately 45 percent and U.S. employees of color representation in leadership roles was approximately 14 percent.
We execute on our Diversity, Equity, and Inclusion business aspirations with an intention of achieving gender parity in leadership roles and increasing U.S. employees of color in leadership roles, to be more representative of national demographics and the customers and partners we serve. As further shown by our publishing of DEI, ESG, and other reports, WEX is committed to creating a global talent base that is representative of our communities, partners, and customers, and to cultivating a diverse and inclusive environment where all employees can thrive.
2023 Gender Diversity
Total global workforce
Executive Officers
Board of Directors
Global representation in leadership roles

■	Female	■	Male

Health, Safety, and Wellness
We aim to promote and facilitate a holistic well-being continuum of care for our employees, which goes beyond just physical, emotional, and behavioral safety, in order to ensure their well-being is at the forefront. WEX continues to model the learnings from the COVID-19 pandemic and remains mindful of the unique challenges it created for our workforce. As a result, we continue to champion flexible working for our workforce, as our employee surveys indicate an appreciation for the flexibility of being able to work remotely. Whether our employees are working in office or at home, our primary objective remains the same - to support a healthy and safe environment for our employees. We support their holistic health and overall safety by providing a wide range of resources and tools, including, but not be limited to, wealth management services, virtual ergonomic assessments, on demand fitness classes, access to a mindfulness app, telehealth services, time off options, and a family concierge along with mental, behavioral and emotional support for our employees and their immediate family members.
Available Information

Location The Company’s principal executive offices are located at 1 Hancock St., Portland, ME 04101.	Telephone Number (207) 773-8171	Internet www.wexinc.com

The Company’s annual, quarterly and current reports, proxy statements and certain other information filed with the SEC, as well as amendments thereto, may be obtained free of charge from our website. These documents are posted to our website as soon as reasonably practicable after we have filed or furnished these documents with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The Company’s Audit Committee Charter, Leadership Development and Compensation Committee Charter, Finance Committee Charter, Corporate Governance Committee Charter, Technology and Cybersecurity Committee Charter, Corporate Governance Guidelines and Code of Business Conduct and Ethics are available without charge through the “Governance” portion of the Investor Relations page of the Company’s

Table of Contents	PART I
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
Risk Factor Summary
Investment in our securities involves risk. Below is a summary of what we believe to be the principal risks facing our business. You should carefully review and consider this summary along with the risks described more fully in this Item 1A, “Risk Factors” of Part I of this Annual Report and other information included in this Annual Report. The risks and uncertainties described below are not the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations.
If any of the following risks occurs, our business, financial condition, and results of operations and future growth prospects could be materially and adversely affected, and the actual outcomes of matters as to which forward-looking statements are made in this report could be materially different from those anticipated in such forward-looking statements.
Our Business and Industry
•A reduction in the demand for or supply of gasoline and/or diesel fuel, and/or volatility in such fuel prices, could have a material adverse effect on our business, financial condition, and operating results.
•A decline in general economic conditions, and in particular, a decline in demand for fuel, travel related services or health care services could significantly affect our business, operating results, and financial condition.
•We process transactions through the Mastercard and Visa networks through the financial services of WEX issuers and other third party licensed institutions. If any of these licensed institutions stop or are unable to provide these services to us, we would need to find other appropriate institutions to provide such services.
•Unpredictable or catastrophic events may adversely affect our ability to conduct business.
•We have experienced and may in the future experience substantial credit and fraud losses and other adverse effects.
•Changes in or limits on interchange fees could decrease our revenue.
•Bank failures or other similar events could adversely affect our and our customers’ liquidity and financial performance.
•Increasing scrutiny and changing expectations from investors, customers and our employees with respect to our ESG practices may negatively affect our business, result in additional costs or expose us to new or additional risks.
•Our failure to adapt to technological and industry changes and effectively implement new technology and products could materially affect our competitive position and our business.
•We may not realize or sustain the expected benefits from our cost and organizational operational efficiencies initiatives.
•We operate in a highly competitive business environment.
•Our ability to attract, motivate, and retain qualified employees is critical to our success.
•We may not be able to successfully execute on acquisitions as part of our growth strategy.
•We are subject to risks associated with our strategic minority equity investments.
•We are exposed to risks associated with our operations outside of the U.S.
•Fluctuations in foreign currency exchange rates have affected and could continue to affect our financial results.
•As a non-bank custodian of HSA assets, WEX Inc.’s failure to adequately place and safeguard our custodial assets, or the failure of any of our depository partners, could have a material adverse effect on our business.
•We have incurred, and may incur in the future, impairment charges on goodwill or other intangible assets.
•The Company is, and may in the future become, involved in various claims, investigations, and legal proceedings.

Table of Contents	PART I
•If we fail to adequately protect our IP, our competitive position could be impaired.
WEX Bank
•The loss or suspension of WEX Bank’s ILC, changes in applicable regulatory requirements, or an increase in the number or type of institutions eligible for an ILC could be disruptive to our operations, increase costs, and increase competition.
•WEX Bank is subject to extensive supervision and regulation that could restrict our activities and impose financial requirements or limitations on the conduct of our business and limit our ability to generate income.
•Conditions in the economy or other markets may have a negative impact on WEX Bank’s ability to attract deposits.
•WEX Bank’s cost of capital has increased and may continue to increase.
•WEX Bank is subject to funding risks associated with its reliance on brokered deposits.
•If WEX Bank fails to meet certain criteria, WEX Inc. may become subject to the Bank Holding Company Act.
•WEX Bank’s results may be affected by market fluctuations and significant changes in the value of financial instruments.
Our Indebtedness
•We currently have a substantial amount of indebtedness and may incur additional indebtedness, which could affect our flexibility in managing our business and could materially and adversely affect our ability to meet our obligations.
•Fluctuations in interest rates could materially affect the interest expense incurred under our Amended and Restated Credit Agreement and any other payments subject to variable interest rates.
•We may want or need to refinance a significant amount of indebtedness or otherwise require additional financings, but we cannot guarantee that we will be able to refinance or obtain additional financing on favorable terms or at all.
Regulation
•Existing and new laws and regulations and enforcement activities, could negatively impact our business, limit our expansion opportunities and significantly impact our results of operations and financial condition.
•Laws or regulations developed in one jurisdiction or for one product could result in new laws or regulations in other jurisdictions or for other products.
•Changes in our tax rates, the adoption of new legislation or exposure to additional tax liabilities could affect our results.
•As a non-bank custodian WEX Inc. is subject to regulation and noncompliance could render it unable to maintain its status.
•Evolution and expansion of our business may subject us to additional regulatory requirements and other risks, for which failure to comply or adapt could harm our operating results.
•Our increased presence in foreign jurisdictions increases the possibility of foreign law violations.
Our Dependence on Technology
•We regularly experience cyberattacks and expect they will continue in the future and we may not be able to adequately protect our information systems.
•We are subject to privacy and data protection regulations, and compliance with these regulations could impose significant burdens. Failure to comply could have a negative impact on our business.
•If the technologies we use are unavailable, or do not operate to expectations, or we fail to successfully implement technology, our business and results of operations could be adversely impacted.
•Our business is dependent on electronic communications networks managed by third parties.
•We use AI in our business, and challenges with properly managing its use could result in harm.
Ownership of Our Common Stock
•The failure to maintain effective systems of internal control over financial reporting and disclosure controls and procedures could result in the inability to accurately report our financial results.
•Provisions in our charter documents, Delaware law and applicable banking law may delay or prevent our acquisition by a third party, and could adversely impact the market price of our common stock.

Table of Contents	PART I
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
Our Mobility segment is our largest segment by total revenue and our customers and fuel retailer partners in this segment primarily purchase or sell gasoline or diesel fuel. Accordingly, a substantial amount of our Company’s total revenue is generated through the purchase and/or sale of fuel, making our revenues in this segment subject to the demand for and supply of fuel and historically volatile fuel prices.
A substantial portion of our Mobility segment total revenues, particularly in our North American Fleet business, result from fees paid to us by fuel providers based on a negotiated percentage of the purchase price of fuel purchased by our customers. We currently do not utilize fuel hedging derivatives, and therefore, these revenues are currently exposed to the full impact of fuel price declines and our net income is exposed to fuel price volatility. Therefore, extended declines in the price of fuel, as well as declines in the amount of fuel purchased by our customers or sold by our fuel retailer partners would have a material adverse effect on our total revenues and therefore our business, financial condition, and operating results.
Fuel price volatility is influenced by many factors, all of which are beyond our control. These factors include, but are not limited to:
•domestic and foreign supply and demand for oil and gas, and market expectations regarding such supply and demand;
•the demand for trucking and freight hauling services;
•investor speculation in commodities;
•actions by major oil exporting nations, including members of the Organization of Petroleum Exporting Countries, and the ability of the same to maintain oil price and production controls;
•level of domestic and foreign oil production;
•advances in oil production technologies;
•excess, or alternatively, lack of adequate, infrastructure;
•geo-political conditions, including revolution, insurgency, environmental activism, terrorism, or war, such as, the ongoing conflicts between Russia and Ukraine and Israel and Hamas;
•oil refinery capacity and utilization rates;
•weather, including climate change and natural disasters;
•the value of the U.S. dollar (or other relevant currencies) versus other major currencies;
•unexpected events such as global pandemics like the COVID-19 pandemic;
•general local, regional, or worldwide economic conditions;
•taxes and tariffs; and
•governmental regulations and legislation, including those pertaining to greenhouse gases (“GHG”) and fuel efficiency standards.
Some of these factors can vary by region and may change quickly, adding to market volatility, while others may have longer-term effects. The long-term effects of these and other factors on prices for fuel could be substantial. For example, although we cannot predict the duration or severity of impact, the ongoing conflicts in Europe and the Middle East, and the resulting sanctions and military actions have significantly impacted and will likely continue to impact volatility in worldwide fuel prices, and we cannot predict the ultimate impact of these conflicts on fuel prices.
Our revenue is also dependent, in part, on the late fees that our customers pay on past due balances. As a result, a decrease in the price of fuel may lead to a decline in the amount of late fees we earn from customers who fail to pay us timely. Alternatively, an increase in the price of fuel could lead to higher amounts of receivables or payables we fund, thereby increasing the risk of, and our exposure to, a failure to pay by our counterparty, as well as an increase in the amount of fraudulent activity. See Part I – Item 1A – Risk Factors – "We have experienced and may in the future experience substantial credit and fraud losses and other adverse effects if we fail to adequately assess and monitor credit risks posed by our counterparties or if there continues to be fraudulent use of our payment cards or systems."
In addition to its impact on the price of fuel, the market demand for and supply of fuel and other vehicle products and services may affect the number of transactions or the volume of fuel sold. Fewer gallons sold equates to a lower total

Table of Contents	PART I
purchase price of fuel on which our negotiated percentage revenue is determined. Our revenues, particularly in the over-the-road business, are also dependent, in part, on a flat fee derived from each fuel purchase transaction. Accordingly, in a soft fuel demand environment, which could be caused by a number of factors beyond our control, including higher prices, general local, regional, or worldwide economic conditions, public health crises, decreased demand for trucking and freight hauling services and governmental regulations and legislation, including those pertaining to GHG and fuel efficiency standards, fewer transactions occur, resulting in less revenue to us. Credit and other standards set by us can also limit demand for the purchase of fuel using our products. In addition, there is a trend toward the development by vehicle manufacturers, and adoption by our Mobility customers and others, of vehicles with greater fuel efficiency or alternative fuel sources, such as electric, hydrogen, or natural gas powered vehicles, including hybrid vehicles. The continued adoption of alternative fuel and hybrid vehicles by our customers or others, an increase in the speed at which such adoption occurs, or any material increase in the use of alternative fuel vehicles in heavier duty vehicle fleets, such as over-the-road truck fleets, would lead to less gasoline or diesel fuels being sold and affect our financial performance. This trend could have a material adverse effect on our financial performance if we are unable to develop products and introduce them to the market to replace any decrease in revenue caused by any resulting decrease in the sale of gasoline or diesel fuels. For further information on any trend toward alternative fuel and hybrid vehicles and how legislation and regulation of GHG could affect our business, see Part I – Item 1A – Risk Factors – "Our failure to adapt to technological and industry changes and effectively implement new technology and products could materially affect our competitive position and our business." and Item 1A – Risk Factors – "Legislation and regulation of, and private business actions related to the reduction of GHG emissions could adversely affect our business."
On the supply side, disruptions to supply caused by factors such as geopolitical issues, war (such as the wars in Europe and the Middle East), weather, environmental considerations, infrastructure, labor shortages, or economic conditions could also affect the amount of fuel purchased by our customers. To the extent that our customers require, or have access to, less fuel, the resulting decline in purchase volume or transactions could reduce our revenues, or any growth in our revenues, and have a material adverse effect on our business, financial condition and operating results.
Finally, revenue from our European fleet business is primarily derived from transactions in which our revenue is tied to the difference between the negotiated price of the fuel from the supplier and the price charged to the fleet customer. The merchant’s cost of fuel and the amount we charge to our fleet customer for fuel are dependent on several factors including, among others, the factors described herein affecting fuel prices. We experience fuel price related revenue contraction when the merchant’s cost of fuel increases at a faster rate than the fuel price we charge to our mobility customers, or the fuel price we charge to our mobility customers decreases at a faster rate than the merchant’s cost of fuel. If the foregoing scenarios exist or persist we would generate less revenue, which could have a material adverse effect on our business, financial condition, and operating results.
A decline in general economic conditions, including any potential recession, and in particular, a decline in demand for fuel, travel related services or health care services, and other business related products and services that we provide, adversely affects our business, operating results, and financial condition.
Our business and operating results are materially affected by general conditions in the economy, both in the U.S. and internationally. We generate a substantial part of our revenue based on the volume of purchases and other transactions we process and our business generally depends heavily upon the overall level of spending. Demand for our services has in the past been, and may in the future be, at least partially correlated with general economic conditions and the amount of business activity in the regional economies in which we operate, particularly in the U.S., Europe, and the United Kingdom. Unfavorable changes in economic conditions, which are typically beyond our control and include declining consumer confidence, increasing unemployment, a restructured or reduced workforce and business patterns, inflation, recession, changes in the political climate, war (including the wars in Europe and the Middle East) or other changes, are generally characterized by reduced commercial activity and may lead to a reduction or plateau in spending by those whose spending directly or indirectly contributes to our revenues, resulting in reduced or stagnant demand for, or use of, our products and services, including fuel, travel related services, health care services, CDH accounts, accounts payables services, and other business related products and services by our customers or partners and our customers’ or partners’ customers. In addition, if the U.S. or global economy enters a recession, we may experience a decline in demand for our services and may have to decrease our pricing, all of which could have a material adverse impact on our financial results. The severity and length of time that any downturn in economic and financial market conditions may persist, as well as the timing, strength and sustainability of any recovery from such downturn, are typically unknown and are beyond our control. As a result, a sustained decline in general economic conditions in the U.S. or internationally could have a material adverse effect on our business, financial condition, and operating results.

Table of Contents	PART I
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
Unpredictable or catastrophic events in the locations in which we or our customers operate, or elsewhere, including events such as the COVID-19 pandemic, may adversely affect our ability to conduct business and could impact our financial condition and operating results.
Unpredictable events, including events such as pandemics and public health crises like the COVID-19 pandemic, political unrest, war, including the ongoing wars in Europe and the Middle East, terrorist attacks, power or technological failures, natural disasters or catastrophes (such as wildfires or hurricanes) and severe weather, including conditions arising from climate change, could interrupt our operations by causing disruptions in global markets, economic conditions, fuel supply or demand, travel and tourism, and the use of health care services. Such events, including the ongoing wars in Europe and the Middle East and the COVID-19 pandemic, have triggered and could also trigger in the future, large-scale technology failures, delays, or security lapses as well as increased volatility or significant disruption of global financial markets. Such events, if continuing or significant, could affect our revenues, including by reducing the demand for our products and services, by limiting our ability to provide our services or by resulting in security or other issues to our technology systems and the information contained therein. As a result, such events could negatively impact our business, financial condition, and operating results, potentially materially.
We believe the COVID-19 pandemic has, in many respects, resulted in transformational change in business and consumer behavior, as well as the implementation by authorities and businesses around the world of numerous measures aimed at containing the virus, at various times, such as travel bans and restrictions, quarantines, shelter in place orders, business shutdowns, vaccination requirements, and mask mandates, among others. Even now that restrictions relating to the COVID-19 pandemic have substantially subsided within the regions in which we operate, we may continue to experience impacts to our business as a result of the virus’s global economic impact and its lasting effects on the ways people and businesses conduct themselves, including fluctuations in demand for worldwide travel, impacts to the supply chain, workforce effects (such as difficulty recruiting, training, motivating and developing employees due to evolving health and safety requirements and protocols, changing worker expectations and talent marketplace variability regarding flexible work models), the availability of credit, impacts on our liquidity, continued governmental restrictions in certain geographies, and continued volatility in fuel demand and prices. The foregoing and any other continued effects on our business as a result of the COVID-19 pandemic and its aftermath could substantially impact our business, results of operations, financial condition, cash flows and our ability to service our indebtedness and generally heighten the risks in certain of the other risk factors described herein.
We have experienced and may in the future experience substantial credit and fraud losses and other adverse effects if we fail to adequately assess and monitor credit risks posed by our counterparties or if there continues to be fraudulent use of our payment cards or systems.
We are subject to credit risks posed by our counterparties, many of which are small-to mid-sized businesses. Because we often fund a counterparty’s entire receivable or payable, as the case may be, while our revenue is generated from only a small percentage of that amount, our risk of loss is amplified by a counterparty’s failure to pay. Although we use various models and techniques to screen potential counterparties and establish appropriate credit limits, these models and

Table of Contents	PART I
techniques cannot eliminate all potential credit risks and may not prevent us from approving applications that are fraudulently completed and submitted. Moreover, businesses that are good credit risks at the time of application may deteriorate over time and we may fail to detect such changes. In addition, in order to grow our business we may institute changes to our policies on the types and profiles of businesses to which we extend credit, which could also have an adverse impact on our credit losses. As an example, from time to time, such as during the recent supply chain slowdown, the freight industry experiences cycles that attract smaller, independent truckers to the market with lesser credit profiles. As the cycle of freight economics normalizes, a portion of these smaller, independent truckers are not able to pay back the credit we extend them, leading to increases in payment defaults. Further, in times of economic slowdown, the number of our counterparties who default on payments owed to us increases. Additionally, inflationary market conditions and rising interest rates have increased, and may continue to increase, the notional amount of receivables or payables we fund as well as our counterparty’s ability to pay.
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
In prior years we incurred material credit and fraud losses, particularly in our Mobility segment and there can be no guarantee that the strategies we have implemented to reduce the impact of credit loss and fraud will continue to be successful to reduce the effect of credit loss and fraud on our business. Moreover, if our strategies do not continue to work as intended, the Company may limit revenue and earnings growth. Accordingly, if we fail to adequately manage our credit risks, if economic conditions affect the businesses of our counterparties or of their customers, or if we experience material fraud losses our provision for credit losses on the statement of operations could increase, which could have a material adverse effect on our business, financial condition and operating results.
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
Bank failures or other events affecting financial institutions could adversely affect our and our customers’ liquidity and financial performance.
In early 2023, concerns arose with respect to the financial condition of a number of banking organizations in the United States and abroad, in particular those with exposure to certain types of depositors and large portfolios of debt investment securities. The FDIC took control and was appointed receiver of Silicon Valley Bank and Signature Bank on March 10, 2023 and March 12, 2023, respectively. While we did not and do not have any direct exposure to SVB or Signature Bank, we regularly maintain domestic cash deposits in FDIC insured banks, which exceed the FDIC insurance limits. We also maintain cash deposits in foreign banks where we operate, some of which are not insured or are only partially insured by the FDIC or other similar agencies. In addition, our investment portfolio includes investments in securities of certain banking and financial organizations.

Table of Contents	PART I
If banks and financial institutions where we maintain cash balances, cash equivalents, or financial investments enter receivership or become insolvent, or concerns or rumors about such events occur, our ability to access our cash, the value of our investment in such institutions and/or our liquidity and financial performance may be adversely impacted. There can be no assurance that our deposits in excess of the FDIC or other comparable insurance limits will be backstopped by the U.S. or applicable foreign government, or that any bank or financial institution with which we do business will be able to obtain needed liquidity in the event of a failure or liquidity crisis.
Our customers, including those that are banks, may be similarly adversely affected by any bank failure or other event affecting financial institutions. Any resulting adverse effects to our customers’ liquidity or financial performance could reduce the demand for our services or affect our allowance for expected credit losses and collectability of accounts receivable. A significant change in the liquidity or financial position, including a credit rating downgrade, of our customers could cause unfavorable trends in receivable collections and cash flows and additional allowances for anticipated losses may be required. These additional allowances could materially affect our future financial results.
Increasing scrutiny and changing expectations from investors, customers and our employees with respect to our environmental, social and governance practices may negatively affect our business and result in the decline of gasoline or diesel fuel use, result in additional costs or expose us to new or additional risks.
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
Furthermore, institutional, individual, and other investors, proxy advisory services, regulatory authorities, consumers and other stakeholders continue to focus on sustainability practices with regard to the oil and gas industry, including practices related to GHG emissions and climate change. As we respond to evolving standards for identifying, measuring, and reporting environmental, social and governance (“ESG”) metrics, our efforts may result in a significant increase in costs and may nevertheless not meet investor or other stakeholder expectations and evolving standards or regulatory requirements, which may negatively impact our financial results, our stock price, our reputation, our ability to attract or retain employees, our attractiveness as a service provider, investment, or business partner, or expose us to government enforcement actions, private litigation, and investor scrutiny.
Our failure to adapt to technological and industry changes and effectively implement new technology and products could materially affect our competitive position and our business.
WEX is a global commerce platform, and as such we must constantly adapt and respond to the technological advances offered by our competitors, the requirements of our partners, customers, and potential partners, regulatory requirements and evolving industry standards and trends, such as the expected integration of EVs into mixed fleets. Our ability to attract new customers, increase net revenue from existing customers and create new, or replace existing, sources of revenue as technologies such as EVs develop, will depend in significant part on our ability to adapt to industry standards, anticipate trends and the magnitude at which such trends affect the market, and continue to enhance our platform and introduce new products and capabilities on a timely and secure basis to keep pace with technological developments and customer expectations. If we are unable to provide enhancements and new products, develop new capabilities that achieve market acceptance, innovate quickly enough to keep pace with rapid technological developments, or experience unintended consequences with enhancements we provide, our competitive position and our business, financial condition, and operating results could be adversely affected. Furthermore, failing to retire legacy systems or modernize our platforms as planned could impact the stability and reliability of our products, impacting customer experience. In addition, customers may not adopt enhancements or new products we introduce or may not use them as intended. We may not be successful in developing modifications, enhancements, and improvements, in bringing them to market quickly or cost-effectively in response to market demands, or at modifying our platform to remain compliant with applicable legal and regulatory requirements. The expansion of our platform, technological capabilities and service offerings also carry risks, including cost overruns, delays in delivery, and performance problems, all of which could materially affect our competitive position and our business.

Table of Contents	PART I
We may not realize or sustain the expected benefits from our cost and organizational operational efficiencies initiatives, and these efforts could have a material adverse effect on our business, financial condition, and operating results.
We have been and will be undertaking certain cost and organizational operational efficiencies, which are designed to streamline our organization, improve internal collaboration models, processes and automation, and enhance customer experiences, while supporting our productivity and business results. Our expectation is to capture $100 million in run rate cost savings by the end of 2024. We expect to reinvest a portion of these cost savings in our business to enhance our capabilities, including digital products, technology and risk management capabilities. However, if we do not successfully manage and execute these initiatives, or if they are inadequate or ineffective, we may fail to meet our financial goals and achieve anticipated benefits, improvements may be delayed, not sustained or not realized and our business, operations and competitive position could be adversely affected. Even if we are able to achieve our anticipated run rate of efficiencies we may be unsuccessful in our attempts to reinvest them or we may not achieve the desired results. These initiatives, or our failure to successfully manage them, could result in unintended consequences or unforeseen costs, including distraction of our management and employees, attrition, inability to attract or retain key personnel, and reduced employee productivity, which could adversely affect our business, financial condition and operating results.
We operate in a highly competitive business environment. Such competition could adversely affect the fees we receive, our revenues and margins, and our ability to gain, maintain, or expand customer relationships, all on favorable terms.
We face and expect to continue to face competition in each of our segments from multiple companies offering or seeking to offer competing capabilities and services. Historically, we have been able to provide customers with a wide spectrum of services and capabilities and, therefore, we have not considered price to be the exclusive or even the primary basis on which we compete. As our competitors have continued to develop their service offerings, it has become increasingly more challenging for us to compete solely on the basis of superior capabilities, technology, customer integration or service and price has become an increasingly important decision factor for our customers. In some areas of our business, we have been forced to respond to competitive pressures by reducing our fees and our margins. Accordingly, the competitive landscape in which we operate could affect our revenues and margins and have a material adverse effect on our business, financial condition, and operating results.
Our services are currently focused on the mobility, travel, corporate payments, and benefits businesses. Some of our competitors are larger than we are and have successfully garnered significant share in these businesses. To the extent that our competitors are regarded as leaders in specific businesses, they may have an advantage over us as we attempt to further penetrate these businesses.
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
We believe our employees, including our executive leadership team, are our most important resource. The market for workers and leaders of all skill levels in the workplace today, but especially in fintech, technology and other specialized areas, and in the geographic areas in which our operations are centralized, is intensely competitive. We may be unable to attract highly qualified and diverse employees as we grow, retain the individuals we employ, or adapt to a remote working environment, particularly if we do not offer employment terms, benefits and conditions that are competitive with the rest of the labor market. Failure to attract, hire, develop, motivate, and retain highly qualified and diverse employee talent; to meet our goals related to fostering a diverse, equitable and inclusive business culture; to make successful hires to fill our leadership ranks and other positions; to maintain a corporate culture that fosters innovation and collaboration; or to design and successfully implement flexible work models that meet the expectations of today’s employees and prospective

Table of Contents	PART I
employees, could disrupt our business, operations and performance and adversely affect our performance and ability to create stakeholder value.
We may not be able to successfully execute on acquisitions as part of our growth strategy and may encounter difficulties realizing the anticipated benefits of acquisitions we have completed or may undertake.
We have been an active acquirer of assets and businesses, and, as part of our growth strategy, we expect to continue to seek out growth through the acquisition of businesses, commercial account portfolios and other assets in the future. We have substantially expanded our overall business, operating segments, customer base, headcount and operations through acquisitions. Our future growth and profitability depend, in part, upon our continued successful expansion within the business segments in which we currently operate and others that we may identify in the future. As part of our strategy to expand, we look for acquisition and investment opportunities and partnerships with other businesses that will allow us to increase our market penetration, technological capabilities, product offerings and distribution capabilities.
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
Following an acquisition, we may not operate the acquired business as successfully as it was previously operated. For instance, we may experience some attrition in the number of clients serviced by the acquired business, causing us to not achieve the forecasted revenues and profits from an acquisition or to not achieve the level of synergies that we anticipated when entering into an acquisition. Moreover, our due diligence review may not adequately uncover all of the contingent, undisclosed, or previously unknown liabilities or risks we may incur as a consequence of the acquisition, exposing us to potentially significant, unanticipated costs, as well as potential impairment charges. An acquisition may also subject us to additional regulatory burdens that may significantly affect our business in unanticipated and negative ways.
Further, an acquisition may require us to incur other charges, such as severance expenses, restructuring charges or change of control payments, and substantial debt or other liabilities. An acquisition may also cause adverse tax consequences or substantial depreciation and amortization or deferred compensation charges, may include substantial contingent consideration payments or other compensation that could reduce our earnings during the quarter in which incurred, or may not generate sufficient financial return to offset acquisition costs. These expenses, charges or payments may adversely affect our operating results.
In addition, the process of integrating and operating any acquired business, technology, service or product requires significant resources, and integration may take longer than desired. If we fail to timely or effectively integrate an acquired business, its employees, its technology or other assets, this failure may lead to us not achieving certain or all of the desired benefits of the acquisition or may otherwise expose us to any shortcomings or risks of the acquired business, prior to their integration into our established systems. Thus, the integration may divert significant management attention from our ongoing business operations and could lead to a disruption of our ongoing business or inconsistencies in our services, standards, controls, procedures and policies, any of which could affect our ability to achieve the anticipated benefits of an acquisition or otherwise adversely affect our business and financial results.

Table of Contents	PART I
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
In addition to our operations in the United States, we conduct operations and use contractors and vendors internationally in many foreign countries. In addition, we are subject to risks from operating internationally, some of which we may not typically encounter in the United States, including:
•fluctuation in foreign currencies;
•changes in the relations between the United States and foreign countries, including those affecting trade and foreign investment;
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
•political, social, and economic instability and war, including as a result of terrorist attacks and security concerns; and
•local labor conditions and regulations.
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

Table of Contents	PART I
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
Our goodwill resides in multiple reporting units and the profitability of these individual reporting units may suffer periodically from downturns in customer demand or other economic factors. These individual reporting units may be more greatly impacted by these factors than the Company as a whole, given the different market sectors and geographies in which we operate. If we determine that the fair values of our reporting units are less than their respective carrying values, or the carrying values of our other intangible assets exceed the undiscounted cash flows generated from the use of such assets, a non-cash impairment loss may be recognized and any such write-down could adversely affect our results of operations. For example, during the third quarter of 2022, we recognized an impairment charge of $136.5 million to our Mobility segment. While we currently believe that the fair values of our reporting units exceed their respective carrying values and that our goodwill will contribute indefinitely to the cash flows of the Company, unforeseen events, changes in circumstances and market conditions, and differences in estimated future cash flows could adversely affect the fair value of our assets and could result in future impairment charges. In addition, while we believe that the expected future cash flows resulting from the use of our other intangible assets exceeds the carrying value of such assets, material changes in business strategy, customer attrition in excess of expectations, or technological obsolescence could result in impairment losses and/or an acceleration of amortization expense.
The Company is, and may in the future become, involved in various claims, investigations, and legal proceedings, some of which could have a material adverse effect on our business, financial condition or results of operations.
The Company is subject to legal proceedings and claims in the ordinary course of business and may become involved in legal proceedings that could be material. These proceedings may include, without limitation, commercial or contractual disputes, personal injury claims, stockholder claims, and employment matters. Such proceedings and claims could have a material adverse impact on our financial statements. Legal proceedings are inherently uncertain and there is no guarantee that we will be successful in defending ourselves in any such proceedings, or that our assessment of the materiality of these matters and the likely outcome or potential losses and established reserves will be consistent with the ultimate outcome of such matters. The types of claims made in such proceedings may include claims for compensatory damages, punitive and consequential damages, specific performance and/or other injunctive or declaratory relief. We may incur significant expenses in defending ourselves in any proceedings and may be required to pay damage awards or settlements or become subject to equitable remedies that adversely affect our operations and financial statements. Moreover, any insurance or indemnification rights that we may have may be insufficient or unavailable to protect us against such losses. Responding to litigation, claims, proceedings, inquiries, and investigations, even those that we believe we have substantial defenses against, requires us to incur significant expense and devote significant resources, and may generate adverse publicity that damages our reputation, resulting in an adverse impact on our business, financial condition, and operating results.

Table of Contents	PART I
If we fail to adequately protect our intellectual property and other proprietary rights, our competitive position could be impaired and we may lose valuable assets, generate reduced net revenue, and incur costly litigation to protect our rights.
Our success depends in part upon protecting our intellectual property and other proprietary information and technology. We rely on a combination of patents, copyrights, trademarks, service marks, trade secret laws, and contractual restrictions to establish and protect our intellectual property and other proprietary rights. The steps we take to protect these rights, however, may be inadequate. Our currently issued and pending or future patents and trademarks may not provide sufficiently broad protection, or they may not prove to be enforceable in actions against alleged infringers. We will not be able to protect our intellectual property and other proprietary information and technology if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property.
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
Risks Related to WEX Bank
The loss or suspension of WEX Bank's industrial loan company charter or changes in applicable regulatory requirements could be disruptive to certain of our operations, increase costs and increase competition.
WEX Bank is a Utah industrial bank that operates under an industrial loan company (“ILC”) charter. WEX Bank is also an FDIC-insured depository institution. Deposits issued by WEX Bank are currently used to support and fund substantially all of the U.S. and Canadian operations in our Mobility segment and a substantial portion of the global operations of our Corporate Payments segment. WEX Bank's ILC charter enables it to issue certificates of deposit, accept money market deposits and borrow on federal funds lines of credit from other banks, which we believe provides us access to lower cost funds than many of our competitors, thus helping us to offer competitive products to our customers.
WEX Bank operates under a uniform set of state lending laws, and its operations are subject to extensive state and federal regulation. WEX Bank’s primary regulators are the UDFI and the FDIC; however WEX Inc. is not currently subject to the Federal Bank Holding Company Act due to WEX Bank’s status as an industrial bank. Continued licensing and federal deposit insurance are subject to ongoing satisfaction of compliance and safety and soundness requirements. Adverse changes to its ILC charter could impact WEX Bank’s ability to operate and/or attract funds or limit our ability to provide competitive offerings to our customers. If ILC charters were eliminated or if changes to such charters limited or effectively prohibited us from operating as we currently operate, without our operations being “grandfathered”, we would either need to outsource our credit support activities or perform these activities ourselves, which would subject us to the credit laws of each individual state in which we conduct business. In addition, WEX Inc. might then become subject to or affected by the Bank Holding Company Act. Furthermore, we could not be a Mastercard and/or Visa issuer and would have to work with another financial institution to issue the product or otherwise sell the portfolio. Any such changes would be disruptive to our operations and could result in significant incremental costs and reduce or eliminate any perceived or actual competitive advantage, resulting in a material adverse effect on our business, financial condition and operating results. In addition, changes in the bank regulatory environment, including the implementation of new or varying measures or interpretations by the State of Utah or the federal government, may significantly affect or restrict the manner in which we conduct business in the future, could subject us to greater regulatory oversight requirements or could create a default under our Amended and Restated Credit Agreement.
WEX Bank is subject to extensive supervision and regulation that could restrict our activities and impose financial requirements or limitations on the conduct of our business and limit our ability to generate income.
WEX Bank is subject to extensive federal and state regulation and supervision, including that of the FDIC and the UDFI. See Part I – Item 1 – Business – “Regulation and Supervision” above for examples of such regulations applicable to WEX Bank. Banking regulations are primarily intended to protect depositors, depositors’ funds, federal deposit insurance funds and the banking system as a whole, not shareholders. These regulations affect our payment operations, capital structure, investment practices, dividend policy, and growth, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, consent orders with regulatory agencies, damages, civil money penalties or reputational damage, or other written orders, any of which could have a material adverse effect on our business, financial condition and operating results. While we have policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. For example, a consent order issued by the FDIC and the

Table of Contents	PART I
UDFI on May 6, 2022 (the “2022 Order”), required WEX Bank to strengthen its Bank Secrecy Act/anti-money laundering compliance program and to address related matters, including with respect to controls. The 2022 Order was terminated by the UDFI and the FDIC on November 8, 2023 and November 21, 2023, respectively, after we adequately satisfied the requirements of the 2022 Order. WEX Bank is also subject to a consent order issued by the FDIC on September 20, 2023 (the “2023 Order”), which requires WEX Bank to make certain improvements, which include corrections of certain issues identified in the 2023 Order and general enhancements to WEX Bank’s compliance management program. The terms of the 2023 Order will remain in effect and be enforceable until they are modified, terminated, suspended or set aside by the FDIC. For additional information with respect to the 2022 Order and the 2023 Order please see Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Matters. The U.S. Congress, federal regulatory agencies and state legislatures and regulatory agencies frequently revise banking and securities laws, regulations and policies. We cannot predict whether, or in what form, any other proposed regulations or statutes will be adopted or the extent to which our business may be affected by any new regulation or statute. Such changes could subject our business to additional costs, limit the types of financial services and products we may offer and increase the ability of non-banks to offer competing services and products, among other things.
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
WEX Bank uses collectively brokered and non-brokered deposits, including certificates of deposit and interest-bearing money-market deposits, in addition to custodial HSA cash assets to finance its operations, which primarily involves financing payments on behalf of our customers. Certificates of deposit carry fixed interest rates from issuance to maturity, which vary and are relatively short term in duration. The interest-bearing money market deposits are issued at both fixed and variable rates. Upon maturity, the deposits will likely be replaced by issuing new deposits to the extent that they are needed. In rising interest rate environments, including those experienced recently, WEX Bank has not been able to replace maturing deposits with deposits that carry the same or lower interest rates. Therefore, rising interest rates would result in reduced net income to the extent that certificates of deposit and interest-bearing money market deposits mature and are replaced with deposits that carry higher interest rates and we are otherwise unable to, or decide not to, increase the fees we otherwise receive under contracts or find or use alternative cost effective sources of funds, such as HSA cash depository assets. Rising interest rates could also therefore limit our ability to offer competitive product offerings to our customers.
WEX Bank is subject to funding risks associated with its reliance on brokered deposits.
As of December 31, 2023, the most recent FDIC exam report categorized WEX Bank as “well capitalized” under the regulatory framework for prompt corrective action. Under applicable regulations, however, if WEX Bank were to be no longer categorized as “well capitalized” under such framework, it would not be able to finance its operations through the acceptance of brokered deposits without the approval of the FDIC and/or could be subject to rate cap on the deposits. WEX Bank’s inability to accept brokered deposits, or a loss of a significant amount of its brokered deposits, could adversely affect its liquidity and therefore its ability to support and fund the Company’s operations that it currently supports and funds. Additionally, such circumstances could require WEX Bank to raise deposit rates in an attempt to attract new deposits, or to obtain funds through other sources at higher rates, which would affect the Company’s ability to offer competitive products to our customers in our segments served by WEX Bank and would have a material adverse effect on our business, financial condition, and operating results.
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

Table of Contents	PART I
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
Moreover, substantially all of the transactions of, and therefore the revenues derived from, the U.S. and Canadian operations of our Mobility segment and the global operations of our Corporate Payments segment flow through WEX Bank. Due to the applicable regulatory regime, WEX Bank is limited in the ways it can transfer its cash or other assets to WEX Inc. One of the primary methods by which funds are transferred to WEX Inc. is through the payment of a dividend by WEX Bank to us. The other primary method is through a Master Service Agreement between WEX Bank and WEX Inc., which establishes the parameters of services between them with respect to the operation of the following: (i) a fleet card business for regional fleets; (ii) a fleet card business for the over-the-road freight carrier fleets; (iii) a corporate payments business; and (iv) a factoring business (collectively, the “Programs”), with certain of these Programs funded by WEX Bank and others funded by WEX Inc. WEX Bank and WEX Inc. each receive monthly compensation for their respective services to the Programs funded by the other party.
However, WEX Bank is subject to various regulatory requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums, and other payments. Further, a banking regulator may determine that the payment of dividends or other payments, including payments under the Master Service Agreement, would be inappropriate and could impose other conditions on the payment of dividends or such other payments or even prohibit their payment. Accordingly, WEX Bank may be unable to make any, or may only be able to make limited amounts, of its cash or other assets available to us, which could affect our ability to service our indebtedness, make acquisitions, enhance product offerings, or fund corporate needs, among other things, any of which could have a material adverse effect on our business, financial condition, and operating results. For a further discussion of certain regulatory matters affecting WEX Bank’s ability to make cash available to WEX Inc., see, Part I – Item 1 – Business – Regulation and Supervision – General Regulation, Supervision and Examination of WEX Bank; Restrictions on Intercompany Borrowings and Transactions; and Restrictions on Dividends.
If WEX Bank fails to meet certain criteria, WEX Inc. may become subject to regulation under the Bank Holding Company Act, which could force us to divest WEX Bank or become a Bank Holding Company or cease all of our non-banking activities, which could have an adverse effect on our revenue and business or could create a default under our Amended and Restated Credit Agreement.
WEX Bank currently meets the criteria for exemption of an industrial bank from the definition of “bank” under the Bank Holding Company Act. The elimination of this exemption, the effects of any potential or pending legislation which could affect the exemption in general or as it applies to or affects WEX Bank, or WEX Bank’s failure to qualify for this exemption in the future, could cause us to become subject to regulation under the Bank Holding Company Act or have other negative impacts. This, in turn, could result in WEX Inc.’s need to divest WEX Bank or become a Bank Holding Company and to possibly cease certain non-banking activities that may be impermissible for a Bank Holding Company and could create a default under our Amended and Restated Credit Agreement. Alternatively, if we were to become a Bank Holding Company this could have other adverse effects including an increase to our compliance costs, or making WEX Inc. a less attractive investment. Failure to qualify for or the elimination of this exemption or the effects of any legislation affecting industrial banks could thus have an adverse effect on our revenue and business. For additional information of how the loss of our status as an industrial bank could affect our business, please see Part I – Item 1A – Risk Factors – “The loss or suspension of WEX Bank's industrial loan company charter or changes in applicable regulatory requirements could be disruptive to certain of our operations, increase costs and increase competition.”
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

Table of Contents	PART I
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
In addition to the risk that we fail to adequately assess and monitor credit risks posed by our counterparties and the risk that volatility or adverse conditions in the economy or credit or other financial markets may negatively impact us, the value of WEX Bank’s investment of custodial cash assets in securities and other financial instruments can be materially affected by market and interest rate fluctuations, which could affect our business, financial position or results of operations.
Market volatility, including, but not limited to interest rate volatility, illiquid market conditions and other disruptions in the financial markets may make it extremely difficult to value certain financial instruments. Subsequent valuation of financial instruments in future periods, in light of factors then prevailing, may result in significant changes in the value of these instruments. Any of these factors could cause a decline in the value of WEX Bank’s financial instruments, which may have an adverse effect on WEX Bank’s business, financial condition, results of operations, cost of capital, capital requirements, and ability to fund a customer’s withdrawal of depository assets. In addition, at the time of any future disposition of these financial instruments, the price that WEX Bank ultimately realizes will depend on the demand and liquidity in the market at that time and may be materially lower than current fair value.
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
At December 31, 2023, we had approximately $3,868.6 million of debt outstanding, net of unamortized debt issuance costs and debt discount. Such amount outstanding includes obligations under (i) our Amended and Restated Credit Agreement, which consists of a tranche A term loan facility, a tranche B term loan facility, and a secured revolving credit facility, and (ii) securitized and participation debt and borrowed federal funds. In addition to our outstanding debt, as of December 31, 2023, we had outstanding letters of credit issued under our Amended and Restated Credit Agreement. We have additional indebtedness in the form of deposits held by WEX Bank and other liabilities outstanding.
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
We may also incur substantial additional indebtedness in the future. In addition to available borrowing capacity remaining under the Revolving Credit Facility as of December 31, 2023, we are also permitted under our credit facilities to incur additional indebtedness, subject to specified limitations, including compliance with covenants contained in our Amended and Restated Credit Agreement. If new debt is incurred under any circumstance, the associated risks faced by the Company, such as those set forth above, could intensify.

Table of Contents	PART I
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
In addition, the Amended and Restated Credit Agreement requires that we meet certain financial covenants, including a Consolidated EBITDA to consolidated interest charge coverage ratio and a consolidated leverage ratio, as described in Part II – Item 8 – Note 16, Financing and Other Debt. The Amended and Restated Credit Agreement also contains various affirmative and negative covenants that, subject to certain customary exceptions, restrict our ability to, among other things, create liens over our property, incur additional indebtedness, enter into sale and lease-back transactions, make loans, advances or other investments, make non-ordinary course asset sales, declare or pay dividends or make other distributions with respect to equity interests, change the nature of our business, enter into certain agreements which restrict our ability to pay dividends or other distributions or create liens on our property, transact business with affiliates and/or merge or consolidate with any other person.
Our ability to comply with these provisions may be affected by events beyond our control, including prevailing economic, financial, and industry conditions. Failure to comply with the financial covenants or any other non-financial or restrictive covenants in our Amended and Restated Credit Agreement, for any reason, could create a default. Upon a default, our lenders could accelerate the indebtedness under the facilities (except only the requisite lenders under the revolving credit facility and the tranche A term loan facility may accelerate the revolving credit facility due to a breach of the financial covenants), foreclose against their collateral or seek other remedies, which could jeopardize our ability to continue our current operations.
Fluctuations in interest rates could materially affect the interest expense incurred under our Amended and Restated Credit Agreement and any other payments subject to variable interest rates.
Because a significant portion of our debt under the Amended and Restated Credit Agreement bears interest at variable rates, increases in interest rates could materially increase our interest expense. In addition, the purchase agreement by which WEX Inc. purchased certain contractual rights to serve as custodian or sub-custodian to certain HSAs from HealthcareBank includes additional consideration payable annually that is calculated on a quarterly basis and is contingent, and based, upon any future increases in the Federal Funds rate. Due to significant increases in the Federal Funds rate, the Company expects that it will incur the maximum remaining contingent consideration payable under the arrangement. A significant decrease in the Federal Funds rate prior to the expiration of the contingency period could result in the Company incurring less than the full contingency amount, however, the Company is currently unable to determine or predict whether such decreases will occur. For more information, see Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.
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
Risks Related to Regulation
Existing and new laws and regulations and enforcement activities, including those related to a wide variety of consumer protection laws, such as under the Dodd-Frank Act, Federal Trade Commission Act and state legislation, could negatively impact our business and the markets in which we presently operate, limit our expansion opportunities and significantly impact our results of operations and financial condition.

Table of Contents	PART I
Our operations are subject to substantial regulation both domestically and internationally. In addition, there are often new regulatory efforts, which could result in significant constraints and may impact our operations. These existing and emerging laws and regulations can make the expansion or operations of our business very difficult and negatively impact our revenue or increase our compliance costs. We also conduct business with other highly regulated businesses such as banks, payment card issuers, and health insurance providers. These industries are subject to significant potential new regulations, laws, or reforms that could negatively affect these businesses, their ability to maintain or expand their products and services, and the costs associated with doing so. Any such developments could also negatively impact our business and operations. If the exemption to the definition of “bank” for industrial banks under the Bank Holding Company Act were eliminated without any grandfathering or accommodations for existing institutions, we could be required to become a bank holding company which could prompt us to either cease certain activities or divest WEX Bank. The Dodd-Frank Act, generally resulted in increased government regulation and supervision of our business, including in the regulation of derivatives, capital market activities, consumer finances and certain requirements relating to executive compensation. In particular, the Dodd-Frank Act established federal oversight and regulation of the over-the-counter derivatives market and entities that participate in that market. Derivatives regulations have added costs to our business, and any additional requirements, such as future registration requirements or increased regulation of derivative contracts, may add additional costs or may require us to change any fuel price, currency and interest rate hedging practices we may then use to comply with new regulatory requirements. Additionally, we are required to pay to the lenders under the Amended and Restated Credit Agreement, any increased costs associated with the Dodd-Frank Act and other changes in laws, rules or regulations, subject to the terms of the Amended and Restated Credit Agreement. The Dodd-Frank Act also created the CFPB to regulate the offering of consumer financial products or services under the federal consumer financial laws, including rulemaking and regulation of the payments industry, in particular with respect to prepaid cards. The extensive nature of consumer finance regulations and the implementation dates for any such additional rulemaking may result in additional compliance obligations and expense for our business and our customers. The CFPB also has broad rulemaking authority for a wide range of consumer protection laws, which it has exercised as described in Item 1 under the heading “Regulation and Supervision – Consumer Protection.” It is unclear what future regulatory changes may be promulgated by the CFPB and what effect, if any, such changes would have on our business and operations.
WEX Inc. and its U.S. subsidiaries are also subject to the Federal Trade Commission Act and similar state laws and regulations, which prohibit unfair or deceptive acts or practices in or affecting commerce. The Federal Trade Commission Act applies to all businesses operating in the United States, and WEX Bank is subject to FDIC jurisdiction as it relates to the Federal Trade Commission Act.
Failure to comply with applicable laws or regulations may result, among other things, in the suspension or revocation of licenses or registrations, the limitation, suspension or termination of services, and/or the imposition of civil and criminal penalties, including fines. For example, WEX Bank entered into the 2023 Order with the FDIC, which requires WEX Bank to make certain improvements, which include corrections of certain issues identified in the 2023 Order and general enhancements to WEX Bank’s compliance management program. For additional information regarding the 2023 Order please see Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Matters. Among the regulations that impact us or could impact us are those governing: interchange rates, interest rate and fee restrictions, credit access and disclosure requirements, collection and pricing requirements, compliance obligations, data security and data breach requirements, identity theft avoidance programs, health care mandates, the cost and scope of public and private health insurance coverage, and anti-money laundering compliance programs. We also often must obtain permission from government regulators to conduct business in new locations or in connection with the transfer of licenses for businesses that we acquire. Changes to these regulations, including expansion of consumer-oriented regulation to B2B transactions, could materially adversely affect our operations, financial condition and results of operations and could further increase our compliance costs and limit our ability to expand to new markets.
Compliance with anti-money laundering, counter-terrorism and sanctions laws and regulations creates additional compliance costs and reputational risk.
The applicable laws and regulations in the various jurisdictions in which WEX operates impose significant anti-money laundering compliance and due diligence obligations on the local entities, including WEX Bank, WEX Payments, OFEL, and OFL, as well as our other regulated subsidiaries. We must verify the identity of customers, monitor and report unusual or suspicious account activity, as well as transactions involving amounts in excess of prescribed limits, and refrain from transacting with designated persons or in designated regions, in each case as required by the applicable laws and regulations (such as the Bank Secrecy Act and regulations of the United States Treasury Department and the Internal Revenue Service regulations in the United States, and the Money Laundering and Terrorist Financing Regulations 2019 in the U.K). For example, WEX Bank entered into the 2022 Order with the FDIC and the UDFI, which required WEX Bank to strengthen its Bank Secrecy Act/anti-money laundering compliance program and to address related matters, including with respect to controls. The 2022 Order was terminated by the UDFI and the FDIC on November 8, 2023 and November

Table of Contents	PART I
21, 2023, respectively. For additional information with respect to the 2022 Order please see Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Matters.
We are also subject to certain economic and trade sanctions programs that are administered by OFAC, which prohibit or restrict transactions to or from or dealings with specified countries, their governments, and in certain circumstances, their nationals, and with individuals and entities that are specially designated nationals of those countries, narcotics traffickers, and terrorists or terrorist organizations. Similar anti-money laundering and counter-terrorist financing and proceeds of crime laws apply to movements of currency and payments through electronic transactions and to dealings with persons specified in lists maintained by the country equivalent to OFAC lists in several other countries and require specific data retention obligations to be observed by intermediaries in the payment process.
Financial regulators have issued various implementing regulations and have made enforcement a high priority. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could result in the imposition of fines or penalties, severe criminal or civil sanctions and other serious legal and reputational consequences, including restrictions on regulated subsidiaries’ ability to take on new business, which may impact our business, financial condition, and operating results. In addition, we cannot predict the nature, scope or effect of future regulatory requirements to which our operations might be subject or the manner in which existing laws and regulations might be administered or interpreted.
Laws or regulations developed in one jurisdiction or for one product could result in new laws or regulations in other jurisdictions or for other products.
Regulators often monitor other approaches to the governance of the payment industry. As a result, a law or regulation enacted in one jurisdiction could result in similar developments in another. In addition, laws and regulations involving one product could influence the extension of regulations to other product offerings.
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
Practices regarding the collection, use, storage, transmission and security of personal information by companies operating over the internet have recently come under increased public scrutiny. Governmental bodies in the United States and abroad have adopted, or are considering the adoption of, laws and regulations restricting the transfer of, and requiring safeguarding of, personal information. For example, in the United States, all financial institutions must undertake certain steps to ensure the privacy and security of consumer financial information. In April 2022, a final rule jointly issued by several U.S. federal banking regulators became effective that requires banking organizations to notify their primary federal regulators within 36 hours of certain computer security incidents. The CCPA, imposes additional restrictions on the collection, processing and disclosure of personal information. The Virginia Consumer Data Protection Act became effective on January 1, 2023, the Colorado and Connecticut privacy laws on July 1, 2023, and Utah’s new law on December 31, 2023. Florida, Montana, Oregon and Texas have also adopted privacy laws becoming effective in 2024, with Delaware, Iowa and a few other states already passing similar legislation that will become effective in 2025. Even more states are considering privacy legislation. In Europe and the United Kingdom, the GDPR and the UK GDPR also require additional privacy protections and applies to all companies processing data of EU/UK residents, regardless of the company’s location. If more restrictive privacy laws or rules are adopted by authorities in the future on the federal or state level, our compliance costs may increase, our opportunities for growth may be curtailed by our compliance capabilities or reputational harm and our potential liability for security and data privacy breaches may increase, all of which could have a material adverse effect on our business, financial condition and operating results.
Additionally, in connection with providing services to our clients, we are required by regulations and arrangements with payment networks and certain clients to provide assurances regarding the confidentiality and security of personal information and other confidential data. Pursuant to these arrangements, we are subject to periodic audits regarding payment card industry standards. Our ability to maintain compliance with these standards and satisfy these audits will affect our ability to attract and maintain business in the future. If we fail to comply with these standards, we could be exposed to suits for breach of contract or to governmental enforcement proceedings. In addition, our client relationships and reputation could be harmed.

Table of Contents	PART I
Changes in our tax rates, the adoption of new U.S. or international tax legislation or exposure to additional tax liabilities could affect our future results.
We are subject to taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in determining our global provision for income taxes, deferred tax assets or liabilities and in evaluating our tax positions on a worldwide basis. Forecasting our future effective tax rates is complex, subject to uncertainty and could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or changes in tax laws or their interpretation. Changes in tax laws and regulations, as well as changes and conflicts in related interpretations and other tax guidance, could materially impact our tax receivables and liabilities and our deferred tax assets and deferred tax liabilities. Any of these changes could have a material adverse effect on our profitability. The 2017 Tax Act, CARES Act of 2020, and the Inflation Reduction Act of 2022 significantly changed the U.S. Internal Revenue Code, including taxation of U.S. corporations, by, among other things, reducing the federal corporate income tax rate, limiting interest deductions, altering the expensing of capital expenditures, imposing a 1 percent excise tax on share repurchases and enacting a new corporate alternative minimum tax. We are also subject to the examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for taxes. There can be no assurance that the outcomes from these examinations will not materially adversely affect our financial condition and operating results.
We urge our stockholders to consult with their legal and tax advisors with respect to such legislation and the potential tax consequences of investing in or holding our common stock.
As a non-bank custodian WEX Inc. is subject to regulation and noncompliance could render it unable to maintain its non-bank custodian status.
WEX Inc. is a passive non-bank custodian, under designation by the U.S. Department of the Treasury, of HSA assets, a portion of which are in investment funds for individual HSA holders at a third-party brokerage firm, and the remaining portion of which are in cash and have been placed with various depository institutions.
As a non-bank custodian, WEX Inc. is required to comply with the provisions of the Treasury Regulations, including the net worth and administration of fiduciary duties requirements, among other requirements. If WEX Inc. should fail to comply with the Treasury Regulations, including the net worth and administration of fiduciary duties requirements, such failure would materially and adversely affect its ability to maintain its current custodial accounts and to grow by adding additional custodial accounts, and it could result in the institution of procedures for the revocation of its authorization to operate as a non-bank custodian, any or all of which could materially adversely affect our business, financial condition, or results of operations. Additionally, revocation of WEX Inc.’s status as a non-bank custodian would affect our ability to earn revenues from certain custodial assets, which could have a material adverse effect on our business, financial condition and operating results.
The healthcare regulatory and political framework is uncertain and evolving, and we cannot predict the effect that further healthcare reform and other changes in government programs may have on our business, results of operations or financial condition.
The products that WEX Health’s software and payment solutions support are subject to various state and federal laws, including the Health Care Reform laws, which have been subject to persistent political pressure to be modified or repealed. As a result, the U.S. healthcare laws and regulations are evolving and may change significantly in the future. For example, the 2017 Tax Act repealed certain provisions of Health Care Reform, including reducing to zero the tax penalty for individuals who decline to obtain Health Care Reform-compliant healthcare coverage and there could be additional challenges to Health Care Reform that may result in additional changes in the future. Such challenges and changes may lead to uncertainty and unpredictability in the U.S. health care market, which may materially affect the availability and cost of health coverage, the viability of health care providers and health benefit plans, and the proportion of persons in the U.S. who have health insurance, the distribution between privately funded and government funded health insurance, and the future demand for, and profitability of, the offerings of our health-related business under our current business model, which could adversely affect our business. The full impact of Health Care Reform and other changes in the healthcare industry and in healthcare spending is unknown, and therefore, we are unable to predict what effect healthcare reform measures will have on our business.
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

Table of Contents	PART I
services have expanded. While we maintain a compliance program focused on applicable laws and regulations throughout the payments industry, there is no guarantee that we will not be subject to fines, criminal and civil lawsuits or other regulatory enforcement actions in one or more jurisdictions, or be required to adjust business practices to accommodate future regulatory requirements.
In order to maintain flexibility in the growth and expansion of our payments operations, we have registered as a money service business with FinCEN and have obtained money transmitter licenses (or their equivalents) in most states and expect to continue the license application process in additional jurisdictions throughout the United States as needed to accommodate new product development. Additionally, we have obtained necessary licenses required for business in certain non-U.S. jurisdictions where we provide payment services, including but not limited to the European Union, Ireland, the United Kingdom, Singapore and Australia. Evaluation of our compliance efforts, as well as the questions of whether and to what extent our products and services are considered money transmission, are matters of regulatory interpretation and could change over time. Our efforts to acquire and maintain these licenses could result in significant management time, effort, and cost, and may still not guarantee compliance or our ability to maintain such licenses given the constant state of change in these regulatory frameworks. Accordingly, costs and operational disruptions resulting from changes in compliance requirements, regulatory audits, enforcement actions, reputational harm, revocation of licenses or other regulatory limits on our ability to grow our payment processing business could adversely affect our financial results. For a further discussion of laws and regulations governing our money transmission operations, see, Part I - Item 1 – Business - Regulation and Supervision - Money Transmission and Payment Instrument Licensing Regulations.
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
Legislation and regulation of, and private business actions related to the reduction of GHG emissions could adversely affect our business.
In light of the increasing focus of local, state, regional, national and international regulatory bodies on GHG emissions and climate change issues, there has been a wide-ranging policy debate, both in the U.S. and internationally, regarding the regulation of GHG emissions. The Biden Administration has made climate change and the limitation of GHG emissions one of its initial and primary objectives. For example, in January 2021, U.S. President Biden signed an executive order

Table of Contents	PART I
recommitting the United States to the Paris Agreement, pursuant to which nearly 200 nations have committed to reduce global emissions. Additional legislation or regulation promulgated by states, geographic regions, the U.S. Environmental Protection Agency, and/or any international agreements to which the U.S. may become a party, that control or limit GHG emissions or otherwise seek to address climate change could adversely affect our partners’ and our merchants’ operations. Finally, private businesses, including vehicle manufacturers, are increasingly taking proactive steps to control or limit GHG emissions, including by producing and/or purchasing vehicles that operate fully using alternative fuels or hybrid EVs. Many auto and truck manufacturers have announced plans to electrify large portions of their fleet over the next decade and the trend toward use of hybrid EVs continues to grow. Because our business is currently heavily reliant on the level of transactions involving gasoline and diesel fuels, existing or future laws or regulations or business actions related to GHGs and climate change, including incentives to conserve energy or use alternative energy sources, could have a negative impact on our business if any of the same serve to reduce demand for gasoline and diesel fuels and we do not or are unable to develop products or relationships to adapt to such potential events. For further information on how the increase in usage of alternative fuels in vehicles affects our business, please see Part I – Item 1A – Risk Factors – “A significant portion of our revenue is generated by the purchase and sale of gasoline and diesel fuel by or through our customers and from our fuel retailer partners, and, as a result, a reduction in the demand for or supply of gasoline and/or diesel fuel and/or volatility in such fuel prices could have a material adverse effect on our business, financial condition, and operating results.”
Risks Related to our Dependence on Technology
We regularly experience cyberattacks and expect they will continue in the future. We may not be able to adequately protect our information systems, including the data we collect, which could subject us to, among other things, liability and damage to our reputation. Our efforts to implement robust security measures and comply with applicable data protection laws are costly and time-consuming and they cannot provide absolute security against cyberattacks, security breaches or unauthorized access.
Increased global cybersecurity vulnerabilities and threats and more sophisticated and targeted cyber-related attacks pose an ongoing risk to the security of our information systems and networks. We regularly experience cyberattacks and expect they will continue in the future. We have not experienced a material loss from such an attack to date but could suffer such a loss in the future.
We collect and store sensitive data about individuals, including health and healthcare related information, financial information (e.g., bank account information and payment card information), government identification documents or numbers (e.g., social security numbers and tax identification numbers), information regarding protected categories and spending data. We are required to take commercially reasonable measures to prevent and mitigate the impact of cyberattacks, as well as the unauthorized access, acquisition, release and use of personal information. In the event of a security breach, we are required to determine the types of information compromised and determine corrective actions and next steps under applicable laws, which requires us to expend capital and other resources to address the security breach and protect against future breaches. In addition, as outsourcing, specialization of functions, third-party digital services and technology innovation within the payments industry increase (including with respect to mobile technologies, tokenization, big data and cloud storage solutions), more third parties are involved in processing card transactions. Accordingly, there is a risk that the confidentiality, integrity, privacy and/or security of data held by, or accessible to, third parties, including merchants that accept our cards, payment processors and our business partners, may be materially compromised, which could lead to unauthorized transactions on our cards and costs associated with responding to such an incident. In addition, high profile data breaches could change consumer behaviors, impact our ability to access data to make product offers and credit decisions, result in legislation and additional regulatory requirements, and result in increases in our compliance and monitoring costs.
The techniques used in attempts to obtain unauthorized, improper or illegal access to our systems, our data or our customers’ data, to degrade service, or to sabotage our systems are constantly evolving, are difficult to detect quickly, and may not be recognized until after a successful penetration of our information security systems. Cyber threats include, but are not limited to: malicious software; destructive malware; ransomware; attempts to gain unauthorized access to systems or data; disruption to operations or critical systems; denial of service attacks; unauthorized release of confidential, personal or otherwise protected information (ours or that of our employees, customers or partners); corruption or encryption of data, networks or systems; harm to individuals; and loss of assets. Unauthorized parties attempt to gain access, and in some instances have gained access, to our systems or facilities through various means, including, among others, targeting our systems or facilities or our third-party vendors or customers, or attempting to fraudulently induce our employees, partners, customers or others into disclosing user names, passwords, payment card information, or other sensitive information, which may in turn be used to access our information technology systems. Certain efforts may be state-sponsored and supported by significant financial and technological resources, making them

Table of Contents	PART I
even more difficult to detect, prevent and mitigate. Our security measures may also be breached due to employee error, malfeasance, system errors or vulnerabilities, or other irregularities. We have developed robust systems and processes that are designed to protect our data and customer data and to prevent data loss and other security breaches, and we will continue to expend significant additional resources to bolster these protections. However, these security measures cannot provide absolute security and may be insufficient, circumvented or become obsolete.
Any actual or perceived breach of our security could interrupt our operations; result in our systems or services being unavailable; result in platform, information and network shutdowns; result in improper disclosure of data; materially harm our reputation and brand; result in significant legal and financial exposure; lead to loss of customer confidence in, or decreased use of, our products and services; and, adversely affect our business and results of operations. Any breaches of network or data security at our partners, some of whom maintain information about our customers, or breaches of our customers’ systems could have similar effects. In addition, our third party partners, customers or vendors could have vulnerabilities on their own computer systems that are entirely unrelated to our systems, but could mistakenly attribute their own vulnerabilities to us. While we take commercially appropriate steps to safeguard data used by and contained on the systems of our partners, customers and vendors, we cannot control all access to those systems and they are therefore subject to the risk of cyberattacks and fraud.
We are subject to U.S. and international privacy and data protection regulations, including financial privacy regulations, which impose requirements concerning the protection of data, and compliance with these regulations could impose significant compliance burdens and failure to comply with such regulations could result in penalties, cause harm to our reputation and have a negative impact on our business.
The regulatory framework for privacy and data protection in the U.S. and worldwide is currently in flux and is likely to remain so for the foreseeable future. Comprehensive state privacy laws in the U.S., including the CCPA, the Virginia Consumer Data Protection Act, the Colorado Privacy Act, the Connecticut Data Privacy Act and Utah Consumer Privacy Act, as well as those soon coming into effect, such as in Delaware, Florida, Iowa, Montana, Oregon and Texas, each require covered businesses to maintain data security programs, as well as to provide specific disclosures of our data use to residents of such states and maintain systems that enable us to receive and respond to requests from such state residents concerning their personal data, including requests to delete, correct, or obtain access to such data. If we are found to have violated any of these requirements, we may be subject to civil penalties and, in some cases, private litigation.
Under the GLBA, and some U.S. state laws, WEX Bank is required to maintain a comprehensive written information security program that includes administrative, technical and physical safeguards relating to consumer information. This requirement generally does not extend to information about companies or about individuals who obtain financial products or services for business, commercial, or agricultural purposes.
The GLBA also requires WEX Bank to provide initial and annual privacy notices to customers that describe in general terms our information sharing practices. If WEX Bank intends to share nonpublic personal information about consumers with affiliates and/or nonaffiliated third parties, WEX Bank must provide customers with a notice and a reasonable period of time for each customer to “opt out” of any such disclosure. The GLBA also regulates certain activities of WEX Inc., with respect to privacy and information security practices. In addition to U.S. federal privacy laws with which we must comply, states also have adopted statutes, regulations and other measures, such as the CCPA, governing the collection and distribution of personal information. In some cases, these state measures exempt certain data regulated by federal law, but with respect to certain other categories of personal information we and WEX Bank must monitor and seek to comply with individual state privacy laws in the conduct of our businesses.
When we handle protected health information, regulations issued under HIPAA, and HITECH, our contracts with our customers, and supplemental state laws require us to implement privacy and data security measures and to comply with breach notification requirements. We may be subject to contractual damages and civil or criminal penalties if we are found to violate these privacy, security and breach notification requirements. An amendment to the HITECH Act enacted in January 2021 requires consideration of a company’s implementation of recognized security standards in assessing administrative fines and penalties under the HIPAA security standards. This action potentially heightens enforcement risks if we fail to adequately implement the recognized security standards, while mitigating such risks if the recognized measures are successfully implemented.
Our efforts to comply with existing and future privacy and financial data protection laws and regulations, both in the U.S. and abroad, are costly and time-consuming. In addition, any cybersecurity incident, any incident involving our handling of protected and sensitive information, failure to comply with applicable breach notification and reporting requirements, or any violation of international, federal or state privacy laws could consume significant financial and managerial resources, expose us to liability in excess of any applicable insurance policies, litigation, regulatory scrutiny, and/or cause damage to our reputation, which may discourage customers from using, renewing, or expanding their use of our services or cause us

Table of Contents	PART I
to be in breach of our contracts with them. We may also be required to expend significant resources to implement additional data protection measures or to modify the features and functionality of our system offerings in a way that is less attractive to customers.
If the technologies we use in operating our business and interacting with our customers fail, are unavailable, or do not operate to expectations, or we fail to successfully implement technology strategies and capabilities in connection with our third-party technology arrangements, our business and results of operations could be adversely impacted.
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
The potential negative impact that a platform, network or information system shutdown may have on our operating activities has increased. To the extent that our proprietary technology or a third-party provider’s technology does not work as agreed to or as expected, or if we experience outages or unavailability resulting from ours or our third-party providers’ operations and the services provided, our ability to efficiently and effectively deliver services could be adversely impacted and our business and results of operations could be adversely affected. Shutdowns may be caused by a number of sources, many of which are beyond our control, including, without limitation: cyberattacks, unexpected catastrophic events such as natural disasters or acts of terrorism, software or hardware defects, network disruptions such as computer viruses or hacking, theft or vandalism of equipment, employee error and/or actions or events caused by or related to third party vendors. Any failure by our customers or partners to access the technology that we develop internally could have an adverse effect on our business, results of operations and financial condition. In addition, we and our customers could suffer harm if valuable business data or employee, customer and other proprietary information processed by such technology were corrupted, lost or accessed or misappropriated by third parties due to a security failure in our systems or those of our suppliers or service providers. Any such failure or breach could require significant expenditures to remediate, severely damage our reputation and our relationships with customers, including an obligation to notify individuals, regulatory authorities, the media and other stakeholders in connection with any such failure or breach, result in unwanted media attention and lost sales and expose us to risks of litigation and liability. Although we make substantial investments in technology, there is no guarantee that it will function as intended once it is placed into operation. Our technology infrastructure, such as our cloud services, backup and recovery procedures, or active system monitoring may not function as intended and may negatively impact WEX’s business. We may conclude that certain technologies should be retired, that existing platforms should be consolidated, or that we should change our technology strategies, and we may be required to impair or accelerate depreciation on certain assets. Any of these potential changes or failures in our technology strategies may also divert management’s attention and have a material adverse effect on our business, financial condition and operating results.
Our business is dependent on electronic communications networks managed by third parties, which could result in our inability to prevent service disruptions.
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
We use artificial intelligence in our business, and challenges with properly managing its use could result in harm to our brand, reputation, business or customers, and adversely affect our results of operations.
We use artificial intelligence (“AI”) solutions including machine learning and generative AI tools that collect, aggregate and analyze data to assist in the development of our platform, offerings, services, products and in the use of internal tools that support our business. These applications may become increasingly important in our operations over time. This emerging technology presents a number of risks inherent in its use, including risks related to cybersecurity and data privacy. Additionally, AI algorithms are based on machine learning and predictive analytics, which can create accuracy issues,

Table of Contents	PART I
unintended biases and discriminatory outcomes that could harm our brand, reputation, business or customers. Additionally, no assurance can be made that the usage of AI will assist us in being more efficient. Further, our competitors or other third parties may incorporate AI into their business, services and products more rapidly or more successfully than us, which could hinder our ability to compete effectively and adversely affect our results of operations. Implementing the use of AI successfully, ethically and as intended, will require significant resources, including having the technical complexity and expertise required to develop, test and maintain our platform, offerings, services and products. In addition, the use of AI may increase cybersecurity risks and operational and technological risks. The technologies underlying AI and their use cases are rapidly developing, and it is not possible to predict all of the legal, operational or technological risks related to the use of AI. For example, we expect that there will continue to be new laws or regulations concerning the development and use of AI, such as the expected to be enacted European Union Artificial Intelligence Act and the U.S. issued Executive Order on the Safe, Secure, and Trustworthy Development and Use of Artificial Intelligence and associated guidelines. Moreover, how AI is used is the subject of evolving review by various U.S. regulatory agencies, including the SEC and the U.S. Federal Trade Commission. It is possible that governments may also seek to regulate, limit, or block the use of AI in our products and services or otherwise impose other restrictions that may hinder the usability or effectiveness of our products and services.
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

Table of Contents	PART I
Provisions in our charter documents, Delaware law and applicable banking laws may delay or prevent our acquisition by a third party, and could adversely impact the market price of our common stock.
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
Under the Utah Financial Institutions Act (“UFIA”), no person may acquire direct or indirect “control” of a depository institution without first receiving the formal written approval of the UDFI’s commissioner. Under the UFIA, control is defined to include having the power to vote 25 percent or more of any class of our voting securities. A rebuttable presumption of control arises if a person has the power, directly or indirectly, or through or in concert with one or more persons, to vote more than 10 percent but less than 25 percent of any class of our voting securities. Any person seeking to rebut a presumption of control is required to do so by submitting an application to the UDFI’s commissioner.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Increased global cybersecurity vulnerabilities and threats and more sophisticated and targeted cyber-related attacks pose an ongoing risk to the security of our information systems and networks. We regularly experience cyberattacks aimed at our information systems and networks, including those that store sensitive data about third parties. We have established a Global Information Security Program, which is administered and overseen by the Company’s Chief Information Security Officer (“CISO”), that establishes minimum requirements we adhere to in order to provide a secure environment for developing, implementing, and supporting our information technology and systems. Our Global Information Security Program is designed to maintain compliance with various regulatory requirements and certification standards, including those under HIPAA, HITECH, PCI, ISO, SOC and SOX, as we aim to have world-wide, generally accepted, best practices.
Periodic assessments of the Global Information Security Program are conducted to ensure it is well-positioned to meet its objective of reducing the threat of known and emerging cybersecurity risks, as well to confirm ongoing compliance with legal and industry best practices and standards. Assessments of the program are continuously conducted by management

Table of Contents	PART I
and by an independent third party at least annually or whenever there is a material change to a business practice that may implicate the security or integrity of records containing personal information, to ensure the continuing suitability, adequacy, and effectiveness of the organization's approach to managing information security. As part of the annual review process, the Company engages external auditors to assess compliance with SOC2/SOC1, SOX, PCI-DSS and HITRUST, in addition to engaging an independent third party to conduct penetration testing and an overall risk assessment. The results of these assessments are reviewed and discussed with senior members of Company management and the Technology and Cybersecurity Committee of the Board (the “Technology Committee”), which is comprised of individuals with cybersecurity experience from both a technical and governance perspective. The Technology Committee, pursuant to its charter, is responsible for the oversight of the Company’s management of risks regarding technology, data security, cybersecurity, disaster recovery and business continuity. To perform this function, the Technology Committee, in addition to annually receiving and reviewing the results of the Global Information Security Program assessment, receives quarterly reports from the Company’s CISO, who presents a threat matrix, an overall analysis of our cyber health, as well as any recent threat activity. The Technology Committee then, in turn, regularly reports out to the full Board and the Audit Committee as necessary during succeeding meetings to keep them informed. In addition, members of senior management, including the Chief Technology Officer (“CTO”), the CISO, and the Chief Legal Officer (“CLO”) correspond directly with, or present to, the full Board, the Audit Committee, and/or the Technology Committee, regarding issues or risks relating to cybersecurity matters as the case may be. We believe the members of our senior management responsible for assessing and managing material risks from cybersecurity threats and interfacing with the Board and Board Committees on such matters collectively possess the appropriate expertise and experience from both a technical and governance perspective to ensure that they are able to carry out these responsibilities effectively. In particular, our CISO has spent over 30 years in various information security roles, including serving as the CISO of WEX since March 2014. Additionally, he holds professional degrees in the areas of Computer and Information Systems Security and multiple ISACA and ISC2 certifications (CISM, CISA, CRISC, CISA and CISSP). Our CTO has spent over 25 years in various engineering and technology roles, including serving as Chief Technology Officer for two other companies prior to joining WEX. In his past roles he was responsible for implementing product and technology initiatives and gained extensive experience in payments technology, technology infrastructure, technical engineering, AI, and machine learning. Additionally, he holds a professional degree in Computer Science. Our CLO has been with WEX since 1996, serving as the Corporate Secretary and head of the Legal department since 2005. In this capacity, she has gained extensive experience coordinating with the Board on addressing numerous emerging risk areas and ensuring our governance processes are equipped to manage and mitigate such risks.
In addition to the processes we have put in place to ensure our information systems and networks continue to evolve and adapt to the ongoing cybersecurity threat environment, we have designed an enterprise security architecture system that deploys layers of security controls to continuously monitor for potential cybersecurity vulnerabilities and threats in a situation when a potential incident does arise. Our systems are configured to generate alerts in the event of any potential breach or intrusion with a team in place to receive and act upon such alerts. Additionally, all WEX systems that store, process, transmit, or could affect the security of confidential data are logged and monitored, with our information security team conducting a daily review of any such systems. If an alert is triggered automatically by our system or as a result of our team’s review and a potential cyber or information security incident is detected, the alert will be elevated within the information security incident response team and the CISO will become responsible for informing the crisis management team to facilitate the Company’s assessment and response to the potential incident. The crisis management team along with the CISO will inform and coordinate with members of senior management and when appropriate, the Technology Committee, to evaluate the incident and consider potential response actions, including with respect to mitigation and containment actions. Furthermore, the crisis management team, in conjunction with members of senior management will determine whether to engage third parties, including outside counsel, consultants, law enforcement and external forensic firms, to provide support in the assessment of and response to the incident.
Additionally, we have policies and procedures in place to help oversee and identify material risks from cybersecurity threats associated with third-party service providers. Prior to engaging vendors, specifically those involved in the processing, storage or transmission of certain data, the information security team completes a due diligence process, including requiring proof of the potential vendor’s PCI, HIPPA, HITRUST, and/or SOC 2 compliance, as applicable. During the due diligence process the information security team assigns a risk ranking as it relates to information security risk and may perform additional due diligence if appropriate based on such ranking. Further, we engage an external vendor risk monitoring and alert service to monitor the cyber health of our third-party vendors. If there is a change in the vendor’s risk profile, we review the risk and initiate an action plan in response, which could include additional monitoring, remediation requests or termination. If the vendor is a key technology vendor and/or a vendor with access to protected data, any action plan will be escalated to the CISO and require the CISO’s approval before proceeding.
We view our Global Information Security Program and the processes followed thereunder as just one part of our overall enterprise risk management strategy. As part of our annual enterprise risk management review, we identify and categorize risk areas across our business, including technology risks and those related to cybersecurity. We determine the magnitude

Table of Contents	PART I
of such risks in the context of our overall business and how the technology risks, including cybersecurity specifically, may have an impact on other risks the Company faces and vice versa to help us inform our overall risk management strategy going forward. This allows us to continuously assess cybersecurity risks in alignment with our strategic objectives and operational needs.
As of the date of this report, we are not aware of any material risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. However, there is no assurance that cybersecurity threats will not have a material impact on us, including our business strategy, results of operations or financial condition in the future. See Part I – Item 1A – Risk Factors – “We regularly experience cyberattacks and expect they will continue in the future. We may not be able to adequately protect our information systems, including the data we collect, which could subject us to, among other things, liability and damage to our reputation. Our efforts to implement robust security measures and comply with applicable data protection laws are costly and time-consuming and they cannot provide absolute security against cyberattacks, security breaches or unauthorized access.”
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
ITEM 3. LEGAL PROCEEDINGS
Information regarding certain material legal proceedings in which we are involved are incorporated by reference herein from the section titled “Litigation and Regulatory Matters” in Part II – Item 8 – Note 20, Commitments and Contingencies, to the consolidated financial statements.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
The principal market for the Company’s common stock is the NYSE and our ticker symbol is WEX. As of February 15, 2024, the closing price of our common stock was $224.14 per share, there were 41.7 million shares of our common stock outstanding and there were 10 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers or nominees.
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
The Company has certain restrictions on the dividends it may pay under its Amended and Restated Credit Agreement, including pro forma compliance with a consolidated leverage ratio, testing consolidated funded indebtedness less (i) an amount up to $400.0 million of consolidated funded indebtedness due to permitted securitization transactions, (ii) the amount of consolidated funded indebtedness constituting the non-recourse portion of permitted factoring transactions, and (iii) an amount up to $400.0 million of unrestricted cash and cash equivalents denominated in U.S. dollars or other lawful currencies (provided that such other currencies are readily convertible to, and deliverable in, U.S. dollars) held by the Company and its subsidiaries (other than bank regulated subsidiaries) to Consolidated EBITDA of less than 2.75:1.00 for the most recent period of four fiscal quarters.
Issuer Purchases of Equity Securities
Under a share repurchase plan approved by our board of directors and announced on August 23, 2022, the Company was authorized to repurchase up to $150.0 million in shares of its common stock in the open market and through various other means pursuant to the share repurchase plan, through August 23, 2026. On October 27, 2022, the Company announced that our board of directors approved an increase of $500.0 million to the share repurchase plan, resulting in a total repurchase authorization of $650.0 million, and shortened the duration of the plan to December 31, 2025. The following table presents the Company’s common stock repurchases during each month of the fourth quarter of 2023:

	Total Number of Shares Purchased	Average Price Paid per Share(1),(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
October 1 - October 31, 2023	145,301	$165.19	145,301	$339,457,234
November 1 - November 30, 2023	681,100	$173.43	681,100	$221,335,032
December 1 - December 31, 2023	43,718	$180.53	43,718	$213,442,771
Total	870,119	$172.41	870,119
(1)Includes commissions paid on stock repurchases.

Table of Contents	PART II
(2)The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible one percent excise tax on the net value of certain stock repurchases made after December 31, 2022. All dollar amounts presented exclude such excise taxes, as applicable.
(3)Values based on the share repurchase plan authorization in place as of December 31, 2023. See Part II – Item 8 – Note 28, Subsequent Events for information regarding an increase to the share repurchase plan authorization made during 2024.
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
ITEM 6. [RESERVED]
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion below focuses on the factors affecting our consolidated results of operations for the years ended December 31, 2023 and 2022, financial condition at December 31, 2023 and 2022 and, when appropriate, factors that may affect our future financial performance, unless stated otherwise. This discussion should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements within Part II - Item 8 of this Annual Report on Form 10-K. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is presented in the following sections:
•2023 Highlights and Year in Review
•Our Segments
•Results of Operations
•Application of Critical Accounting Estimates
•Recently Adopted and New Accounting Standards
•Liquidity and Capital Resources

2023 Highlights and Year in Review
Company Highlights
The following graphs present a comparative, summarized view of selected results. The “Other Key Metric” included below is considered by Management to be of particular importance to our overall performance in 2023 as it provides enhanced information and data underlying our financial results. A recurring, more extensive list of key performance indicators is included by segment within the Results of Operations section later in this MD&A.

Table of Contents	PART II
GAAP Measures (in millions except per share data):
Total revenues

Net income attributable to shareholders

Net income attributable to shareholders per diluted share
Net cash provided by (used for) operating activities

Non-GAAP Measures (in millions except per share data):(1)
Adjusted net income attributable to shareholders

Adjusted net income attributable to shareholders per diluted share

Adjusted free cash flow

Other Key Metric (in millions):
Total volume processed across the Company(2)
(1)Adjusted net income attributable to shareholders, adjusted net income attributable to shareholders per diluted share, and adjusted free cash flow are supplemental non-GAAP financial measures of operating performance. Refer to the sections titled Non-GAAP Financial Measures That Supplement GAAP Measures and Liquidity and Capital Resources later in this MD&A for more information and a reconciliation of the non-GAAP financial measures to the most directly comparable financial measures calculated in accordance with GAAP.
(2)Total volume processed across the Company, which includes purchases on WEX-issued accounts as well as purchases issued by others using a WEX platform.

Table of Contents	PART II
Our Segments
WEX has three reportable segments: Mobility, Corporate Payments, and Benefits. Within our Mobility segment, we are a leader in fleet vehicle payment solutions, transaction processing, and information management services specifically designed for the needs of fleets of all sizes from small businesses to federal and state government fleets and over-the-road carriers. Our Corporate Payments segment focuses on the complex payment environment of global B2B payments, enabling customers to utilize our payments solutions to integrate into their own workflows and manage their accounts payable automation and spend management functions. Within our Benefits segment, we provide SaaS software with embedded payment solutions and plan administration services for consumer directed health benefits, COBRA accounts, and benefit enrollment and administration. Additionally, WEX Inc. and WEX Bank provide custodial and depository services, respectively, with respect to HSAs.
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
•Operating interest - The Company incurs interest expense on operating debt and deposits, which provide liquidity to fund short-term receivables or are used to purchase fixed income securities.
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
The Company does not allocate foreign currency gains and losses, financing interest expense, net of financial instruments, change in fair value of contingent consideration, loss on debt extinguishments, other income, income taxes, and adjustments attributable to non-controlling interests to our operating segments as management believes these items are unpredictable and can obscure a segment’s operating trends and results. In addition, the Company does not allocate certain corporate expenses to our operating segments, as these items are centrally controlled and are not directly attributable to any reportable segment.

Table of Contents	PART II
Results of Operations
Year Ended December 31, 2023, Compared to the Year Ended December 31, 2022
The following includes information that our management believes is material to an understanding of our results of operations. Any significant changes, unusual or infrequent events or significant economic changes that materially affect our results of operations are discussed below.

Mobility
Revenues
The following table reflects comparative revenue and key operating statistics within Mobility:

	Twelve Months Ended December 31,		Increase (Decrease)
(in millions, except per transaction and per gallon data)	2023	2022	Amount	Percent
Revenues(1),(2)
Payment processing revenue	$695.0	$720.2	$(25.3)	(4)%
Account servicing revenue	168.6	169.2	(0.6)	—%
Finance fee revenue	312.9	359.7	(46.7)	(13)%
Other revenue	206.2	194.6	11.6	6%
Total revenues	$1,382.7	$1,443.7	$(61.0)	(4)%

Key performance indicators
Total volume	$84,721.2	$98,906.4	$(14,185.2)	(14)%
Payment processing transactions	562.6	560.2	2.4	—%
Payment processing $ of fuel	$56,683.6	$66,172.1	$(9,488.5)	(14)%
Average U.S. fuel price (US$ / gal)	$3.82	$4.46	$(0.64)	(14)%
Net payment processing rate(3)	1.23%	1.09%	0.14%	13%
Net late fee rate	0.48%	0.46%	0.02%	3%
(1)Foreign currency exchange rate fluctuations had an immaterial impact on Mobility revenue for the twelve months ended December 31, 2023, as compared to the prior year.
(2)Unfavorable impact from lower domestic fuel prices resulted in a decrease of $108.4 million in revenue for the year ended December 31, 2023, as compared to 2022.
(3)Our net payment processing rate has benefited from lower average domestic fuel prices and the impact from interest rate escalator clauses contained in various merchant contracts.
Total Mobility revenue decreased $61.0 million for 2023, as compared to 2022. The decrease in total Mobility revenue was primarily driven by lower finance fee revenue and the impact of lower average fuel prices on stable levels of payment processing transactions year over year.

Table of Contents	PART II
Finance fee revenue is comprised of the following components:

	Twelve Months Ended December 31,		Increase (Decrease)
(in millions)	2023	2022	Amount	Percent
Finance income	$271.8	$307.1	$(35.3)	(11)%
Factoring fee revenue	41.1	52.5	(11.4)	(22)%
Finance fee revenue	$312.9	$359.7	$(46.7)	(13)%
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
Finance income decreased $35.3 million in 2023 as compared to 2022, primarily due to the decline in average fuel prices driving down customer spend upon which late fees are earned, along with a decline in the number of late fee instances, reflective of tighter credit policies we have put in place. Concessions to certain customers experiencing financial difficulties may be granted and are generally limited to extending the time to pay, placing a customer on a payment plan or granting waivers of late fees. There were no material concessions granted to customers experiencing financial difficulties during 2023 or 2022.
The primary source of factoring fee revenue is calculated as a negotiated percentage fee of the receivable balance that we purchase. Factoring fee revenue for 2023 decreased $11.4 million as compared to 2022. Decreased shipping demand in the over-the-road market led to a decline in size and volume of factored invoices during 2023 as compared to the elevated demands in the prior year.

Table of Contents	PART II
Operating Expenses
The following table compares line items within operating income and presents segment adjusted operating income and segment adjusted operating income margin for Mobility:

	Twelve Months Ended December 31,		Increase (Decrease)
(in millions, except with respect to margin)	2023	2022	Amount	Percent
Cost of services
Processing costs	$283.9	$254.1	$29.8	12%
Service fees	$7.6	$8.4	$(0.8)	(9)%
Provision for credit losses	$87.1	$172.7	$(85.6)	(50)%
Operating interest	$69.5	$13.9	$55.6	399%
Depreciation and amortization	$40.8	$46.1	$(5.3)	(12)%

Other operating expenses
General and administrative	$138.3	$110.2	$28.1	25%
Sales and marketing	$212.4	$203.3	$9.1	4%
Depreciation and amortization	$70.3	$72.5	$(2.3)	(3)%
Impairment charges	$—	$136.5	$(136.5)	NM

Operating income	$472.8	$426.0	$46.8	11%

Segment adjusted operating income(1)	$599.4	$693.4	$(94.0)	(14)%
Segment adjusted operating income margin(2)	43.3%	48.0%	(4.7)%	(10)%
(1)Segment adjusted operating income excludes unallocated corporate expenses, acquisition-related intangible amortization, other acquisition and divestiture related items, debt restructuring costs, stock-based compensation, other costs and certain non-recurring or non-cash operating charges that are not core to our operations, as applicable depending on the period presented. See “Non-GAAP Financial Measures That Supplement GAAP Measures” later in this Item 7 for a reconciliation of total segment adjusted operating income to income before income taxes. See also Part II – Item 8 – Note 24, Segment Information, of our consolidated financial statements for more information regarding our segment determination.
(2)Segment adjusted operating income margin is calculated by dividing segment adjusted operating income by segment revenue. The 2023 decrease in segment adjusted operating income margin primarily reflects the decline in average fuel prices and higher operating interest costs, offset by a significant decrease in provision for credit losses and impairment charges.
NM - Not meaningful
Cost of Services
Processing costs increased $29.8 million due in part to higher employee compensation and other business support costs incurred.
Provision for credit losses, which includes estimates for both credit and fraud losses, decreased $85.6 million for 2023, as compared to 2022. The higher credit and fraud loss rates experienced during 2022 improved during 2023 due in part to tighter credit policies put in place to reduce such losses. In addition, the elevated loss rates seen in the over-the-road trucking business in past quarters moderated as the trucking market stabilized. Lower fuel prices additionally led to a decline in overall accounts receivable balances, which contributed to the decrease in estimated provision. We generally measure our loss performance by calculating fuel-related losses as a percentage of total fuel expenditures on payment processing transactions. This metric for provision for credit losses was 15.4 basis points of fuel expenditures for 2023, as compared to 26.0 basis points of fuel expenditures for 2022.
Operating interest expense increased $55.6 million in 2023, as compared to 2022. The increase is primarily reflective of higher interest rates and increased operating debt balances in support of working capital needs.
Depreciation and amortization decreased $5.3 million during 2023 compared to the prior year due to certain assets becoming fully depreciated during 2022.

Table of Contents	PART II
Other operating expenses
General and administrative expenses increased $28.1 million in 2023 as compared to 2022 due in part to increased compensation and professional services expense in support of increasing operating efficiencies and business growth along with a third quarter 2023 write-off of certain costs associated with an abandoned IT development project.
Impairment charges during 2022 consisted of non-cash goodwill impairment charges of $136.5 million for two of our international Mobility reporting units. No impairment to any of our reporting units was identified during the year ended December 31, 2023. See Part II – Item 8 – Note 9, Goodwill and Other Intangible Assets, of our consolidated financial statements for more information.

Corporate Payments
Revenues
The following table reflects comparative revenue and key operating statistics within Corporate Payments:

	Twelve Months Ended December 31,		Increase (Decrease)
(in millions, except per transaction data)	2023	2022	Amount	Percent
Revenues(1)
Payment processing revenue	$428.0	$353.7	$74.2	21%
Account servicing revenue	42.1	42.9	(0.8)	(2)%
Finance fee revenue	1.0	0.6	0.3	53%
Other revenue	25.8	5.1	20.8	410%
Total revenues	$496.9	$402.3	$94.6	24%

Key performance indicators
Total volume	$128,167.8	$101,616.0	$26,551.8	26%
Purchase volume	$92,196.9	$66,671.5	$25,525.4	38%
Net interchange rate(2)	0.46%	0.53%	(0.07)%	(13)%
(1)Foreign currency exchange rate fluctuations had a $3.3 million favorable impact on Corporate Payments revenues in 2023, compared to the prior year.
(2)Changes in customer and product mix, including the significant growth in travel-related purchase volumes, has reduced our net interchange rate from 2022 to 2023.
Corporate Payments total revenue increased $94.6 million for 2023, as compared to 2022. The increase was primarily driven by continued strength in global consumer travel demand. Additionally, other revenue increased significantly due to higher interest revenue earned on restricted cash balances, due to a rise in interest rates, and average balances coinciding with increased travel volumes.
Concessions to certain customers experiencing financial difficulties may be granted and are generally limited to extending the time to pay, placing a customer on a payment plan or granting waivers of late fees. There were no material concessions to customers experiencing financial difficulties during either 2023 or 2022.

Table of Contents	PART II
Operating Expenses
The following table compares line items within operating income and presents segment adjusted operating income and segment adjusted operating income margin for Corporate Payments:

	Twelve Months Ended December 31,		Increase (Decrease)
(in millions, except with respect to margin)	2023	2022	Amount	Percent
Cost of services
Processing costs	$76.7	$72.9	$3.8	5%
Service fees	$12.6	$13.2	$(0.6)	(4)%
Provision for credit losses	$(4.7)	$6.5	$(11.2)	(173)%
Operating interest	$9.4	$5.8	$3.6	62%
Depreciation and amortization	$24.1	$21.6	$2.5	12%

Other operating expenses
General and administrative	$76.9	$67.8	$9.0	13%
Sales and marketing	$56.6	$56.3	$0.3	1%
Depreciation and amortization	$26.2	$24.4	$1.8	7%

Operating income	$219.1	$133.9	$85.3	64%

Segment adjusted operating income(1)	$277.2	$192.7	$84.5	44%
Segment adjusted operating income margin(2)	55.8%	47.9%	7.9%	16%
(1)Segment adjusted operating income excludes unallocated corporate expenses, acquisition-related intangible amortization, other acquisition and divestiture related items, debt restructuring costs, stock-based compensation, other costs and certain non-recurring or non-cash operating charges that are not core to our operations, as applicable depending on the period presented. See “Non-GAAP Financial Measures That Supplement GAAP Measures” later in this Item 7 for a reconciliation of total segment adjusted operating income to income before income taxes. See also Part II – Item 8 – Note 24, Segment Information, of our consolidated financial statements for more information regarding our segment determination.
(2)Segment adjusted operating income margin is calculated by dividing segment adjusted operating income by segment revenue. See below for an explanation of changes to our year over year segment adjusted operating margin.
As a result of owning all of our technology and issuing capabilities, our Corporate Payments segment has a highly scalable and relatively fixed cost base resulting in largely comparable expenses year to year. As a result, the significant increase in 2023 revenues has also significantly increased operating income, segment adjusted operating income, and segment adjusted operating income margin in 2023. Instances in which our expenses in 2023 did not remain comparable to those of 2022 are described hereafter.
The decreased provision for credit losses for 2023, as compared to the prior year comparable period, reflects the impact of a reduction in forecasted losses internationally.
General and administrative expenses increased $9.0 million primarily due to increased professional services expense in support of increasing operating efficiencies and business growth.

Table of Contents	PART II

Benefits
Revenues
The following table reflects comparative revenue and key operating statistics within Benefits:

	Twelve Months Ended December 31,		Increase (Decrease)
(in millions)	2023	2022	Amount	Percent
Revenues
Payment processing revenue	$90.7	$81.9	$8.8	11%
Account servicing revenue	435.7	357.3	78.5	22%
Finance fee revenue	0.3	0.1	0.1	81%
Other revenue	141.7	65.2	76.5	117%
Total revenues	$668.4	$504.5	$163.9	32%

Key performance indicators
Total volume	$12,441.8	$11,205.3	$1,236.5	11%
Purchase volume	$6,655.6	$5,869.1	$786.5	13%
Average number of SaaS accounts	19.9	18.0	1.9	11%
Average HSA custodial cash assets	$3,868.9	$3,176.8	$692.1	22%
Total Benefits revenue increased $163.9 million during 2023 as compared to the prior year. The increase was due primarily to an increase in program fees earned on custodial services, as reflected within account servicing revenue (such fees are variable and based in part on a benchmark reference rate), and a rise in average balances and interest rates earned on the investment of HSA deposit balances held by WEX Bank, as reflected within other revenue. To a lesser extent, increased spend volume driven by cardholder growth and increased SaaS participants also contributed to the increase in total revenue.
Operating Expenses
The following table compares line items within operating income and presents segment adjusted operating income and segment adjusted operating income margin for Benefits:

	Twelve Months Ended December 31,		Increase (Decrease)
(in millions)	2023	2022	Amount	Percent
Cost of services
Processing costs	$261.0	$231.9	$29.1	13%
Service fees	$53.0	$43.6	$9.4	22%
Provision for credit losses	$7.4	$0.8	$6.7	NM
Operating interest	$5.3	$0.9	$4.4	NM
Depreciation and amortization	$39.5	$38.2	$1.3	3%

Other operating expenses
General and administrative	$55.7	$41.2	$14.6	35%
Sales and marketing	$58.7	$52.2	$6.5	13%
Depreciation and amortization	$72.8	$59.1	$13.7	23%

Operating income	$114.8	$36.7	$78.1	213%

Segment adjusted operating income(1)	$241.8	$133.7	$108.1	81%
Segment adjusted operating income margin(2)	36.2%	26.5%	9.7%	37%

Table of Contents	PART II
(1)Segment adjusted operating income excludes unallocated corporate expenses, acquisition-related intangible amortization, other acquisition and divestiture related items, debt restructuring costs, stock-based compensation, other costs and certain non-recurring or non-cash operating charges that are not core to our operations, as applicable depending on the period presented. See “Non-GAAP Financial Measures That Supplement GAAP Measures” later in this Item 7 for a reconciliation of total segment adjusted operating income to income before income taxes. See also Part II – Item 8 – Note 24, Segment Information, of our consolidated financial statements for more information regarding our segment determination.
(2)Segment adjusted operating income margin is calculated by dividing segment adjusted operating income by segment revenue. The revenues earned on HSA assets is highly accretive to earnings and as a result, segment adjusted operating income margin for 2023 increased significantly from 2022.
Cost of Services
Processing costs increased $29.1 million in 2023, as compared to 2022. The increase primarily resulted from an increase in employee compensation, including the impact from the Ascensus Acquisition.
Service fees increased $9.4 million in 2023, as compared to 2022. This increase was primarily driven by increased fees incurred on higher HSA deposits, as compared with the same period in the prior year.
Provision for credit losses increased $6.7 million primarily due to an expected loss associated with one customer’s outstanding receivable balance.
Other Operating Expenses
General and administrative expenses increased $14.6 million for 2023 as compared with the same period in the prior year primarily due to increased professional services expense in support of increasing operating efficiencies and business growth.
Sales and marketing expenses increased $6.5 million in 2023, as compared to 2022, due primarily to the expansion of the sales and marketing team, including the impacts of the Ascensus Acquisition.
Depreciation and amortization increased $13.7 million for 2023, as compared to the prior year period, primarily due to higher relative amortization on HSA contractual rights.
Unallocated Corporate Expenses
Unallocated corporate expenses represent the portion of expenses relating to general corporate functions including acquisition and divestiture expenses, certain finance, legal, information technology, human resources, administrative and executive expenses and other expenses not directly attributable to a reportable segment.
The following table compares line items within operating income for unallocated corporate expenses:

	Twelve Months Ended December 31,		Increase (Decrease)
(in millions)	2023	2022	Amount	Percent
Other operating expenses
General and administrative	$157.1	$124.7	$32.4	26%
Depreciation and amortization	$2.6	$2.0	$0.6	29%
General and administrative expenses increased $32.4 million during 2023 as compared to the prior year, primarily due to increased headcount and related compensation expense, including stock compensation, coupled with an increase in costs incurred in connection with business acquisitions.

Table of Contents	PART II
Non-Operating Income and Expense
The following table reflects comparative results for certain amounts excluded from operating income:

	Twelve Months Ended December 31,		Absolute Dollar Change	Effect of Change on Net Income
(in millions)	2023	2022
Financing interest expense, net of financial instruments	$(204.6)	$(47.5)	$157.1	Reduction
Change in fair value of contingent consideration	$(8.5)	$(139.1)	$130.6	Increase
Loss on extinguishment of Convertible Notes	$(70.1)	$—	$70.1	Reduction
Net foreign currency gain (loss)	$4.9	$(22.7)	$27.6	Increase
Income tax provision	$102.2	$93.1	$9.1	Reduction
Net income from non-controlling interests	$—	$0.3	$0.3	NM
Change in value of redeemable non-controlling interest	$—	$34.2	$34.2	NM
NM - Not meaningful
Due primarily to substantial increases in the LIBOR forward yield curve during 2022, we recognized significant unrealized gains on our interest rate swap financial instruments during 2022, which reduced financing interest expense, net of financial instruments for that year. Higher net variable interest rates on our term loans during 2023 further increased 2023 financing interest expense, relative to 2022.
Due to the rising rate environment since we completed the acquisition of certain contractual rights from Bell Bank in April 2021, the Company’s contingent consideration derivative liability has been effectively reflected at the maximum contingent consideration payable under the purchase agreement since 2022. As a result, absent a significant decline in the Federal Funds futures curve, changes in the fair value of contingent consideration are expected to generally be limited to annual cash payments and present value adjustments due to the passage of time. See Part II – Item 8 – Note 18, Fair Value of our consolidated financial statements for further information on the valuation of this derivative liability.
During August 2023, we repurchased all of the outstanding aggregate principal amount of the Company’s Convertible Notes at a premium, resulting in a loss on extinguishment of $70.1 million. See Part II – Item 8 – Note 16, Financing and Other Debt of our consolidated financial statements for further information on the repurchase of the Convertible Notes.
Our foreign currency exchange exposure is primarily related to the remeasurement of our cash, receivable and payable balances, including intercompany transactions that are denominated in foreign currencies. During 2023, net foreign currency gain was $4.9 million, as compared to a loss of $22.7 million in 2022. The gain in 2023 resulted from the strengthening of certain foreign currencies in which we transact, including the Euro and the British Pound sterling, relative to the U.S. dollar.
The increase in income tax provision for 2023 as compared to the prior year comparable period is due primarily to an increase in income before income taxes, offset in part due to the change in the Company’s effective tax rates. The Company’s effective tax rate for 2023 was 27.7 percent compared to 35.7 percent for 2022. See Part II – Item 8 – Note 14, Income Taxes of our consolidated financial statements for more information regarding the drivers behind our effective tax rates.
During March 2022, the Company purchased the remaining non-controlling interest in PO Holding from SBI, reducing the carrying value of the redeemable non-controlling interest to zero. The transaction resulted in a $34.2 million gain, net of tax expense. See Part II – Item 8 – Note 4, Acquisitions, to our consolidated financial statements for further information.
Year Ended December 31, 2022, Compared to the Year Ended December 31, 2021
Discussion and analysis of the year ended December 31, 2022 compared to the year ended December 31, 2021 is included under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10–K for the year ended December 31, 2022, as filed with the SEC on February 28, 2023 and is incorporated by reference herein.

Table of Contents	PART II
Non-GAAP Financial Measures That Supplement GAAP Measures
In addition to evaluating the Company’s performance on a GAAP basis, Company management uses particular non-GAAP financial measures, which exclude the impact of certain costs, expenses, gains and losses, to evaluate our overall operating performance, including comparison across periods and with competitors. Our management team believes these non-GAAP measures are integral to our reporting and planning processes and uses them to assess operating performance because they generally exclude financial results that are outside the normal course of our business operations or management’s control. These measures are also used to allocate resources among our operating segments and for internal budgeting and forecasting purposes for both short- and long-term operating plans.
Segment Adjusted Operating Income and Adjusted Net Income
Segment adjusted operating income excludes unallocated corporate expenses, acquisition-related intangible amortization, other acquisition and divestiture related items, debt restructuring costs, stock-based compensation, other costs and certain non-recurring or non-cash operating charges that are not core to our operations, as applicable depending on the period presented.
Adjusted net income, which similarly excludes the impact of all items excluded in segment adjusted operating income except unallocated corporate expenses, further excludes unrealized gains and losses on financial instruments, net foreign currency gains and losses, debt issuance cost amortization, tax related items, and certain other non-operating items, as applicable depending on the period presented.
For the periods presented herein, the following items have been excluded in determining one or more non-GAAP measures for the following reasons:
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

Table of Contents	PART II
•Impairment charges represent non-cash asset write-offs, which do not reflect recurring costs that would be relevant to the Company’s continuing operations. The Company believes that excluding these nonrecurring expenses facilitates the comparison of our financial results to the Company’s historical operating results and to other companies in its industry;
•Debt restructuring and debt issuance cost amortization, which for the year ended December 31, 2023 includes the loss on extinguishment of Convertible Notes, are unrelated to the continuing operations of the Company. Debt restructuring costs are not consistently occurring and do not reflect expected future operating expense, nor do they provide insight into the fundamentals of current or past operations of our business. In addition, since debt issuance cost amortization is dependent upon the financing method, which can vary widely company to company, we believe that excluding these costs helps to facilitate comparison to historical results as well as to other companies within our industry;
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
The following table reconciles net income attributable to shareholders to adjusted net income attributable to shareholders and related per share data:

	Year ended December 31,
(in millions)	2023		2022		2021
Net income attributable to shareholders	$266.6	$6.16	$201.4	$4.50	$0.1	$—
Unrealized loss (gain) on financial instruments	30.4	0.70	(83.2)	(1.86)	(39.2)	(0.86)
Net foreign currency (gain) loss	(4.9)	(0.11)	22.7	0.51	12.3	0.27
Change in fair value of contingent consideration	8.5	0.20	139.1	3.11	40.1	0.88
Acquisition-related intangible amortization	184.0	4.25	170.5	3.81	181.7	4.01
Other acquisition and divestiture related items	6.6	0.15	17.9	0.40	36.9	0.81
Stock-based compensation	131.6	3.04	100.7	2.25	76.6	1.70
Other costs	45.6	1.05	38.4	0.86	23.2	0.52
Impairment charges	—	—	136.5	3.05	—	—
Debt restructuring and debt issuance cost amortization	89.4	2.06	17.3	0.39	21.8	0.48
ANI adjustments attributable to non-controlling interests	—	—	(34.6)	(0.77)	132.0	2.91
Tax related items	(112.1)	(2.59)	(115.8)	(2.59)	(71.5)	(1.58)
Dilutive impact of convertible debt(1)	—	(0.10)	—	(0.13)	—	—
Adjusted net income attributable to shareholders	$645.8	$14.81	$611.0	$13.53	$414.1	$9.14
(1)The dilutive impact of the Convertible Notes has been calculated under the ‘if-converted’ method for the periods through which they were outstanding. Under the ‘if-converted’ method, $9.5 million and $15.1 million of interest expense, net of tax, associated with the Convertible Notes was added back to adjusted net income for the years ended December 31, 2023 and 2022, respectively. Approximately 0.9 million shares of the Company’s common stock associated with the assumed conversion of the Convertible Notes (prior to repurchase and cancellation) was included in the calculation of adjusted net income per diluted share for the year ended December 31, 2023, as the effect of including such adjustments was dilutive. For the year ended December 31, 2022, approximately 1.6 million shares of the Company’s common stock associated with the assumed conversion of the Convertible Notes as of the beginning of the period was included in the calculation of adjusted net income per diluted share, as the effect of including such adjustments was dilutive.

Table of Contents	PART II
GAAP operating income was $647.1 million, $469.8 million and $342.0 million for the years ended December 31, 2023, 2022 and 2021, respectively. For a reconciliation of GAAP operating income to total segment adjusted operating income, please see the following table:

	Year ended December 31,
(in millions)	2023	2022	2021
Segment adjusted operating income
Mobility	$599.4	$693.4	$557.1
Corporate Payments	277.2	192.7	86.9
Benefits	241.8	133.7	104.4
Total segment adjusted operating income	$1,118.4	$1,019.8	$748.4

Reconciliation:
Total segment adjusted operating income	$1,118.4	$1,019.8	$748.4
Less:
Unallocated corporate expenses	103.0	84.5	78.2
Acquisition-related intangible amortization	184.0	170.5	181.7
Other acquisition and divestiture related items	6.6	17.9	40.5
Impairment charges	—	136.5	—
Debt restructuring costs	—	—	6.2
Stock-based compensation	131.6	100.7	76.6
Other costs	46.1	39.9	23.2
Operating income	$647.1	$469.8	$342.0
Adjusted Free Cash Flow
Adjusted free cash flow is calculated as cash flows from operating activities, adjusted for net purchases of current investment securities, capital expenditures, the change in net deposits, changes in borrowings under the BTFP and borrowed federal funds and certain other adjustments which, for the year ended December 31, 2023, reflects an adjustment for contingent consideration paid to sellers in excess of acquisition-date fair value, an adjustment for proceeds received of $76.0 million from the return of a collateral deposit, and an adjustment for proceeds received of $50.0 million on the termination of our interest rate swap agreements. Although non-GAAP adjusted free cash flow is not calculated in accordance with GAAP, WEX believes that adjusted free cash flow is a useful measure for investors to further evaluate our results of operations because (i) adjusted free cash flow indicates the level of cash generated by the operations of the business, which excludes certain non-recurring transactions, after appropriate reinvestment for recurring investments in property, equipment and capitalized software that are required to operate the business; (ii) changes in net deposits occur on a daily basis as a regular part of operations; (iii) borrowings under the BTFP and borrowed federal funds are primarily used as a replacement for brokered deposits as part of our accounts receivable funding strategy; and (iv) purchases of current investment securities are made as a result of deposits gathered operationally. However, because adjusted free cash flow is a non-GAAP measure, it should not be considered as a substitute for, or superior to, operating cash flow as determined in accordance with GAAP. In addition, adjusted free cash flow as used by WEX may not be comparable to similarly titled measures employed by other companies.

Table of Contents	PART II
The following table reconciles GAAP operating cash flow to adjusted free cash flow for the years ended December 31, 2023, 2022 and 2021:

	Year ended December 31,
(in millions)	2023	2022	2021
Operating cash flow, as reported	$907.9	$679.4	$(42.6)
Adjustments to cash flows from operating activities:
Other	(124.5)	—	—
Adjusted for certain investing and financing activities:
Increases in net deposits	593.1	801.6	1,620.3
Increases in borrowings under the BTFP	775.0	—	—
Increases in borrowed federal funds	70.0	—	—
Less: Purchases of current investment securities, net of sales and maturities	(1,561.0)	(585.8)	(956.2)
Less: Capital expenditures	(143.6)	(112.9)	(86.0)
Adjusted free cash flow	$516.9	$782.4	$535.4
Critical Accounting Estimates
The preparation of financial statements in accordance with GAAP requires us to make estimates and judgments about certain items and future events that affect reported amounts of assets and liabilities, revenue and expenses and related disclosure of contingent assets and liabilities at the date of the financial statements. Our significant accounting policies are described in Part II – Item 8 – Note 1, Basis of Presentation and Summary of Significant Accounting Policies. The accounting policies that we believe are most dependent on the application of critical accounting estimates and assumptions, or those that are most important to the portrayal of our financial condition and operating results and require management’s most subjective judgments, are related to the determination of:
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
To the extent calculated expected credit losses are not indicative of future performance, actual loss experience and our results of operations could differ significantly from management’s judgments and expectations, resulting in either higher or lower future provisions for credit losses, as applicable. As of December 31, 2023, we have an estimated reserve for credit losses that is 2.6 percent of the total gross accounts receivable balance as compared to December 31, 2022, when our

Table of Contents	PART II
estimated reserve for credit losses was 3.2 percent of gross accounts receivable. An increase or decrease to the 2023 reserve by 0.5 percent of the total gross accounts receivable balance would increase or decrease the provision for credit losses by $17.6 million.
For additional information on credit losses, see Note 1, Basis of Presentation and Summary of Significant Accounting Policies, to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Contingent Consideration Derivative Liability
In April 2021, we completed the acquisition of certain contractual rights to serve as custodian or sub-custodian to certain HSA assets. In addition to cash consideration paid by WEX upon closing, the purchase agreement also included additional consideration that is contingent upon any future increases in the Federal Funds rate post closing. The contingent payment period began on July 1, 2021 and extends until the earlier of (i) the year ending December 31, 2030, or (ii) the date when the cumulative amount paid as contingent consideration equals $225.0 million. Contingent payments are calculated quarterly and are paid and settled annually.
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
The fair value of our contingent consideration liability is highly sensitive to current and future changes in the Federal Funds rate and increases or decreases in such rate could have a significant effect on our results of operations. However, any changes in the Federal Funds rate will only affect future calculable payments. While the final amount to be paid by WEX through 2030 could change significantly from our estimations, given the $225.0 million payment ceiling, the actual liability cannot exceed our current estimate as of December 31, 2023 by more than $10.0 million. As of December 31, 2023, the fair value of our contingent liability includes $64.5 million of liability related to calendar 2023, no longer subject to estimation and payable during January 2024.
For additional information on the contingent consideration derivative liability, see Part II – Item 8 – Note 18, Fair Value.
Business Combinations and Asset Acquisitions
The accounting for business combinations and asset acquisitions requires estimates and judgment as to expectations for future cash flows of the acquired business or assets, and the allocation of those cash flows to identifiable assets, including intangible assets and goodwill. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions, as well as other information compiled by management, including projected financial information, effective income tax rates, present value discount factors and long-term growth expectations. The determined fair value of intangible assets and the respective useful lives assigned thereto impacts the amount and timing of future amortization expense. Further, a significant difference in the estimated useful life, which is based on the term over which we expect to benefit from the underlying assets, versus the actual period over which we benefit from the assets, could lead to future impairments.
The significance of management’s estimates and assumptions are relative to the size of each individual acquisition. Our estimates are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. For additional information regarding the accounting for our acquisitions, see Note 4, Acquisitions, to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
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

Table of Contents	PART II
WACC increases, fair value decreases because market participants would require a higher rate of return. Therefore, for example, if the current economic environment were to deteriorate, and as a result the WACC were to increase, the fair value of our reporting units would decrease. Additionally, the profitability of individual reporting units may suffer periodically from downturns in customer demand or other economic factors. Individual reporting units may be more greatly impacted than the Company as a whole, given the different market sectors and geographies in which we operate. As a result, demand for the services of one or more of the reporting units could decline, which could adversely affect the key inputs to our estimated fair value of the Company’s reporting units. If actual reporting unit growth rates were to fall short of previous estimates or delays in the timing of future cash flows were to occur, the fair value of a reporting unit could be negatively impacted. The GPCM requires us to identify a population of publicly traded companies with similar operations and key attributes to those of our reporting units (“GPCs”), which involves a certain degree of judgment as no two companies are entirely alike. Various revenue and earnings based multiples from these GPCs are then used in our fair value calculation. In selecting appropriate multiples to apply to each reporting unit, we perform a comparative analysis between the reporting units and GPCs, considering revenue growth, profitability and the size of the reporting unit compared to the GPCs. Significant increases or decreases in these multiples would result in an increase or decrease, respectively, in the fair value of the reporting unit.
Our annual goodwill impairment test performed as of October 1, 2023 identified no impairments. One of our reporting units, for which we took an impairment during 2022, had $95.3 million of goodwill as of December 31, 2023. Future impairment of this reporting unit may occur if financial results or macroeconomic conditions deteriorate versus our current expectations. Our annual goodwill impairment test indicated excesses of estimated fair value over the respective carrying values of our other reporting units ranging from approximately 130 percent to greater than 200 percent. We have performed sensitivity analyses on the key inputs into the fair value calculations and we validate the results of our impairment test through a reconciliation of the fair value of all our reporting units to our overall market capitalization. Unforeseen events, changes in circumstances and market conditions and differences in estimates of future cash flows could adversely affect the fair value of our assets and could result in future impairment charges.
For additional information on the accounting for goodwill and goodwill impairments recorded, see Note 1, Basis of Presentation and Summary of Significant Accounting Policies and Note 9, Goodwill and Other Intangible Assets, to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Income Taxes
Valuation allowance
We record a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized, the determination of which requires significant judgment. In evaluating the ability to recover deferred tax assets, we consider all available positive and negative evidence including past operating results, the existence of cumulative losses in the most recent years, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies. Our valuation allowance at December 31, 2023 decreased to $100.7 million from $131.4 million at December 31, 2022, resulting in deferred tax liabilities, net, of $115.8 million as of December 31, 2023. Changes in the expectations regarding the realization of deferred tax assets and liabilities could materially impact income tax expense in future periods.
For additional information on income taxes, see Note 1, Basis of Presentation and Summary of Significant Accounting Policies, and Note 14, Income Taxes, to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Recently Adopted and New Accounting Standards
See Part II – Item 8 – Note 2, Recent Accounting Pronouncements, for a complete discussion of recently issued accounting standards adopted and not yet adopted.

Table of Contents	PART II
Liquidity and Capital Resources
We fund our business operations primarily via cash on hand, cash generated from operations, the issuance of deposits, and borrowings under our Amended and Restated Credit Agreement. As of December 31, 2023, we had cash and cash equivalents of $975.8 million, including Corporate Cash of $171.9 million, and remaining borrowing availability of $731.2 million under the Revolving Credit Facility along with access to various sources of funds, including uncommitted federal funds lines of credit from other banks.
Our short-term cash requirements consist primarily of funding the working capital needs of our business, payments on maturities of deposits, current principal and interest payments on the credit facilities under our Amended and Restated Credit Agreement, and payments on other short-term debt. Our long-term cash requirements consist primarily of amounts owed under our Amended and Restated Credit Agreement and various facilities lease agreements. For more information on our debt and deposit commitments refer to Part II – Item 8 – Note 16, Financing and Other Debt and Note 11, Deposits, respectively, in this report. For more information on our future lease payments, including our minimum lease payment schedule as of December 31, 2023, refer to Part II – Item 8 – Note 15, Leases.
We believe that our current cash and cash equivalents, cash generating capabilities, financial condition and operations, and access to available funding sources will be adequate to fund our cash needs for the next 12 months and the foreseeable future. The table below includes a more comprehensive list of frequent sources and uses of cash:

Sources of cash	Uses of cash
•Cash generated from operations
•Borrowings and availability on our Amended and Restated Credit Agreement[1]
•Deposits[2]
•Participation debt and borrowed federal funds[3]
•Accounts receivable factoring and securitization arrangements[4]

•Payments on our Amended and Restated Credit Agreement
•Payments on maturities of deposits
•Payments on borrowed federal funds and other short-term borrowings
•Working capital needs of the business
•Capital expenditures
•Purchases of shares of treasury stock
•Merger and acquisition activity

(1)Under our Amended and Restated Credit Agreement, as of December 31, 2023, we had outstanding term loan principal borrowings of $2,246.2 million, borrowings of $662.0 million on the Revolving Credit Facility and letters of credit of $36.8 million drawn against the Revolving Credit Facility. The letters of credit are issued on our behalf in favor of third-party beneficiaries and primarily collateralize Corporate Payments processing activity. Subject to the terms of the Amended and Restated Credit Agreement, these irrevocable letters of credit are secured and are renewed on an annual basis unless the Company chooses not to renew them. The Tranche A Term Loans and Tranche B Term Loans require scheduled quarterly payments through the April 1, 2026 and April 1, 2028 respective maturity dates. See Part II – Item 8 – Note 16, Financing and Other Debt, in this report for more information regarding our applicable interest rates on our Amended and Restated Credit Agreement.
(2)WEX Bank’s regulatory status enables it to raise capital to fund the Company’s working capital requirements by issuing deposits, subject to various regulatory capital requirements administered by the FDIC and the UDFI. WEX Bank accepts its deposits through certain customers as required collateral for credit that has been extended (“customer deposits”) and contractual arrangements for brokered and non-brokered certificate of deposit and money market deposit products. Additionally, WEX Bank holds deposits for the benefit of WEX Inc.’s HSA customers subject to the terms of a deposit agreement. Customer deposits are generally non-interest bearing, certificates of deposit are issued at fixed rates, money market deposits are issued at both fixed and variable rates based on the Federal Funds rate and HSA deposits are issued at rates as defined within the consumer account agreements. Certificates of deposit and certain fixed term money market deposit products have fixed contractual maturities. Money market deposits without fixed terms may be withdrawn by the holder at any time, although the allowed number of transactions may be limited and notification may be required. Customer deposits are released at the termination of the relationship, net of any customer receivable, or upon reevaluation of the customer’s credit in limited instances. HSA funds can be withdrawn by the account holders at any time. We believe that our deposits are paying competitive yields and that the brokered deposit market remains liquid. As of December 31, 2023, we had $4.1 billion in deposits. See Part II – Item 8 – Note 11, Deposits, in this report for more information regarding our deposits.
(3)From time to time, WEX Bank enters into participation agreements with third-party banks to fund customers’ balances that exceed WEX Bank’s lending limit to individual customers. There was $39.1 million borrowed against these participation agreements as of December 31, 2023. WEX Bank also borrows from uncommitted federal funds lines from time to time to supplement the financing of the Company’s accounts receivable. There were $70.0 million in outstanding borrowings under these lines of credit as of December 31, 2023. See Part II – Item 8 – Note 16, Financing and Other Debt, in this report for more information regarding these facilities.
(4)The Company utilizes securitized debt agreements to finance a portion of our receivables, lower our cost of borrowing and more efficiently utilize capital. The Company had $101.9 million of securitized debt under these facilities as of December 31, 2023. See Part II – Item 8 – Note 16, Financing and Other Debt, in this report for more information regarding these facilities. We also utilize off-balance sheet factoring and receivable securitization facilities to sell certain of our accounts receivable to unrelated third-party financial institutions in order to accelerate

Table of Contents	PART II
the collection of the Company’s cash and reduce internal costs. Available capacity is generally dependent on the level of our trade accounts receivable eligible to be sold and the financial institution’s willingness to purchase such receivables. However, the Company is not dependent on them to maintain its liquidity and capital resources. See Part II – Item 8 – Note 16, Financing and Other Debt and Note 13, Off-Balance Sheet Arrangements, in this report for further information about the Company’s securitized debt and off-balance sheet arrangements.
Additional Sources of Cash Available
On March 12, 2023, the Federal Reserve Board announced the BTFP, which provides liquidity to U.S. depository institutions. This program allows bank loans for up to one year in length, collateralized by the par value of qualifying assets, including U.S. treasuries and mortgage-backed securities. Advances will be available until March 11, 2024, or longer if the program is extended. At any time under the BTFP, WEX Bank is able to refinance without penalty in order to obtain the most advantageous rate. WEX Bank has accessed $775.0 million of temporary, low-cost capital under the BTFP as of December 31, 2023, pledging securities with a par value of $775.7 million and market value of $704.1 million as collateral.
On August 11, 2023, the Company repurchased all of its outstanding Convertible Notes for a total purchase price of $370.4 million, inclusive of accrued and unpaid interest from and including July 15, 2023, to, but excluding August 11, 2023. Subsequently, on September 26, 2023, the Company entered into the Third Amendment to Amended and Restated Credit Agreement (the “Third Amendment”), which increased the revolving credit commitments under the Company’s Revolving Credit Facility by $500.0 million. Pursuant to the terms of the Third Amendment, the revolving commitments under our Amended and Restated Credit Agreement were increased, which created capacity sufficient to restore amounts borrowed to repurchase the Convertible Notes and to consummate the Ascensus Acquisition. See Part II – Item 8 – Note 16, Financing and Other Debt and Note 4, Acquisitions, in this report for more information regarding the Convertible Notes repurchase, the Third Amendment and the Ascensus Acquisition.
WEX Bank has the ability to borrow funds from the Federal Reserve Bank Discount Window. Borrowing limits fluctuate based on pledged assets, and as of December 31, 2023, the Company could borrow up to a maximum amount of $151.8 million. WEX Bank had no borrowings outstanding on this line of credit as of December 31, 2023. See Part II – Item 8 – Note 16, Financing and Other Debt, in this report for more information regarding this borrowing arrangement.
Cash Flows
The table below summarizes our cash activities and adjusted free cash flow:

	Year ended December 31,
(in millions)	2023	2022	2021
Net cash provided by (used for):
Operating activities	$907.9	$679.4	$(42.6)
Investing activities	$(2,138.3)	$(716.7)	$(1,601.1)
Financing activities	$1,573.3	$681.3	$1,596.2
Non-GAAP financial measure:
Adjusted free cash flow(1)	$516.9	$782.4	$535.4
(1)The Company’s non-GAAP adjusted free cash flow is calculated as cash generated from operations, less net purchases of current investment securities, capital expenditures, the change in net deposits, changes in borrowings under the BTFP and borrowed federal funds and certain other adjustments. For a reconciliation to net cash provided by operating activities, the most closely comparable GAAP measure, and the reasons why we believe this is an important financial measure, please refer to the section titled Non-GAAP Financial Measures That Supplement GAAP Measures.
Operating Activities
We fund a customer’s entire receivable in the majority of our Mobility and Corporate Payments processing transactions, while the revenue generated by these transactions is only a small percentage of that amount. Consequently, cash flows from operations are impacted significantly by increases or decreases in fuel prices and purchase volumes, driving changes in accounts receivable and accounts payable balances, which directly impact our capital resource requirements.
The majority of the Company’s trade receivables provide for payment terms of 30 days or less and receivables not paid within the terms of the agreement are generally subject to late fees based upon the outstanding receivable balance. The Company also extends revolving credit to certain small fleets. Such accounts are also subject to late fees and interest

Table of Contents	PART II
charges based on a revolving balance. The Company had approximately $133.3 million and $157.8 million of receivables with revolving credit balances as of December 31, 2023 and 2022, respectively.
The receivables portfolio consists of a large group of homogeneous smaller balances across a wide range of industries. No one customer receivable balance represented 10 percent or more of the outstanding receivables balance at December 31, 2023 or December 31, 2022. At December 31, 2023, approximately 98 percent and 99 percent of the outstanding balance of total trade accounts receivable was less than 30 days and 60 days past due, respectively.
•Net cash provided by operating activities for 2023 increased $228.5 million as compared to the prior year, primarily attributable to the favorable impact on working capital resulting from a decrease in fuel prices during 2023 relative to the prior year.
•Net cash provided by operating activities for 2022 increased $722.0 million as compared to the prior year, primarily attributable to a decreased change in accounts receivable, net of a corresponding increased change in accounts payable, as well as higher net income adjusted for non-cash items.
For the year ended December 31, 2023, net cash provided by operating activities includes a $76.0 million receipt from the return of a collateral deposit as well as the $50.0 million receipt of proceeds upon the termination of all of the Company’s outstanding swaps with a collective notional amount of $1.1 billion, which the Company had used to manage the interest rate risk associated with its outstanding variable-interest rate borrowings.
Investing Activities
Investing cash flows generally consist of capital expenditures, cash used for acquisitions and investment of eligible custodial cash assets.
•Net cash used for investing activities for 2023 increased $1,421.6 million as compared to the prior year, primarily resulting from an increase in net purchases of available-for-sale debt securities and cash paid for acquisitions. See Part II – Item 8 – Note 4, Acquisitions, in this report for more information regarding the Ascensus and Payzer acquisitions.
•Net cash used for investing activities for 2022 decreased $884.5 million as compared to the prior year, primarily resulting from a reduction in payments made for acquisitions as well as a reduction in net purchases of available-for-sale debt securities.
Financing Activities
Financing cash flows generally consist of the issuance and repayment of debt, deposits and proceeds from employee exercises of stock options, changes in restricted cash payable and purchases of our common stock. Repurchases of our common stock may vary based on management’s evaluation of market and economic conditions and other factors.
•Net cash provided by financing activities during 2023 increased $892.0 million as compared to the prior year, due primarily to net borrowings under the newly available BTFP and under our Revolving Credit Facility, offset in part by the repurchase of our Convertible Notes.
•Net cash provided by financing activities during 2022 decreased $915.0 million as compared to the prior year, primarily resulting from lower relative deposit issuances and purchases of our common stock.
During 2023 the Company repurchased approximately 1.7 million shares of our common stock subject to an authorized and outstanding share repurchase plan. Cash payments for share repurchases totaled $303.4 million. As of December 31, 2023, there was $213.4 million worth of common stock shares available to be purchased pursuant to the repurchase plan authorization. For information regarding an increase to such share repurchase plan authorization made during 2024, see Part II – Item 8 – Note 28, Subsequent Events.
Adjusted Free Cash Flow
The definition of adjusted free cash flow, and the reasons why we believe it to be an important financial measure, can be found in the section titled Non-GAAP Financial Measures That Supplement GAAP Measures.
•Adjusted free cash flow decreased $265.5 million during 2023 from 2022 reflecting an increase in net purchases of available-for-sale debt securities, partially offset by borrowings under the BTFP and increasing cash inflows from operating activities.
•Adjusted free cash flow increased $246.9 million during 2022 from 2021 reflecting a significant increase in operating cash flows and decrease in purchases of current investment securities, offset in part by the reduction in cash provided by net deposits as compared to the prior year.

Table of Contents	PART II
Undistributed Earnings
Undistributed earnings of certain foreign subsidiaries of the Company amounted to $231.6 million at December 31, 2023. The Company continues to maintain its indefinite reinvestment assertion for its investments in foreign subsidiaries except for any historical undistributed earnings and future earnings for WEX Australia. Upon distribution of the foreign subsidiaries’ earnings in which the Company continues to assert indefinite reinvestment, which approximates $203.5 million at December 31, 2023, the Company would be subject to withholding taxes payable to foreign countries, where applicable, but would generally have no further federal income tax liability.
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
The Amended and Restated Credit Agreement also requires, solely for the benefit of the lenders of the Tranche A Term Loan and lenders under the Revolving Credit Facility, that the Company maintain at the end of each fiscal quarter the following financial ratios:
•a consolidated interest coverage ratio (as defined in the Amended and Restated Credit Agreement) of no less than 3.00 to 1.00; and
•a consolidated leverage ratio (as defined in the Amended and Restated Credit Agreement) of no more than 4.75 to 1.00 as of December 31, 2023 and thereafter.
We were in compliance with these covenants and restrictions at December 31, 2023.
Commitments and Contingencies
Commitments to Extend Credit
We have entered into commitments to extend credit in the ordinary course of business. We had approximately $9.4 billion of unused commitments to extend credit at December 31, 2023, as part of established customer agreements, which are off-balance sheet arrangements. These amounts may increase or decrease during 2024 as we increase or decrease credit to customers, subject to appropriate credit reviews, as part of our lending product agreements. Many of these commitments are not expected to be utilized. We can adjust most of our customers’ credit lines at our discretion at any time. Therefore, we do not believe total unused credit available to customers and customers of strategic relationships represents future cash requirements. We believe that we can adequately fund actual cash requirements related to these credit commitments through the sources of cash described above.
Deferred Payments on Acquisition
We have deferred cash payments and additional consideration owed pursuant to previously completed acquisitions. In association with the March 2022 acquisition of SBI’s remaining interest in PO Holding, the Company owes SBI a purchase price of $234.0 million, payable in the amount of $76.7 million in each of March 2024 and 2025 and $80.6 million in March 2026, along with interest payable in accordance with the terms of the purchase agreement. For additional information with respect to interest owed on these deferred payments, see Part II – Item 8 – Note 4, Acquisitions. In addition, the Company is required to make a cash payment to Bell Bank of $12.5 million in January 2024 in association with the April 2021 acquisition of certain contractual rights to serve as custodian or sub-custodian to over $3 billion of HSAs. The asset purchase agreement with Bell Bank also includes the potential for additional consideration payable annually by WEX that is calculated on a quarterly basis and is contingent, and based, upon any future changes in the Federal Funds rate. The

Table of Contents	PART II
contingent payment period extends through the earlier of December 31, 2030, or the date when the cumulative amount paid as contingent consideration equals $225.0 million. Through December 31, 2023, $93.2 million of consideration has been incurred, $64.5 million of which is unpaid as of December 31, 2023 and is payable during the first quarter of 2024. Assuming no further changes to the Federal Funds rate as of December 31, 2023, however, the Company expects that it will incur the full $225.0 million in contingent consideration, the remainder of which is payable over the next two years in average annual increments of approximately $66 million based on the Federal Funds rate in effect as of December 31, 2023.
Other Contractual Commitments
We have purchase obligations that include agreements and purchase orders to acquire goods or services that are contractually enforceable and that specify all significant terms, including fixed or minimum quantities, pricing, and approximate timing of purchases. As of December 31, 2023, we had approximately $27.4 million in material cash requirements under purchase obligations due in 2024. Our material cash requirements under purchase obligations due beyond 2024 are approximately $26.7 million. These purchase obligations do not include amounts recorded on our consolidated balance sheet as of December 31, 2023. The expected timing of payments of our purchase obligations is estimated based on current information. Timing of payments and actual amounts paid may be different, depending on the time of receipt of goods or services, or changes to agreed-upon amounts for some obligations.
Under existing contractual arrangements, the Company is required to purchase a minimum amount of fuel from certain fuel suppliers on an annual basis. Upon failing to meet these minimum commitments, a penalty is assessed as defined under the contracts. If the Company were not to purchase any fuel under these commitments after December 31, 2023, it would pay penalties of approximately $4.3 million during 2024 and approximately $14.5 million after 2024. See Part II – Item 8 – Note 20, Commitments and Contingencies, for more information.
In addition to these contractual commitments, the Company has unfunded commitments to provide loans of up to $11.3 million under a nonprofit community development program and to invest up to $10.0 million in certain limited partnership funds under subscription and limited partnership agreements. For more information on these unfunded commitments as of December 31, 2023 and the term over which funding can be expected, see Part II – Item 8 – Note 20, Commitments and Contingencies.
Regulatory Matters
A consent order issued by the FDIC and the UDFI on May 6, 2022 (the “2022 Order”), which required WEX Bank to strengthen its Bank Secrecy Act/anti-money laundering compliance program and to address related matters, including with respect to controls was terminated by the UDFI and the FDIC on November 8, 2023 and November 21, 2023, respectively, after we adequately satisfied the requirements of the 2022 Order.
WEX Bank is also subject to a consent order issued by the FDIC on September 20, 2023 (the “2023 Order”), which requires WEX Bank to make certain improvements, which include corrections of certain issues identified in the 2023 Order and general enhancements to WEX Bank’s compliance management program. Customer impact and any resulting harm from the violations detailed in the 2023 Order have been identified and steps have been taken to remediate any such impact and harm. The terms of the 2023 Order will remain in effect and be enforceable until they are modified, terminated, suspended or set aside by the FDIC. Neither the matters identified in the 2022 Order nor the 2023 Order have had nor are expected to have a material effect on WEX Bank’s operations or the Company’s results of operations, financial condition or cash flows.

Table of Contents	PART II
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk, including changes to interest rates, foreign currency exchange rates and commodity prices. From time to time, the Company enters into derivative instrument arrangements to manage these risks.
Commodity Price Risk
Customers and fuel retailer partners in our Mobility segment primarily purchase or sell fuel. Accordingly, a significant part of our overall revenue is derived from fuel purchases, making our revenues in this segment subject to historically volatile fuel prices. As of December 31, 2023, the Company is not hedged for changes in fuel prices, though Management continually monitors the market and our alternatives to hedge these fluctuations. We estimate that each one cent decline in average domestic fuel prices below our assumed average U.S. retail fuel price per gallon during 2024 would result in a $2.0 million decline in 2024 revenue.
Foreign Currency Risk
Our exposure to foreign currency fluctuation is due to our financial statements being presented in U.S. dollars and our foreign subsidiaries transacting in currencies other than the U.S. dollar, which results in gains and losses that are reflected in our consolidated statements of operations. The majority of the Company’s foreign exchange exposure is related to the U.S. Dollar versus the Euro, Australian dollar, Canadian dollar and British pound sterling. Our results of operations can be materially affected depending on the volatility and magnitude of foreign exchange rate changes. If all currencies in which we earned revenue had weakened or strengthened by 10 percent against the U.S. dollar, the Company’s 2023 revenues and operating income would each have correspondingly decreased or increased by approximately 2 percent or less. We currently do not utilize hedging instruments to mitigate these risks. However, growth in our international operations increases this exposure and we may initiate strategies to hedge certain foreign currency risks in the future.
Interest Rate Risk
In the ordinary course of our operations, we have interest rate risk from the possibility that changes in interest rates will impact our operating and debt costs, however, the income earned on HSA custodial cash balances, allows us to help offset that risk.
Interest-Earning Assets
WEX Inc. and WEX Bank provide custodial and depository services, respectively, with respect to HSAs. As a non-bank custodian, WEX Inc. contracts with our depository partners, which currently include WEX Bank, to hold custodial cash assets on behalf of individual account holders. Income earned on HSA assets is impacted by fluctuations in the prevailing interest rate environment. A sustained decline in prevailing interest rates may negatively affect our business by reducing the yield earned on HSA assets. Conversely, a sustained increase in prevailing interest rates can increase the yield on HSA assets. However, we may be required to increase the interest retained by account holders or fees paid to our partners in a rising prevailing interest rate environment, though caps exist within most of our current partner contracts. Changes in prevailing interest rates are driven by macroeconomic trends and government policies over which we have no control.
The HSA funds over which WEX Inc. serves as custodian that are deposited with, managed and invested by WEX Bank are generally invested in fixed income securities. We attempt to limit our exposure to credit risk by establishing strict investment policies as to minimum investment ratings, diversification of our portfolio and setting risk tolerance levels. As of December 31, 2023, we had $3.0 billion invested in current available-for-sale debt securities at fair value. The weighted-average coupon rate on these securities was 4.1 percent as of December 31, 2023. Assuming a hypothetical increase in interest rates of 25 basis points, the resulting potential decrease in fair value of our portfolio of securities as of December 31, 2023 would be less than 2 percent. Conversely, a corresponding decrease in interest rates would result in a comparable increase in fair value.

Table of Contents	PART II
Interest-Bearing Liabilities
From time to time, the Company is party to interest rate swap contracts to manage interest rate risk and economically hedge the applicable reference rate component of future interest payments associated with outstanding variable-interest rate borrowings under the Company’s Amended and Restated Credit Agreement. We periodically review the projected borrowings under our Amended and Restated Credit Agreement and the current interest rate environment in order to ascertain whether interest rate swaps should be used to reduce our exposure to interest rate volatility. On December 12, 2023, the Company unwound and terminated all of its outstanding swap agreements. See Part II – Item 8 – Note 12, Derivative Instruments, for more information.
At December 31, 2023, the Company had approximately $1.1 billion of outstanding deposits that were used to fund working capital needs in our Mobility and Corporate Payment businesses where we fund a customer’s entire receivable in the majority of our processing transactions. The deposits are generally short-term in nature, though certain certificates of deposit and fixed term money market deposits are issued in up to five-year maturities. Upon maturity, the deposits may be replaced by issuing new deposits to the extent they are needed. See Part II – Item 8 – Note 11, Deposits, for more information.
The Company has deferred payments on acquisition of $234.0 million, plus any interest accruing pursuant to the terms of the Share Purchase Agreement, related to the purchase of SBI’s remaining 4.53 percent interest in PO Holding. Such interest is benchmarked to the 12-month SOFR, determined at future dates, plus a stated interest rate spread. See Part II – Item 8 – Note 4, Acquisitions for more information.
The following table presents the effect of a 1 percent hypothetical increase or decrease in interest rates on our corporate debt, deposits and deferred acquisition liabilities, assuming that borrowings and deferred acquisition liabilities outstanding and contractual deposit maturities in place as of December 31, 2023 remain the same during 2024. Actual results may differ from estimates due to actual fluctuations in interest rates, debt levels, and our deposit portfolios during the year.

(in millions)	Estimated Impact on Interest Expense
Amended and Restated Credit Agreement	$28.8
Contractual deposits(1)	$4.4
Money market deposits	$2.3
Deferred acquisition liabilities	$1.3
Short term debt(2)	$2.1
(1)For purposes of this table, we have assumed that contractual deposits with maturity dates during 2024, which include certificates of deposit and certain money market deposits that have a fixed maturity and/or interest rate, would be replaced at the same principal amount, but with an interest rate one percent higher than the rate in effect at maturity.
(2)    Includes impacts from applicable participation debt, securitized debt and borrowed federal funds (excluding borrowings from the BTFP as they are at fixed rates through December 2024).
We have excluded HSA deposits from the table above as consumer interest rates paid thereon are based on stated rates per the account agreements and are not significantly impacted by changes in market interest rates. As of December 31, 2023, consumer interest rates payable on HSA deposits ranged from 0.05 percent to 0.40 percent while the average rate payable during 2023 and 2022 was 0.11 percent and 0.04 percent, respectively. Accordingly, it is unlikely that the interest rate could change by 1 percent over the next twelve months.

Table of Contents	PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Table of Contents	PART II
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of WEX Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of WEX Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.
Revenue — Refer to Notes 1 and 3 to the financial statements
Critical Audit Matter Description
The Company’s revenue is comprised primarily of transaction-based fees made up of a significant volume of low-dollar transactions, sourced from multiple systems, databases, and other tools. The processing and recording of revenue is highly automated and is based on contractual terms with merchants, customers and other parties. Because of the nature of the Company’s transaction-based fees, the Company uses automated systems to process and record its revenue transactions.
Given the Company’s systems to process and record revenue are highly automated, auditing revenue is complex and challenging due to the extent of audit effort required and involvement of professionals with expertise in information technology (IT) necessary to identify, test, and evaluate the Company’s systems, software applications, and automated controls.

Table of Contents	PART II
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Company’s systems to process revenue transactions included the following procedures, among others:
•With the assistance of our IT specialists, we:
-    Identified the significant systems used to process revenue transactions and tested the effectiveness of general IT controls over each of these systems, including testing of user access controls, change management controls, and IT operations controls.
-    Performed testing of the effectiveness of system interface controls and automated controls within the relevant revenue streams, as well as the controls designed to ensure the accuracy and completeness of revenue.
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
/s/ Deloitte & Touche LLP
Boston, Massachusetts
February 23, 2024
We have served as the Company's auditor since 2003.

Table of Contents	PART II
WEX Inc. Consolidated Statements of Operations
(in millions, except per share data)

	Year ended December 31,
	2023	2022	2021
Revenues
Payment processing revenue	$1,213.7	$1,155.9	$859.0
Account servicing revenue	646.4	569.3	526.9
Finance fee revenue	314.2	360.5	255.3
Other revenue	373.7	264.9	209.4
Total revenues	2,548.0	2,350.5	1,850.5
Cost of services
Processing costs	621.6	558.9	482.9
Service fees	73.3	65.2	52.8
Provision for credit losses	89.8	179.9	45.1
Operating interest	84.2	20.6	9.2
Depreciation and amortization	104.4	105.9	112.2
Total cost of services	973.3	930.5	702.1
General and administrative	428.0	343.9	326.9
Sales and marketing	327.8	311.8	319.1
Depreciation and amortization	171.8	158.0	160.5
Impairment charges	—	136.5	—
Operating income	647.1	469.8	342.0
Financing interest expense, net of financial instruments	(204.6)	(47.5)	(89.2)
Net foreign currency gain (loss)	4.9	(22.7)	(12.3)
Change in fair value of contingent consideration	(8.5)	(139.1)	(40.1)
Loss on extinguishment of Convertible Notes	(70.1)	—	—
Other income	—	—	3.6
Income before income taxes	368.8	260.5	203.9
Income tax provision	102.2	93.1	67.8
Net income	266.6	167.5	136.1
Less: Net income from non-controlling interests	—	0.3	0.8
Net income attributable to WEX Inc.	266.6	167.2	135.3
Change in value of redeemable non-controlling interest	—	34.2	(135.2)
Net income attributable to shareholders	$266.6	$201.4	$0.1

Net income attributable to shareholders per share:
Basic	$6.23	$4.54	$—
Diluted	$6.16	$4.50	$—
Weighted average common shares outstanding:
Basic	42.8	44.4	44.7
Diluted	43.3	44.7	45.3
See notes to consolidated financial statements.

Table of Contents	PART II
WEX Inc. Consolidated Statements of Comprehensive Income (Loss)
(in millions)

	Year ended December 31,
	2023	2022	2021
Net income	$266.6	$167.5	$136.1

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available-for-sale debt securities	61.5	(135.4)	(6.1)
Foreign currency translation adjustments	15.6	(48.4)	(31.5)
Other comprehensive income (loss), net of tax	77.1	(183.8)	(37.6)

Comprehensive income (loss)	343.7	(16.3)	98.5
Less: Comprehensive income attributable to non-controlling interest	—	0.3	0.5
Comprehensive income (loss) attributable to WEX Inc.	$343.7	$(16.6)	$98.0
See notes to consolidated financial statements.

Table of Contents	PART II
WEX INC. CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	December 31,
	2023	2022
Assets
Cash and cash equivalents	$975.8	$922.0
Restricted cash	1,254.2	937.8
Accounts receivable, net	3,428.5	3,275.7
Investment securities	3,022.1	1,395.3
Securitized accounts receivable, restricted	129.4	143.2
Prepaid expenses and other current assets	125.3	143.3
Total current assets	8,935.3	6,817.1
Property, equipment and capitalized software	242.9	202.2
Goodwill	3,015.7	2,728.9
Other intangible assets	1,458.7	1,473.6
Investment securities	66.8	48.0
Deferred income taxes, net	13.7	13.4
Other assets	149.0	246.0
Total assets	$13,882.1	$11,529.2
Liabilities and Stockholders’ Equity
Accounts payable	$1,479.1	$1,365.8
Accrued expenses and other current liabilities	802.7	643.9
Restricted cash payable	1,253.5	937.1
Short-term deposits	3,942.8	3,144.6
Short-term debt, net	1,041.1	202.6
Total current liabilities	8,519.2	6,294.1
Long-term debt, net	2,827.5	2,522.2
Long-term deposits	129.8	334.2
Deferred income taxes, net	129.5	142.2
Other liabilities	455.5	587.1
Total liabilities	12,061.5	9,879.7
Commitments and contingencies (Note 20)
Stockholders’ Equity
Common stock $0.01 par value; 175.0 shares authorized; 49.9 shares issued in 2023 and 49.6 in 2022; 41.9 shares outstanding in 2023 and 43.2 in 2022	0.5	0.5
Additional paid-in capital	1,053.0	928.0
Retained earnings	1,757.1	1,490.5
Accumulated other comprehensive loss	(229.2)	(306.3)
Treasury stock at cost; 8.0 and 6.3 shares in 2023 and 2022, respectively	(760.8)	(463.2)
Total stockholders’ equity	1,820.6	1,649.5
Total liabilities and stockholders’ equity	$13,882.1	$11,529.2
See notes to consolidated financial statements.

Table of Contents	PART II
WEX INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

	Common Stock Issued		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2021	48.6	$0.5	$830.7	$1,289.0	$(82.9)	$(172.3)	$13.0	$1,877.9
Stock issued under share-based compensation plans	0.6	—	44.2	—	—	—	—	44.2
Share repurchases for tax withholdings	—	—	(23.5)	—	—	—	—	(23.5)
Stock-based compensation expense	—	—	74.8	—	—	—	—	74.8
Acquisition of non-controlling interest, net of $0.5 million in acquisition costs (Note 4)	—	—	(82.2)	—	(2.3)	—	(13.1)	(97.6)
Unrealized loss on available-for-sale debt securities	—	—	—	—	(6.1)	—	—	(6.1)
Change in value of redeemable non-controlling interest	—	—	—	(135.2)	—	—	—	(135.2)
Foreign currency translation	—	—	—	—	(31.2)	—	(0.3)	(31.5)
Net income	—	—	—	135.3	—	—	0.4	135.7
Balance at December 31, 2021	49.3	$0.5	$844.1	$1,289.1	$(122.5)	$(172.3)	$—	$1,838.8
Stock issued under share-based compensation plans	0.3	—	4.9	—	—	—	—	4.9
Share repurchases for tax withholdings	—	—	(18.9)	—	—	—	—	(18.9)
Purchase of shares of treasury stock	—	—	—	—	—	(290.8)	—	(290.8)
Stock-based compensation expense	—	—	97.9	—	—	—	—	97.9
Unrealized loss on available-for-sale debt securities	—	—	—	—	(135.4)	—	—	(135.4)
Change in value of redeemable non-controlling interest	—	—	—	34.2	—	—	—	34.2
Foreign currency translation	—	—	—	—	(48.4)	—	—	(48.4)
Net income	—	—	—	167.2	—	—	—	167.2
Balance at December 31, 2022	49.6	$0.5	$928.0	$1,490.5	$(306.3)	$(463.2)	$—	$1,649.5
Stock issued under share-based compensation plans	0.3	—	16.1	—	—	—	—	16.1
Share repurchases for tax withholdings	—	—	(18.1)	—	—	—	—	(18.1)
Purchase of shares of treasury stock	—	—	—	—	—	(297.6)	—	(297.6)
Stock-based compensation expense	—	—	127.0	—	—	—	—	127.0
Unrealized gain on available-for-sale debt securities	—	—	—	—	61.5	—	—	61.5
Foreign currency translation	—	—	—	—	15.6	—	—	15.6
Net income	—	—	—	266.6	—	—	—	266.6
Balance at December 31, 2023	49.9	$0.5	$1,053.0	$1,757.1	$(229.2)	$(760.8)	$—	$1,820.6
See notes to consolidated financial statements.

Table of Contents	PART II
WEX INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net income	$266.6	$167.5	$136.1
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Change in fair value of contingent consideration	8.5	139.1	40.1
Stock-based compensation	127.0	97.9	74.8
Depreciation and amortization	276.2	263.9	272.6
Debt restructuring and debt issuance cost amortization and accretion expense	18.7	17.2	15.5
Deferred tax (benefit) provision	(21.3)	(60.2)	12.9
Provision for credit losses	89.8	179.9	45.1
Impairment charges	—	136.5	—
Loss on extinguishment of Convertible Notes	70.1	—	—
Unrealized loss (gain) on interest rate swaps	80.8	(86.4)	(40.0)
Other non-cash adjustments	(3.1)	19.6	12.2
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable and securitized accounts receivable	(195.1)	(602.7)	(959.1)
Prepaid expenses and other current and other long-term assets	44.3	(29.4)	29.8
Accounts payable	115.4	348.7	253.0
Accrued expenses and other current and long-term liabilities	38.2	79.3	60.2
Income taxes	(8.2)	8.6	4.1
Net cash provided by (used for) operating activities	907.9	679.4	(42.6)
Cash flows from investing activities
Purchases of property, equipment and capitalized software	(143.6)	(112.9)	(86.0)
Cash proceeds from sale, redemption or distribution of other investments	4.1	—	3.1
Purchases of equity securities and other investments	(17.8)	(2.9)	(0.3)
Purchases of available-for-sale debt securities	(1,768.1)	(658.4)	(994.0)
Sales and maturities of available-for-sale debt securities	193.6	60.9	35.0
Acquisition of intangible assets	(4.5)	(3.3)	—
Acquisitions, net of cash and restricted cash acquired	(402.0)	—	(558.8)
Net cash used for investing activities	(2,138.3)	(716.7)	(1,601.1)
Cash flows from financing activities
Repurchase of share-based awards to satisfy tax withholdings	(18.1)	(18.9)	(23.5)
Purchase of treasury shares	(303.4)	(282.8)	—
Proceeds from stock option exercises	16.1	5.0	44.2
Net change in restricted cash payable	276.2	305.4	193.0
Net change in deposits	593.1	801.6	1,620.3
Net activity on other short-term debt	58.9	54.1	2.2
Borrowings on revolving credit facility	3,449.3	2,388.5	1,647.0
Repayments on revolving credit facility	(2,787.3)	(2,508.3)	(1,527.2)
Borrowings on term loans	—	—	112.8
Repayments on term loans	(63.3)	(63.3)	(63.7)
Borrowings on BTFP	5,975.0	—	—
Repayments on BTFP	(5,200.0)	—	—
Repurchase of Convertible Notes	(368.9)	—	—
Redemption of Notes	—	—	(400.0)
Payments of deferred and contingent consideration	(52.2)	—	—
Debt issuance costs	(2.1)	—	(8.9)
Net cash provided by financing activities	1,573.3	681.3	1,596.2
Effect of exchange rates on cash, cash equivalents and restricted cash	27.4	(41.1)	(25.4)
Net change in cash, cash equivalents and restricted cash	370.3	602.9	(72.8)
Cash, cash equivalents and restricted cash, beginning of year(a)	1,859.7	1,256.8	1,329.7
Cash, cash equivalents and restricted cash, end of year(a)	$2,230.0	$1,859.7	$1,256.8

Table of Contents	PART II

Supplemental cash flow information	2023	2022	2021
Interest paid(1)	$247.9	$129.4	$132.2
Income taxes paid	130.3	142.8	50.6
Supplemental disclosure of non-cash investing and financing activities
Capital expenditures incurred but not paid	$9.6	$8.1	$5.1
Initial deferred liability from acquisition of remaining interest in PO Holding	—	216.6	—
Purchase of treasury shares, unsettled as of period-end	—	8.1	—
Non-cash contribution from non-controlling interest	—	—	12.5
Deferred cash consideration as part of asset acquisition	—	—	47.4
Contingent/deferred consideration resulting from a business combination or asset acquisition	8.6	—	27.2
(1)    The 2023 amount reported excludes the impact from $50.0 million of proceeds received on termination of our interest rate swap agreements.
(a)The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within our consolidated balance sheets to amounts within our consolidated statements of cash flows for the years ended December 31, 2023, 2022, and 2021:

	December 31,
	2023	2022	2021
Cash and cash equivalents at beginning of year	$922.0	$588.9	$852.0
Restricted cash at beginning of year	937.8	667.9	477.6
Cash, cash equivalents and restricted cash at beginning of year	$1,859.7	$1,256.8	$1,329.7

Cash and cash equivalents at end of year	$975.8	$922.0	$588.9
Restricted cash at end of year	1,254.2	937.8	667.9
Cash, cash equivalents and restricted cash at end of year	$2,230.0	$1,859.7	$1,256.8
See notes to consolidated financial statements.

WEX INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Summary of Significant Accounting Policies
Business Description
WEX Inc. (“Company”, “we” or “our”) is the global commerce platform that simplifies the business of running a business. In connection with a rebranding initiative, during the first quarter of 2023 the Company renamed its existing reportable segments. The Fleet Solutions segment was renamed to Mobility, the Travel and Corporate Solutions segment was renamed to Corporate Payments, and the Health and Employee Benefits Solutions segment was renamed to Benefits. These notes to the consolidated financial statements reflect these changes. There were no changes to the composition of our reportable segments, which are described in more detail in Note 24, Segment Information.
Basis of Presentation and Use of Estimates and Assumptions
The accompanying consolidated financial statements for the years ended December 31, 2023, 2022, and 2021, include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
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
The Company rounds amounts in the consolidated financial statements to millions within tables and text (unless otherwise specified), and calculates all percentages and per-share data from underlying whole-dollar amounts. Thus, certain amounts may not foot, crossfoot, or recalculate based on reported numbers due to rounding.
Change in Reporting Presentation
Historically, realized gains and losses from periodic settlements on our interest rate swap contracts have been included within financing interest expense, while the quarterly unrealized gains and losses from the noncash mark-to-market of our swaps have been separately presented on the face of the consolidated statement of operations. During the fourth quarter of 2023, the Company made a voluntary change in accounting presentation to reflect the unrealized gains and losses from changes in the value of our swaps within financing interest expense, net of financial instruments. Prior period amounts have been reclassified to conform to the current year presentation.
For the year ended December 31, 2023, the Company has aggregated and reflected certain non-cash gains and losses within one line, and separately presented unrealized gains and losses on interest rate swaps within cash flows from operating activities on the consolidated statement of cash flows. Prior period amounts have been reclassified to conform to the current year presentation.
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

Table of Contents	PART II
WEX INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
Accounts Receivable, Net of Allowances
Accounts receivable consists of billed and unbilled amounts due from customers across a wide range of industries and other third parties. The Company often extends short-term credit to cardholders and pays the merchant or payment network, as applicable, for the purchase price, less the fees it retains and records as revenue. The Company subsequently collects the total purchase price from the cardholder. In general, the Company’s trade receivables provide for payment terms of 30 days or less. Receivables not paid in full by payment due dates, as stated within the terms of the agreement, are generally considered past due and subject to late fees and interest based upon the outstanding receivables balance. The Company discontinues late fee and interest income accruals on outstanding receivables once customers are 90 and 120 days past the invoice due date, respectively. Payments received subsequent to discontinuing late fee and interest income accruals are first applied to outstanding late fees and interest, and the Company resumes accruing interest and late fee income as earned on future receivables balances. Receivables are generally written off when they are 180 days past invoice origination date or upon declaration of bankruptcy of the customer, subject to local regulatory restrictions.
The Company extends revolving credit to certain small fleets. These accounts are also subject to late fees and balances that are not paid in full are subject to interest charges based on the revolving balance. The Company had approximately $133.3 million and $157.8 million in receivables with revolving credit balances as of December 31, 2023 and 2022, respectively.
ALLOWANCE FOR ACCOUNTS RECEIVABLE
The allowance for accounts receivable reflects management’s current estimate of uncollectible balances on its accounts receivable and consists primarily of reserves for credit losses. The reserve for credit losses reduces the Company’s accounts receivable balances, as reported in the consolidated financial statements, to the net realizable value. The reserve for expected credit losses includes both a quantitative and qualitative reserve component. The quantitative component is primarily calculated using an analytic model, which includes the consideration of historical loss experience and past events to calculate loss-rates at the portfolio level. It also includes reserves against specific customer account balances determined to be at risk for non-collection based on customer information including delinquency, changes in payment patterns and other information. The qualitative component is determined through analyzing recent trends in economic indicators and other current and forecasted information to determine whether loss-rates are expected to change significantly in comparison to historical loss-rates at the portfolio level. When such indicators are forecasted to deviate from the current or historical median, the Company qualitatively assesses what impact, if any, the trends are expected to have on the reserve for credit losses. Economic indicators include consumer price indices, business bankruptcy trends, consumer spending and housing starts, among others. See Note 6, Allowance for Accounts Receivable for changes in the accounts receivable allowances by portfolio segment during the years ended December 31, 2023 and 2022 as a result of these assessments.
Accounts receivable are evaluated for credit losses on a pooling basis based on similar risk characteristics including industry of the borrower, historical or expected credit loss patterns, risk ratings or classification, and geographic location. As a result of this evaluation, our portfolio segments consist of the following:
•Mobility - The majority of the customer base consists of companies within the transportation, logistics and fleet industries. The associated credit losses by customer are generally low, however, the Mobility segment has historically comprised the majority of the Company’s provision for credit loss. Credit losses generally correlate with changes in consumer price indices and other indices that measure trends and volatility including the Institute of Supply Management Manufacturing Purchasing Managers Index and Business Sentiment Index.
•Corporate Payments - The customer base is comprised of businesses operating in multiple industries including large OTAs. With the exception of the eNett and WEX Payments portfolios, which have minimal credit risk due to their respective business models and collection terms, the associated credit losses are sporadic and closely correlate with trends in consumer metrics, including consumer spending and the consumer price index.

Table of Contents	PART II
WEX INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
•Benefits - The customer base includes third-party administrators, individual employers and employees. The associated credit losses are generally low.
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
Investment Securities
Investment securities held by the Company consist primarily of (i) HSA assets managed and invested by WEX Bank, which are reflected within current assets on our consolidated balance sheets and (ii) securities purchased and held by WEX Bank primarily in order to meet the requirements of the Community Reinvestment Act, which are reflected within non-current assets on our consolidated balance sheets. Investment securities consist primarily of available-for-sale debt securities, including U.S. treasury notes and bonds, corporate debt securities and asset or mortgage-backed securities, and equity securities with readily determinable fair values. Available-for-sale debt securities and equity securities with a readily determinable fair value are reflected in the consolidated balance sheets at fair value and are classified as current or long-term based on Management’s determination of whether such securities are available for use in current operations, regardless of the securities’ stated maturity dates. The cost basis of investment securities is based on the specific identification method. Purchases and sales of securities are recorded on a trade date basis. Accrued interest on investment securities is recorded within prepaid expenses and other current assets on the consolidated balance sheets. As of December 31, 2023 and 2022, accrued interest on investment securities was $24.7 million and $9.3 million, respectively.
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
Other Investments
From time-to-time the Company makes minority equity or other investments in early-stage companies for which there is no readily determinable fair value and over which we do not exert significant influence. Due to the lack of a readily

Table of Contents	PART II
WEX INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
determinable fair value, these investments are measured at cost less any impairment until a specific remeasurement event occurs. The investments are recorded within other assets on our consolidated balance sheets. At December 31, 2023 and 2022, we had $7.5 million and $2.5 million, respectively, of such investments.
Other investments additionally consist of Federal Home Loan Bank (“FHLB”) stock. Members of the FHLB are required to own a certain amount of membership stock, based on the member’s total assets, and activity stock, based on outstanding borrowings with the FHLB. There is no secondary market for this stock as it is issued and repurchased at par by the FHLB and is generally restricted as to redemption. It is not practicable to determine the fair value of this stock and accordingly, at December 31, 2023, the Company carries the stock at cost of $4.2 million, recorded within other assets on the consolidated balance sheets.
Derivatives
From time to time, the Company utilizes derivative instruments as part of its overall strategy, including to reduce the impact of interest rate volatility. In addition, we have a contingent consideration derivative liability associated with our asset acquisition from Bell Bank. The Company’s derivative instruments are recorded at fair value on the consolidated balance sheets. Gains and losses on interest rate swap derivatives are recognized in financing interest expense, net of financial instruments. The change in the estimated fair value of the contingent consideration liability is recognized separately on the consolidated statement of operations. For the purposes of cash flow presentation, realized gains or losses on interest rate swaps are included within cash flows from operating activities. Cash payments for contingent consideration are included within cash flows from financing activities, up to the initial liability balance at acquisition. Any contingent consideration paid in excess of the initial liability balance is included within cash flows from operating activities.
Leases
The Company’s real estate leases are accounted for using a right-of-use model, which recognizes that at the date of commencement, a lessee has a financial obligation to make lease payments to the lessor for the right to use the underlying asset during the lease term and recognizes a corresponding right-of-use asset related to this right. Some of our leases include options to extend the term of the lease. When it is reasonably certain that we will exercise the option, we include the impact of the option in the lease term for purposes of determining future lease payments. The Company made an accounting policy election to not recognize assets or liabilities for leases with a term of less than twelve months and to account for all components in a lease arrangement as a single combined lease component. Short-term lease payments are generally recognized on a straight-line basis. Certain of our lease agreements include variable rent payments, consisting primarily of rental payments adjusted periodically for inflation and amounts paid to the lessor based on cost or consumption, such as maintenance and utilities. These costs are recognized in the period in which the obligation is incurred. As the Company’s leases do not specify an implicit rate, the Company uses an incremental borrowing rate based on information available at the lease commencement date to determine the present value of the lease payments.
Property, Equipment and Capitalized Software
Property, equipment and capitalized software are stated at cost, net of accumulated depreciation and amortization. Replacements, renewals and improvements are capitalized and costs for repair and maintenance are expensed as incurred. Leasehold improvements are depreciated using the straight-line method over the shorter of the remaining lease term or the useful life of the improvement. Depreciation and amortization for all other property, equipment and capitalized software is primarily computed using the straight-line method over the estimated useful lives shown below as of December 31, 2023.

Estimated Useful Lives
Furniture, fixtures and equipment	3 to 5 years
Computer software, including internal use computer software	3 years
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

Table of Contents	PART II
WEX INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ceases when the software is ready for its intended use. Costs related to maintenance of internal-use software are expensed as incurred.
Below are the amounts of internal-use computer software capitalized within property, equipment and capitalized software and the related amortization expense incurred on all internal-use computer software during the years ended December 31:

(in millions)	2023	2022	2021
Gross amounts capitalized for internal-use computer software (including construction-in-process)	$136.4	$107.7	$77.8
Amounts expensed for amortization of internal-use computer software	$78.7	$78.0	$74.2
Cloud Computing Arrangements
The Company capitalizes implementation costs in cloud computing arrangements, including development costs on third-party technology platforms. Such amounts are amortized to the consolidated statements of operations, when ready for intended use, over the lesser of the term of the hosting arrangement or the useful life of the underlying software.
The Company had the following costs capitalized with respect to cloud computing arrangements on the consolidated balance sheets as of December 31:

(in millions)	2023	2022
Gross cloud computing costs (inclusive of in-process amounts)	$54.2	$21.7
Accumulated amortization	16.6	7.2
Net cloud computing costs	$37.6	$14.5

Included in prepaid expenses and other current assets	$23.8	$9.3
Included in other assets	$13.8	$5.2
Acquisitions
For acquisitions that meet the definition of a business combination, the Company applies the acquisition method of accounting where assets acquired and liabilities assumed are recorded at fair value at the date of each acquisition. Any excess of the consideration transferred by the Company over the amounts recognized for assets acquired and liabilities assumed is recorded as goodwill. The Company continues to evaluate acquisitions for a period not to exceed one year after the acquisition date of each transaction to determine whether any additional adjustments are needed to the allocation of the purchase price. The acquiree’s results of operations are included in consolidated results of the Company from the date of the respective acquisition. All other acquisitions are accounted for as asset acquisitions and the purchase price is allocated to the net assets acquired with no recognition of goodwill. Following the acquisition date, the purchase price of asset acquisitions is not subsequently adjusted.
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
Goodwill and Other Intangible Assets
Goodwill is assigned to reporting units, which is at, or one level below, the Company’s operating segments. Goodwill is not amortized but is reviewed for impairment at least annually on October 1 at the reporting unit level, or more frequently if facts or circumstances indicate that the goodwill might be impaired. Such impairment tests include comparing the fair value of the respective reporting units with their carrying values, including goodwill. The Company uses both discounted cash flow analyses and comparable company pricing multiples to determine the fair value of its reporting units. Such analyses are corroborated using market analytics. Certain assumptions are used in determining the fair value, including assumptions about future cash flows and terminal values. The Company considers the assumptions that it believes hypothetical marketplace participants would use in estimating future cash flows. In addition, an appropriate discount rate

Table of Contents	PART II
WEX INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
is used, based on the Company’s cost of capital or reporting unit-specific economic factors. When the fair value of a reporting unit is less than its carrying value, a goodwill impairment charge is recorded equal to the amount by which the carrying value of the reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. See Note 9, Goodwill and Other Intangible Assets, for further information regarding the outcome of the Company’s goodwill impairment tests during 2023, 2022 and 2021.
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
Impairment of Long-Lived Assets
The Company’s long-lived assets primarily include property, equipment, capitalized software, right-of-use assets and intangible assets. The carrying values of long-lived assets are reviewed for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be recoverable. Such conditions may include a reduction in operating cash flow or a significant adverse change in the manner in which, or term over which, the asset is intended to be used, including when a decision has been made to exit a lease prior to the contractual term or to sublease leased space.
To test for impairment of long-lived assets, the Company generally uses an estimate of the future undiscounted net cash flows of the assets over their remaining lives to determine if the value of the asset is recoverable. Long-lived assets are grouped with other assets and liabilities at the lowest level for which independent identifiable cash flows are determinable, which is generally at the reporting unit level. An asset impairment is recognized when the carrying value of the asset is not recoverable based on the analysis described above, in which case the asset is written down to its fair value, generally determined using a discounted cash flow analysis.
Debt Issuance Costs
Debt issuance costs incurred and capitalized are amortized into interest expense over the remaining term of the respective debt arrangements using the effective interest method.
Financial Instruments – Fair Value
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

Table of Contents	PART II
WEX INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company holds certain investments that are measured at their NAV as a practical expedient, which are excluded from the above fair value hierarchy.
Financial Instruments – Concentrations of Credit Risk
The Company’s cash and cash equivalents and restricted cash are transacted and maintained with financial institutions with high credit standing. Cash balances at many of these institutions regularly exceed FDIC insured limits; however, management regularly monitors the financial institutions and the composition of the Company’s accounts. We have not experienced any losses in such accounts and management believes that the financial institutions at which the Company’s cash is held are stable. We attempt to limit our exposure to credit risk with our investment securities by establishing strict investment policies as to minimum investment ratings, diversification of our portfolio and setting risk tolerance levels.
Revenue Recognition
The Company accounts for the majority of its revenue under Topic 606 or ASC 310, Receivables (“ASC 310”). See Note 3, Revenue, for a description of the major components of revenue.
Under Topic 606, the Company generally records revenue net, equal to consideration retained, based upon its conclusion that the Company is the agent in its principal versus agent relationships. When making this determination, the Company evaluated the nature of its promise to the customer and determined that it does not control a promised good or service before transferring that good or service to the customer, but rather arranges for another entity to provide the goods or services.
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
The Company enters into contracts with certain large customers or partners that provide for fee rebates tied to performance milestones. Such rebates and incentives are calculated based on estimated performance and the terms of the related business agreements and are typically recorded within revenue. Amounts paid to certain partners in our Mobility and Corporate Payments segments are recorded within sales and marketing expense on our consolidated statements of operations.
Under ASC 310, we record revenue on overdue accounts and certain other fees assessed to cardholders as part of the lending relationship, net of a provision for estimated uncollectible amounts, at the time the charges are assessed.
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
See Note 22, Stock-Based Compensation, for further information.

Table of Contents	PART II
WEX INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Advertising Costs
Advertising and marketing costs are expensed in the period incurred. During the years ended December 31, 2023, 2022 and 2021, advertising expense was $27.1 million, $23.4 million and $20.6 million, respectively.
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
Earnings per Share
Basic earnings per share is computed by dividing net income attributable to shareholders by the weighted average number of shares of common stock and vested DSUs outstanding during the year. The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that diluted earnings per share includes the impact of convertible securities under the “if-converted” method if the effect of such securities would be dilutive and includes the assumed exercise of dilutive options, the assumed issuance of unvested RSUs, performance-based awards for which the performance condition has been met as of the date of determination, and contingently issuable shares that would be issuable if the end of the reporting period was the end of the contingency period, using the treasury stock method unless the effect is anti-dilutive. The treasury stock method assumes that proceeds, including cash received from the exercise of employee stock options and the average unrecognized compensation expense for unvested share-based compensation awards, would be used to purchase the Company’s common stock at the average market price during the period.
The following table summarizes net income attributable to shareholders and reconciles basic and diluted shares outstanding used in the earnings per share computations:

	Year ended December 31,
(in millions)	2023	2022	2021
Net income attributable to shareholders	$266.6	$201.4	$0.1

Weighted average common shares outstanding – Basic	42.8	44.4	44.7
Dilutive impact of share-based compensation awards	0.5	0.3	0.6
Weighted average common shares outstanding – Diluted	43.3	44.7	45.3
For the years ended December 31, 2023 and 2022, 0.4 million and 0.6 million outstanding share-based compensation awards, respectively, were excluded from the computation of diluted earnings per share under the treasury stock method, as the effect of including these awards would be anti-dilutive. Share-based compensation awards excluded from the computation of diluted earnings per share were immaterial for the year ended December 31, 2021.
Under the “if-converted” method, approximately 1.6 million shares of the Company’s common stock associated with the assumed conversion of the Convertible Notes were excluded from diluted shares included in the table above as the effect of including such shares would have been anti-dilutive. During August 2023, the Company repurchased all of the

Table of Contents	PART II
WEX INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Company’s outstanding Convertible Notes. For further information regarding the Convertible Notes and their repurchase and cancellation, see Note 16, Financing and Other Debt.
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
Gains and losses on foreign currency transactions as well as the remeasurement of the Company’s cash, receivable and payable balances that are denominated in foreign currencies, are recorded directly in net foreign currency gain (loss) in the consolidated statements of operations. However, gains or losses resulting from intercompany transactions where repayment is not anticipated for the foreseeable future are not recognized in the consolidated statements of operations. In these situations, the gains or losses are deferred and included as a component of accumulated other comprehensive loss.
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss (“AOCL”) consists of unrealized gains and losses on debt securities and foreign currency translation adjustments pertaining to the net investment in foreign operations. The Company has a full valuation allowance recorded against its deferred tax assets on unrealized losses on debt securities included within AOCL. In addition, unrealized gains and losses on foreign currency translation adjustments within AOCL are substantially considered indefinitely reinvested outside the United States. Accordingly, there were no material deferred taxes recorded on such unrealized losses on debt securities and foreign currency translation adjustments for the years ended December 31, 2023, 2022 and 2021. As of December 31, 2023 and 2022, the components of AOCL were as follows:

	December 31,
(in millions)	2023	2022
Unrealized losses on available-for sale debt securities	$(80.0)	$(141.5)
Foreign currency translation adjustments	(149.2)	(164.8)
Total accumulated other comprehensive loss	$(229.2)	$(306.3)

Table of Contents	PART II
WEX INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.	Recent Accounting Pronouncements
The Company evaluates all ASUs recently issued by the FASB for consideration of their applicability. Any recently issued ASUs not listed in the following table were assessed and determined to either not be applicable, or have not had, or are not expected to have, a material impact on our consolidated financial statements. The Company did not adopt any accounting standards during the year ended December 31, 2023.

Standard	Description	Date/Method of Adoption	Effect on financial statements or other significant matters
ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures	The amendments in this ASU require enhanced disclosures about significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss. In addition, this ASU expands certain annual disclosures about a reportable segment’s profit or loss and assets to interim periods.	The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 31, 2024. Early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements.
The Company is currently evaluating this ASU to determine its impact on the Company’s disclosures. The adoption of this ASU is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures	Updates income tax disclosures related to the rate reconciliation and requires disclosure of income taxes paid by jurisdiction.	The amendments are effective for annual periods beginning after December 31, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments should be applied on a prospective basis, however, retrospective application is permitted.
The Company is currently evaluating this ASU to determine its impact on the Company’s disclosures. The adoption of this ASU is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Table of Contents	PART II
WEX INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.	Revenue
In accordance with Topic 606, revenue is recognized when, or as, performance obligations are satisfied as defined by the terms of the contract, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for goods or services provided.
The following tables disaggregate our consolidated revenues, substantially all of which relate to services transferred to the customer over time:

	Year Ended December 31, 2023
(in millions)	Mobility	Corporate Payments	Benefits	Total
Topic 606 revenues
Payment processing revenue	$695.0	$428.0	$90.7	$1,213.7
Account servicing revenue	22.2	42.1	435.7	500.0
Other revenue	92.1	—	32.6	124.7
Topic 606 revenues	809.3	470.1	559.0	1,838.4
Non-Topic 606 revenues	573.4	26.8	109.4	709.6
Total revenues	$1,382.7	$496.9	$668.4	$2,548.0

	Year Ended December 31, 2022
(in millions)	Mobility	Corporate Payments	Benefits	Total
Topic 606 revenues
Payment processing revenue	$720.2	$353.7	$81.9	$1,155.9
Account servicing revenue	18.3	42.9	357.3	418.4
Other revenue	84.1	0.3	31.0	115.3
Topic 606 revenues	822.6	396.9	470.2	1,689.7
Non-Topic 606 revenues	621.1	5.4	34.4	660.8
Total revenues	$1,443.7	$402.3	$504.5	$2,350.5

	Year Ended December 31, 2021
(in millions)	Mobility	Corporate Payments	Benefits	Total
Topic 606 revenues
Payment processing revenue	$513.4	$274.1	$71.5	$859.0
Account servicing revenue	17.6	44.2	314.4	376.1
Other revenue	81.5	3.6	25.5	110.7
Topic 606 revenues	612.5	321.9	411.4	1,345.8
Non-Topic 606 revenues	498.9	3.0	2.8	504.7
Total revenues	$1,111.4	$324.9	$414.2	$1,850.5

Table of Contents	PART II
WEX INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
•Mobility segment interchange income primarily relates to revenue earned on transactions processed through the Company’s proprietary closed-loop fuel networks. In closed-loop fuel network arrangements, written contracts are entered into between the Company and merchants, which determine the interchange fee charged on transactions. The Company extends short-term credit to the fleet cardholder and pays the merchant the purchase price for the cardholder’s transaction, less the interchange fees the Company retains. The Company collects the total purchase price from the fleet cardholder. In Europe, interchange income is specifically derived from the difference between the negotiated price of fuel from the supplier and the agreed upon price paid by fleet cardholders.
•Interchange income in our Corporate Payments and Benefits segments relates to revenue earned on transactions processed through open-loop networks. In open-loop network arrangements, there are several intermediaries involved between the merchant and the cardholder and written contracts between all parties involved in the process do not exist. Rather, the transaction is governed by the rates determined by the card network at the point-of-sale. This framework dictates the interchange rate, the risk of loss, dispute procedures and timing of payment. For these transactions, there is an implied contract between the Company and the merchant. In our Corporate Payments segment, the Company remits payment to the card network for the purchase price of the cardholder transaction, less the interchange fees the Company earns. The Company collects the total purchase price from the cardholder. In our Benefits segment, funding of transactions and collections from cardholders is performed by third-party sponsor banks, who remit a portion of the interchange fee to us.
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
The Company additionally enters into contracts with certain large customers or strategic cardholders that provide for fee rebates tied to performance milestones. When such fee rebates constitute consideration payable to a customer or other party that purchases services from the customer, they are considered variable consideration and are recorded as a reduction in payment processing revenue in the same period that related interchange income is recognized. For the years ended December 31, 2023, 2022, and 2021, variable consideration, including fee rebates determined to be variable consideration, totaled $2.1 billion, $1.5 billion, and $0.9 billion, respectively. Fee rebates made to certain other partners in exchange for customer referrals are not considered variable consideration and are recorded as sales and marketing expenses.
Account Servicing Revenue
In our Mobility segment, account servicing revenue is primarily comprised of monthly fees charged to cardholders based on the number of vehicles serviced. These fees are primarily in return for providing monthly vehicle data reports and are recognized on a monthly basis as the service is provided. The Company also recognizes revenue related to reporting services on telematics hardware placements, which are within the scope of Topic 606, and other fees recognized as revenue when assessed to the cardholder as part of the lending relationship, which are outside the scope of Topic 606.

Table of Contents	PART II
WEX INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
In our Corporate Payments segment, account servicing reflects licensing fees earned for use of our accounts receivable and accounts payable SaaS platforms, all of which is within the scope of Topic 606.
In our Benefits segment, we recognize account servicing fees for the per-participant per-month fee charged per consumer on our SaaS healthcare technology platform and a program fee for custodial services performed on behalf of our HSA account holders. Customers including health plans, third-party administrators, financial institutions and payroll companies typically enter into three to five-year contracts, which contain significant termination penalties. This revenue is within the scope of Topic 606.
Our Corporate Payments and Benefits segments provide SaaS services and support, which are stand-ready commitments and are satisfied over time in a series of daily increments. Revenue is recognized based on an output method using days elapsed to measure progress as the Company transfers control evenly over each monthly subscription period.
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
Other Revenue
In our Mobility segment, other revenue primarily consists of transaction processing revenue, other fees charged to the merchants, professional services, including software development projects and other services sold subsequent to the core offerings, the sale of telematics hardware, and permit sales to our over-the-road customers, all of which are within the scope of Topic 606. Revenue is recognized when control of the services or hardware is transferred to our customers, in an amount that reflects the consideration that we expect to receive in exchange for those services.
In our Corporate Payments segment, the majority of other revenue reflects interest income earned on restricted cash balances, which is outside the scope of Topic 606. In our Benefits segment, other revenue includes interest income earned on the investment of HSA deposit balances held by WEX Bank, which is outside the scope of Topic 606 and is accounted for under Topic 320 and professional services revenue, which is within the scope of Topic 606, and is recognized as the services are performed in the amount we expect to receive from these services.
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

(in millions)
Contract balance	Location on the consolidated balance sheets	December 31, 2023	December 31, 2022
Receivables	Accounts receivable, net	$59.1	$53.6
Contract assets	Prepaid expenses and other current assets	11.5	13.6
Contract assets	Other assets	33.1	37.9
Contract liabilities	Accrued expenses and other current liabilities	12.4	8.1
Contract liabilities	Other liabilities	83.0	87.0
Impairment losses recognized on our contract assets were immaterial for the years ended December 31, 2023, 2022 and 2021. In the years ended December 31, 2023 and 2022, we recognized revenue of $7.8 million and $28.5 million included in the opening contract liabilities balances, respectively.

Table of Contents	PART II
WEX INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Remaining Performance Obligations
The Company’s unsatisfied, or partially unsatisfied performance obligations as of December 31, 2023 represent the remaining minimum monthly fees on a portion of contracts across the lines of business, deferred revenue associated with stand ready payment processing obligations and contractually obligated professional services yet to be provided by the Company. The total remaining performance obligations below are not indicative of the Company’s future revenue, as they relate to an insignificant portion of the Company’s operations.
The following table includes revenue expected to be recognized related to remaining performance obligations at the end of the reporting period.

(in millions)	2024	2025	2026	2027	2028	Thereafter	Total
Minimum monthly fees(1)	$54.2	$23.9	$9.4	$5.4	$3.1	$0.8	$96.8
Other(2)	13.1	28.0	50.4	22.5	5.9	—	119.9
Total remaining performance obligations	$67.3	$51.9	$59.8	$27.9	$9.0	$0.8	$216.7
(1)The transaction price allocated to the remaining performance obligations represents the minimum monthly fees on certain service contracts, which contain substantive termination penalties that require the counterparty to pay the Company for the aggregate remaining minimum monthly fees upon an early termination for convenience. These obligations will be recognized within account servicing revenue.
(2)Represents deferred revenue and contractual minimums associated with payment processing service obligations. Consideration associated with certain relationships is variable and the measurement and estimation of contract consideration is contingent upon payment processing volumes and maintaining volume shares, among others.

4.	Acquisitions
Business Combinations
The Company incurred and expensed costs directly related to completed business combinations of $4.6 million and $2.4 million in 2023 and 2021, respectively. The Company did not incur any costs directly related to completed business combinations during the year ended December 31, 2022. Costs incurred and expensed related to business combinations in-process were immaterial for the years ended December 31, 2023, 2022, and 2021. Acquisition-related costs for all years presented are included within general and administrative expenses.
2023 Payzer Acquisition
On November 1, 2023, the Company closed on the acquisition of Payzer Holdings, Inc. (“Payzer”), a cloud-based, field service management software provider (the “Payzer Acquisition”). The acquisition is expected to advance WEX’s growth strategy of expanding its product suite and creating additional cross-sell opportunities by providing a new, scalable SaaS solution for its Mobility segment customers that operate field service management companies. Pursuant to the terms of the agreement, total consideration for the acquisition approximated $250.0 million ($5.5 million of which is deferred), with additional contingent consideration of up to $11.0 million based on certain performance metrics, subject to certain working capital and other adjustments.
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

Table of Contents	PART II
WEX INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions)
Cash consideration transferred, net of $4.5 million in cash acquired	$244.0
Less:
Accounts receivable	2.4
Customer relationships(1)(5)	40.4
Developed technology(2)(5)	17.2
Strategic partner relationships(3)(5)	4.5
Trademark(4)(5)	1.4
Other current and long-term assets	1.4
Accrued expenses and other current liabilities	(1.8)
Deferred tax liability	(6.5)
Contingent/deferred consideration	(7.1)
Other liabilities	(0.9)
Recorded goodwill	$193.0
(1)Weighted average useful life - 4.7 years
(2)Weighted average useful life - 2.4 years
(3)Weighted average useful life - 2.5 years
(4)Weighted average useful life - 2.8 years
(5)The weighted average useful life of all amortizable intangible assets acquired in this business combination is 3.9 years.
Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the anticipated synergies of acquiring the business. The goodwill recognized as a result of the Payzer Acquisition is not expected to be deductible for tax purposes.
From the acquisition date through December 31, 2023, the Payzer Acquisition has contributed $4.3 million to the Mobility segment’s total revenues and $2.5 million of losses before taxes. No pro forma information has been included in these financial statements, as the operations of Payzer for the period that it was not part of the Company is not material to the Company’s revenues, net income or earnings per share.
2023 Ascensus Acquisition
On September 1, 2023, WEX Health completed the acquisition from Ascensus, LLC (the “Ascensus Acquisition”) of certain entities (the “Ascensus Acquired Entities”), which comprised the health and benefits business of Ascensus and are technology-enabled providers of employee health benefit accounts including HSAs, FSAs, and other benefit accounts. The Ascensus Acquisition expands WEX’s current footprint in the Benefits segment, while also enhancing and expanding Affordable Care Act compliance and verification capabilities. Pursuant to the terms of the agreement, WEX Health consummated the acquisition for total consideration of approximately $184.6 million, subject to certain working capital and other adjustments.
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

Table of Contents	PART II
WEX INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions)	As Reported December 31, 2023
Cash consideration transferred, net of $26.7 million in cash and restricted cash acquired	$158.0
Less:
Accounts receivable	7.3
Customer relationships(1)(5)	52.1
Developed technology(2)(5)	6.6
Strategic partner relationships(3)(5)	14.0
Custodial rights(4)(5)	23.2
Other assets	3.8
Accrued expenses and other current liabilities	(6.5)
Restricted cash payable	(25.7)
Other liabilities	(2.7)
Recorded goodwill	$85.9
(1)Weighted average useful life - 5.4 years
(2)Weighted average useful life - 2.2 years
(3)Weighted average useful life - 1.2 years
(4)Weighted average useful life - 4.9 years
(5)The weighted average useful life of all amortizable intangible assets acquired in this business combination is 4.4 years.
Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the anticipated synergies of acquiring the business. The goodwill recognized as a result of the acquisition is expected to be deductible for tax purposes.
From the acquisition date through December 31, 2023, the Ascensus Acquired Entities have contributed $14.0 million to the Benefits segment’s total revenues and $3.5 million of losses before taxes. No pro forma information has been included in these financial statements, as the operations of the Ascensus Acquired Entities for the period that they were not part of the Company are not material to the Company’s revenues, net income or earnings per share.
2021 benefitexpress Acquisition
On June 1, 2021, WEX Inc.’s subsidiary, WEX Health, completed the acquisition of benefitexpress. Pursuant to the terms of the definitive purchase agreement, WEX Health consummated the benefitexpress Acquisition for total consideration of approximately $275 million, subject to certain working capital and other adjustments. During the second quarter of 2022, the purchase accounting for the acquisition became final. No adjustments to the purchase accounting were made during the year ended December 31, 2022. From the acquisition date through December 31, 2021, benefitexpress contributed $24.2 million in total revenues and $2.1 million of losses before income taxes to Company operations. No pro forma information has been included in these financial statements, as the operations of benefitexpress for the period that they were not part of the Company are not material to the Company’s revenues, net income and earnings per share.
Acquisitions
2023 Asset Acquisition
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

Table of Contents	PART II
WEX INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
intangible asset and its tax basis. The workforce intangible asset has an estimated useful life of 4.0 years. Acquisition costs were immaterial.
2022 Asset Acquisition
During June 2022, the Company entered into a definitive agreement to purchase a portfolio of certain assets from a third-party, consisting primarily of branded commercial fleet card customer accounts with respect to participating Exxon and Mobil locations within the U.S. and Canada. During September 2022, the Company closed on the acquisition of these receivables, paying the seller a preliminary purchase price of $45.1 million, consisting of the face value of the account balances as of the valuation date, plus certain customary adjustments, as defined in the purchase agreement. The actual amount of accounts receivable purchased was less than the balances as of the valuation date, resulting in a credit due back to WEX, which was collected during the fourth quarter of 2022. We accounted for this transaction under the asset acquisition method of accounting and allocated $38.3 million of the total cost of the acquisition to accounts receivable, net of allowance and $3.3 million to a customer relationship intangible asset with a three-year life. The consideration paid for the accounts receivable was included within operating activities in the consolidated statement of cash flows.
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
The purchase price is payable in three installments of $76.7 million in each of March of 2024, 2025 and 2026, with a final payment of $4.0 million also payable in March 2026. Pursuant to the Share Purchase Agreement, WEX Inc. owes SBI interest on the outstanding purchase price balance from March 2024 to March 2025 at the 12-month SOFR (as determined on March 1, 2024) plus 1.25 percent and on the outstanding balance from March 2025 to March 2026 at the 12-month SOFR (as determined on March 3, 2025) plus 2.25 percent, except that no interest accrues on the $4.0 million payment due in March 2026. Using a discount rate of 3.4 percent, the Company recorded the initial deferred liability under this Share Purchase Agreement at its net present value of $216.6 million within other liabilities on the consolidated balance sheet. The associated discount relative to the purchase price will be amortized as interest expense using the effective interest method over the repayment term.
2021 Asset Acquisition
On April 1, 2021, WEX Inc. completed the acquisition of certain contractual rights to serve as custodian or sub-custodian to over $3 billion of HSAs from the HealthcareBank division of Bell Bank, a subsidiary of SBI. On the closing of the acquisition, WEX Inc. paid Bell Bank initial cash consideration of $200.0 million. The Company is required to make two additional cash payments to Bell Bank in association with this acquisition, $25.0 million, which was paid in July 2023 and $12.5 million payable in January 2024. The purchase agreement also includes potential additional consideration payable to Bell Bank annually that is calculated on a quarterly basis and is contingent, and based, upon any future increases in the Federal Funds rate. The contingent payment period began on July 1, 2021 and extends until the earlier of (i) the year ending December 31, 2030, or (ii) the date when the cumulative amount paid as contingent consideration equals $225.0 million. Refer to Note 18, Fair Value, for further information on the valuation of this derivative liability.
As more fully described in Note 19, Redeemable Non-Controlling Interest, as part of this acquisition WEX Inc. allocated $11.2 million of the initial cash consideration to the repurchase of SBI’s non-controlling interest in the U.S. Benefits business, reducing SBI’s ownership percentage as of the acquisition date to 4.53 percent. Transaction costs related to the acquisition were immaterial and expensed as incurred.
2021 Acquisition of Remaining Interest in WEX Europe Services
On April 13, 2021, the Company acquired the remaining interest in WEX Europe Services, which consisted of 25 percent of the issued ordinary share capital, for a purchase price of $97.0 million. Given the Company had a controlling interest in WEX Europe Services prior to the transaction, the acquisition was accounted for as an equity transaction, resulting in a reduction of additional paid-in capital by $81.6 million, a $13.1 million elimination of the 25 percent non-controlling interest in WEX Europe Services and a reduction of accumulated other comprehensive income by $2.3 million. In conjunction with the acquisition, the Company incurred $0.5 million in acquisition costs, which further reduced additional paid-in capital.

Table of Contents	PART II
WEX INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.	Repurchases of Common Stock
Under share repurchase plans, which may be authorized by our board of directors from time to time, the Company may repurchase up to specified dollar values of shares of its common stock through open market purchases, privately negotiated transactions, block trades or other methods approved by our board of directors.
During the years ended December 31, 2023 and 2022, the Company repurchased approximately 1.7 million and 1.9 million shares, respectively, pursuant to a previously approved and announced repurchase program. The total repurchases were recorded as treasury stock in our consolidated balance sheets of $297.6 million and $290.8 million, respectively, during 2023 and 2022. Such cost reflects the applicable one percent excise tax imposed by the Inflation Reduction Act of 2022 on the net value of certain stock repurchases made after December 31, 2022.

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

	Year Ended December 31, 2023
(in millions)	Mobility	Corporate Payments	Benefits	Total
Balance, beginning of year	$94.6	$14.4	$0.8	$109.9
Provision for credit losses(1)	87.1	(4.7)	7.4	89.8
Other(2)	27.6	—	—	27.6
Charge-offs	(155.0)	(2.6)	(0.1)	(157.7)
Recoveries of amounts previously charged-off	18.3	1.9	—	20.2
Currency translation	0.2	0.2	—	0.4
Balance, end of year	$72.8	$9.2	$8.1	$90.1

	Year Ended December 31, 2022
(in millions)	Mobility	Corporate Payments	Benefits	Total
Balance, beginning of year	$55.8	$9.9	$0.6	$66.3
Provision for credit losses(1)	172.7	6.5	0.8	179.9
Other(2)	37.6	0.2	(0.1)	37.7
Charge-offs	(183.5)	(1.4)	(0.4)	(185.4)
Recoveries of amounts previously charged-off	12.8	—	—	12.8
Currency translation	(0.7)	(0.7)	—	(1.4)
Balance, end of year	$94.6	$14.4	$0.8	$109.9
(1)The provision is comprised of estimated credit losses based on the Company’s loss-rate experience and includes adjustments required for forecasted credit loss information. The provision for credit losses reported within this table also includes the provision for fraud losses.
(2)Consists primarily of charges to other accounts. The Company earns revenue by assessing monthly finance fees on accounts with overdue balances. These fees are recognized as revenue at the time the fees are assessed. The finance fee is calculated using the greater of a minimum charge or a stated late fee rate multiplied by the outstanding balance that is subject to a late fee charge. On occasion, these fees are waived to maintain relationship goodwill. Charges to other accounts substantially represent the offset against the late fee revenue recognized when the Company establishes a reserve for such waived amounts.

Table of Contents	PART II
WEX INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Concentration of Credit Risk
The receivables portfolio primarily consists of a large group of homogeneous balances across a wide range of industries, which are collectively evaluated for impairment. No individual customer had a receivable balance representing 10 percent or more of the outstanding receivables balance at December 31, 2023 or 2022. The following table presents the outstanding balance of trade accounts receivable that are less than 30 and 60 days past due, shown in each case as a percentage of total trade accounts receivable:

	December 31,
Delinquency Status	2023	2022
Less than 30 days past due	98%	98%
Less than 60 days past due	99%	99%

Table of Contents	PART II
WEX INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.	Investment Securities
The Company’s amortized cost and estimated fair value of investment securities as of December 31, 2023 and 2022 are presented below:

(in millions)	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses	Fair Value(1)
Balances as of December 31, 2023:
Current:
Debt securities(2):
U.S. treasury notes	$410.1	$0.8	$32.3	$378.6
Corporate and sovereign debt securities	1,086.8	13.6	31.6	1,068.8
Municipal bonds	70.8	0.3	5.4	65.7
Asset-backed securities	582.6	3.2	4.2	581.6
Mortgage-backed securities	951.5	5.9	30.0	927.4
Total	$3,101.8	$23.8	$103.5	$3,022.1

Non-current:
Debt securities(3)	$28.6	$0.6	$0.8	$28.4
Mutual fund	29.1	—	3.6	25.5
Pooled investment fund	12.9	—	—	12.9
Total	$70.6	$0.6	$4.4	$66.8
Total investment securities(4)	$3,172.4	$24.4	$107.9	$3,088.9

Balances as of December 31, 2022:
Current:
Debt securities:
U.S. treasury notes	$405.7	$—	$41.7	$364.1
Corporate debt securities	547.2	0.2	49.5	497.8
Municipal bonds	53.0	—	8.0	45.0
Asset-backed securities	199.8	—	9.1	190.7
Mortgage-backed securities	330.4	—	32.7	297.7
Total	$1,536.1	$0.2	$141.1	$1,395.3

Non-current:
Debt securities(3)	$15.2	$0.1	$0.7	$14.5
Mutual fund	28.4	—	3.9	24.5
Pooled investment fund	9.0	—	—	9.0
Total	$52.6	$0.1	$4.7	$48.0
Total investment securities(4)	$1,588.7	$0.3	$145.8	$1,443.3
(1)The Company’s methods for measuring the fair value of its investment securities are discussed in Note 18, Fair Value.
(2)As of December 31, 2023, the Company has pledged debt securities with a fair value of $83.6 million as collateral against recurring settlement obligations owed in conjunction with its transactions processed through licensed card networks and $704.1 million as collateral against borrowings under the BTFP as further discussed in Note 16, Financing and Other Debt.
(3)Substantially comprised of municipal bonds.

Table of Contents	PART II
WEX INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(4)Excludes $13.7 million and $11.1 million in equity securities as of December 31, 2023 and 2022, respectively, included in prepaid expenses and other current assets and other assets on the consolidated balance sheets. See Note 17, Employee Benefit Plans, for additional information.
The following tables present estimated fair value and gross unrealized losses of debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by security category and length of time such securities have been in a continuous unrealized loss position. There were no expected credit losses that have been recorded against our investment securities as of December 31, 2023 and 2022.

	As of December 31, 2023
	Less Than One Year		One Year or Longer		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment-grade rated debt securities:
U.S. treasury notes	$—	$—	$358.6	$32.3	$358.6	$32.3
Corporate debt securities	132.7	2.3	482.9	29.3	615.6	31.6
Municipal bonds	25.3	0.2	42.5	6.0	67.8	6.2
Asset-backed securities	55.0	0.2	131.1	4.0	186.1	4.2
Mortgage-backed securities	374.5	4.7	262.4	25.3	636.9	30.0
Total debt securities	$587.5	$7.4	$1,277.5	$96.9	$1,865.0	$104.3

	As of December 31, 2022
	Less than One Year		One Year or Longer		Total
Investment-grade rated debt securities:
U.S. treasury notes	$123.7	$12.5	$240.4	$29.2	$364.1	$41.7
Corporate debt securities	196.9	15.1	289.9	34.4	486.8	49.5
Municipal bonds	28.1	3.8	19.1	5.0	47.2	8.8
Asset-backed securities	117.7	4.3	70.2	4.8	187.9	9.1
Mortgage-backed securities	198.1	16.4	96.5	16.3	294.6	32.7
Total debt securities	$664.4	$52.2	$716.1	$89.7	$1,380.5	$141.8
The above table includes 429 securities at December 31, 2023 where the current fair value is less than the related amortized cost. Unrealized losses on the Company’s debt securities included in the above tables are primarily driven by the elevated interest rate environment and are not considered to be credit-related based upon an analysis that considered the extent to which the fair value is less than the amortized basis of a security, adverse conditions specifically related to the security, changes to credit rating of the instrument subsequent to Company purchase, and the strength of the underlying collateral, if any. Additionally, the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases.
The following table summarizes the contractual maturity dates of the Company’s debt securities.

	December 31,
	2023
(in millions)	Amortized Cost	Fair Value
Due within one year	$104.0	$101.9
Due after 1 year through year 5	670.9	637.1
Due after 5 years through year 10	875.7	853.0
Due after 10 years	1,479.8	1,458.5
Total	$3,130.4	$3,050.5

Table of Contents	PART II
WEX INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
EQUITY SECURITIES
During the year ended December 31, 2022, unrealized losses recognized on equity securities still held as of December 31, 2022 approximated $3.2 million. During the years ended December 31, 2023 and 2021 unrealized gains and losses recognized on equity securities still held as of December 31, 2023 and 2021 were immaterial.

8.	Property, Equipment and Capitalized Software, Net
Property, equipment and capitalized software, net consist of the following:

	December 31,
(in millions)	2023	2022
Furniture, fixtures and equipment	$51.9	$83.2
Computer software, including internal-use software	714.4	624.9
Leasehold improvements	20.8	24.1
Total	787.1	732.2
Less: accumulated depreciation	(544.2)	(529.9)
Total property, equipment and capitalized software, net	$242.9	$202.2
Depreciation expense was $92.2 million, $93.4 million and $90.9 million in 2023, 2022 and 2021, respectively.

9.	Goodwill and Other Intangible Assets
Goodwill
The changes in the carrying amount of goodwill for the year ended December 31, 2023 were as follows:

(in millions)	Mobility	Corporate Payments	Benefits	Total
Balance as of January 1, 2023
Gross goodwill	$1,363.8	$789.1	$776.6	$2,929.5
Accumulated impairment losses	(190.7)	(9.9)	—	(200.6)
Net goodwill	$1,173.1	$779.2	$776.6	$2,728.9

Goodwill acquired during the year	193.0	—	85.9	278.9
Foreign currency translation	(0.2)	8.1	—	7.9

Balance at December 31, 2023
Gross goodwill	$1,556.6	$797.2	$862.5	$3,216.3
Accumulated impairment losses	(190.7)	(9.9)	—	(200.6)
Net goodwill	$1,365.9	$787.3	$862.5	$3,015.7

Table of Contents	PART II
WEX INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The changes in the carrying amount of goodwill for the year ended December 31, 2022 were as follows:

(In millions)	Mobility	Corporate Payments	Benefits	Total
Balance as of January 1, 2022
Gross goodwill	$1,380.6	$815.0	$776.6	$2,972.2
Accumulated impairment losses	(54.2)	(9.9)	—	(64.2)
Net goodwill	$1,326.3	$805.1	$776.6	$2,908.1

Impairment charges	(136.5)	—	—	(136.5)
Foreign currency translation	(16.7)	(25.9)	—	(42.7)

Balance at December 31, 2022
Gross goodwill	$1,363.8	$789.1	$776.6	$2,929.5
Accumulated impairment losses	(190.7)	(9.9)	—	(200.6)
Net goodwill	$1,173.1	$779.2	$776.6	$2,728.9
During the third quarter of 2022, certain triggering events were identified in our international fleet reporting units, including increasing interest rates, decreasing market valuations and inflationary pressures, leading to a decline in projected cash flows primarily in Europe, requiring us to perform an interim impairment test. We compared the carrying value of each reporting unit with assigned goodwill to its fair value, which was estimated using a combination of an income-based discounted cash flow method and a market-based guideline public company method. As a result of the financial impacts of the identified triggering events, our test concluded that the carrying value of two of our international reporting units exceeded their estimated fair value, resulting in the recognition of an impairment charge of $136.5 million to our Mobility segment, representing a full impairment of one reporting unit’s goodwill and partial impairment of the other reporting unit’s goodwill.
Other Intangible Assets
Other intangible assets consist of the following:

	December 31, 2023			December 31, 2022
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets
Acquired software and developed technology	$312.1	$(232.1)	$80.0	$288.0	$(212.5)	$75.5
Customer relationships	1,980.8	(968.8)	1,012.0	1,886.1	(850.9)	1,035.3
Contractual rights(1)	286.6	(52.4)	234.2	263.4	(23.2)	240.3
Merchant networks and other partner relationships	163.0	(59.0)	104.0	143.4	(47.4)	96.1
Trade names and brand names	62.8	(41.4)	21.4	61.3	(36.3)	25.0
Other intangible assets	12.5	(5.4)	7.1	4.4	(2.9)	1.5
Total	$2,817.8	$(1,359.1)	$1,458.7	$2,646.8	$(1,173.2)	$1,473.6
(1)Contractual rights represent intangible rights to serve as custodian or sub-custodian to certain HSAs. See Note 4, Acquisitions for more information.
During the years ended December 31, 2023, 2022 and 2021, amortization expense was $184.0 million, $170.5 million and $181.7 million, respectively. The following table presents the estimated amortization expense related to the definite-lived intangible assets listed above for each of the next five fiscal years:

Table of Contents	PART II
WEX INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions)
2024	$201.2
2025	$188.1
2026	$174.2
2027	$159.4
2028	$146.9

10.	Accounts Payable
Accounts payable consists of:

	December 31,
(in millions)	2023	2022
Merchant payables	$1,323.6	$1,225.0
Other payables	155.5	140.7
Accounts payable	$1,479.1	$1,365.8

11.	Deposits
WEX Bank’s regulatory status enables it to raise capital to fund the Company’s working capital requirements by issuing deposits, subject to FDIC rules governing minimum financial ratios. See Note 25, Supplementary Regulatory Capital Disclosure, for further information concerning these FDIC requirements.
WEX Bank accepts its deposits through certain customers as required collateral for credit that has been extended (“customer deposits”) and through contractual arrangements for brokered and non-brokered certificate of deposit and money market deposit products. Additionally, WEX Bank holds HSA deposits for the benefit of WEX Inc.’s HSA customers subject to the terms of a deposit agreement.
Customer deposits are generally non-interest bearing, certificates of deposit are issued at fixed rates, money market deposits are issued at both fixed and variable interest rates based on the Federal Funds rate and HSA deposits are issued at rates as defined within the consumer account agreements.
The following table presents the composition of deposits, which are classified as short-term or long-term based on their contractual maturities:

Table of Contents	PART II
WEX INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	December 31,
(in millions)	2023	2022
Interest-bearing money market deposits(1)	$226.0	$157.2
Customer deposits	195.9	146.7
Contractual deposits with maturities within 1 year(1),(2)	500.8	770.7
HSA deposits(3)	3,020.0	2,070.0
Short-term deposits	3,942.8	3,144.6
Contractual deposits with maturities greater than 1 year(1),(2)	129.8	334.2
Total deposits	$4,072.6	$3,478.8

Weighted average cost of HSA deposits outstanding	0.11%	0.04%
Weighted average cost of funds on contractual deposits outstanding	3.53%	1.48%
Weighted average cost of interest-bearing money market deposits outstanding	5.47%	4.45%
(1)As of December 31, 2023 and 2022, all certificates of deposit and money market deposits were in denominations of $250 thousand or less, corresponding to FDIC deposit insurance limits.
(2)Includes certificates of deposit and certain money market deposits, which have a fixed maturity and substantially fixed interest rates.
(3)HSA deposits are recorded within short-term deposits on the consolidated balance sheets as the funds can be withdrawn by the account holders at any time.
The following table presents the scheduled maturities for contractual deposits as of December 31, 2023:

(in millions)	2024	2025	Total
Amounts due within the years ended December 31:	$500.8	$129.8	$630.6

12.	Derivative Instruments
INTEREST RATE SWAP CONTRACTS
From time to time, the Company has entered into interest rate swap contracts to manage the interest rate risk associated with its outstanding variable-interest rate borrowings. Such contracts are intended to economically hedge the reference rate component of future interest payments associated with outstanding borrowings under the Company’s Amended and Restated Credit Agreement.
On April 26, 2023, the Company’s then existing interest rate swap contracts were amended primarily to change the floating rate index from the one-month USD LIBOR to the one-month Term SOFR. In conjunction with the amendments to the floating rate index, the fixed interest rates payable by WEX under the contracts were also adjusted. There were no changes to notional amounts or maturity dates as a result of these amendments.
On December 12, 2023, the Company unwound and terminated all of its outstanding swaps with a collective notional amount of $1.1 billion in exchange for the receipt of $50.0 million, resulting in an immaterial impact on the Company’s results of operations. The cash flow impact from the receipt of proceeds on termination has been reflected within operating activities on the consolidated statement of cash flows.

Table of Contents	PART II
WEX INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table presents information on interest rate swap gains and losses incurred and recognized within financing interest expense, net of financial instruments on the consolidated statements of operations:

	Year ended December 31,
(in millions)	2023	2022	2021
Unrealized loss (gain) on interest rate swaps	$80.8	$(86.4)	$(40.0)
Realized (gain) loss on interest rate swaps	(94.0)	(5.2)	25.7
Financing interest expense	217.8	139.1	103.5
Financing interest expense, net of financial instruments	$204.6	$47.5	$89.2
CONTINGENT CONSIDERATION DERIVATIVE LIABILITY
At December 31, 2023 and 2022, the Company had a contingent consideration derivative liability associated with its asset acquisition from Bell Bank. See Note 4, Acquisitions, for further discussion of this derivative. Also, see Note 18, Fair Value, for more information regarding the valuation of the Company’s derivatives.

13.	Off-Balance Sheet Arrangements
WEX Europe Services and WEX Bank Accounts Receivable Factoring
WEX Europe Services and WEX Bank are each party to separate accounts receivable factoring arrangements with unrelated third-party financial institutions to sell certain of their accounts receivable balances. Each subsidiary continues to service these receivables post-transfer with no participating interest. The Company obtained true-sale opinions from independent attorneys, stating that each representative factoring agreement provides legal isolation upon bankruptcy or receivership under local law. As such, transfers under these arrangements are treated as a sale and are accounted for as a reduction in trade accounts receivable because effective control of the receivables is transferred to the buyers. Proceeds received, which are recorded net of applicable costs or negotiated discount rates, are recorded in operating activities in the consolidated statements of cash flows. Losses on factoring are recorded within cost of services in the consolidated statements of operations. Losses on factoring, which were $10.5 million, $4.8 million and $3.4 million for the years ended December 31, 2023, 2022 and 2021, respectively, are recorded within cost of services in the consolidated statements of operations.
The WEX Europe Services agreement automatically renews each January 1 unless either party gives not less than 90 days written notice of their intention to withdraw. Under this agreement, accounts receivable are sold without recourse to the extent that the customer balances are maintained at or below the credit limit established by the buyer. The Company maintains the risk of default on any customer receivable balances in excess of the buyer’s credit limit, which were immaterial as of December 31, 2023 and 2022. The Company sold $565.3 million, $599.1 million, and $566.4 million of accounts receivable under this arrangement during the years ended December 31, 2023, 2022, and 2021, respectively.
The WEX Bank agreement extends through August 2024, after which the agreement can be renewed for successive one-year periods assuming WEX provides advance written notice that is accepted by the purchaser. The Company sold $12.9 billion, $6.3 billion, and $2.9 billion of trade accounts receivable under this arrangement during the years ended December 31, 2023, 2022, and 2021, respectively.
Benefits Securitization
In April 2023, WEX Health, through a wholly-owned special purpose entity (“SPE”), entered into a receivable securitization facility with a revolving limit of $35.0 million and an initial term through April 2026, which can be extended for an additional period of up to three years and can be voluntarily terminated by the SPE at any time, subject to 30 days’ notice. During December 2023, the Company signed an amendment to the initial receivable securitization agreement, which suspends activities under the facility until such time as the parties agree in writing to reactivate it (the “Health Facility Amendment”). During this suspension period, the revolving limit of the facility is zero. Prior to the Health Facility Amendment, under the facility, which is with an unrelated financial institution, WEX Health sold eligible trade accounts receivables to the SPE, which is a bankruptcy-remote subsidiary, and in turn, the SPE sold undivided ownership interests in certain of these

Table of Contents	PART II
WEX INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
receivables to the financial institution in exchange for cash equal to the gross receivables transferred. Receivables sold to the SPE were no longer available to satisfy creditors of the Company or its subsidiaries in the event of bankruptcy. Receivables sold to the financial institution were fully guaranteed by the SPE, which also pledged any unsold receivables as collateral for such obligation. Prior to the Health Facility Amendment, WEX Health would continue to service receivables sold to the financial institution under the facility, however, WEX would not retain effective control of transferred receivables, derecognized the assets and accounted for these transfers as sales and the third-party financial institution would have a first priority security interest in all assets of the SPE, and the SPE did not grant a security interest to any other parties. In addition, WEX Inc. provided a performance guarantee to the third-party financial institution with respect to WEX Health’s obligations as originator and servicer under the facility. The SPE paid interest on the amount funded by the financial institution based on variable interest rates, which was immaterial for the year ended December 31, 2023 and reflected within operating interest on the consolidated statements of operations. The Company sold approximately $140.7 million of receivables under the securitization facility during the year ended December 31, 2023.
Non-Bank Custodial HSA Cash Assets
As a non-bank custodian, WEX Inc. contracts with depository partners to hold custodial cash assets on behalf of individual account holders. As of December 31, 2023, WEX Inc. was custodian to approximately $3.9 billion in HSA cash assets. Of these custodial balances, approximately $0.9 billion of HSA cash assets at December 31, 2023 were deposited with and managed by certain third-party depository partners and not recorded on our consolidated balance sheets. Such third-party depository partners are regularly monitored by management for stability. The remaining balance of $3.0 billion in HSA assets as of December 31, 2023 were deposited with and managed by WEX Bank and are therefore reflected on our consolidated balance sheets. See Note 11, Deposits, for further information about HSA deposits recorded on our consolidated balance sheets.

14.	Income Taxes
Income before income taxes consisted of the following:

	Year ended December 31,
(in millions)	2023	2022	2021
United States	$225.8	$254.8	$194.4
Foreign	143.0	5.7	9.6
Total	$368.8	$260.5	$203.9
Income taxes from continuing operations consisted of the following for the years ended December 31:

(in millions)	United States	State and Local	Foreign	Total
2023
Current	$77.0	$13.3	$33.2	$123.5
Deferred	$(16.7)	$—	$(4.6)	$(21.3)
Income taxes				$102.2
2022
Current	$115.3	$23.9	$14.0	$153.2
Deferred	$(44.6)	$(9.2)	$(6.4)	$(60.2)
Income taxes				$93.1
2021
Current	$37.0	$7.1	$10.8	$54.9
Deferred	$(7.4)	$6.4	$13.8	$12.9
Income taxes				$67.8

Table of Contents	PART II
WEX INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Undistributed earnings of certain foreign subsidiaries of the Company amounted to $231.6 million at December 31, 2023. The Company continues to maintain its indefinite reinvestment assertion for its investments in foreign subsidiaries except for any historical undistributed earnings and future earnings for WEX Australia. Upon distribution of the foreign subsidiaries’ earnings in which the Company continues to assert indefinite reinvestment, which approximates $203.5 million at December 31, 2023, the Company would be subject to withholding taxes payable to foreign countries, where applicable, but would generally have no further federal income tax liability. It is not practicable to estimate the unrecognized deferred tax liability associated with these undistributed earnings; however, it is not expected to be material.
The reconciliation between the income tax computed by applying the U.S. federal statutory rate and the reported effective tax rate on income from continuing operations is as follows:

	Year ended December 31,
	2023	2022	2021
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes (net of federal income tax benefit)	2.8	4.3	2.9
Foreign income tax rate differential	2.3	0.4	1.3
Revaluation of deferred tax assets for foreign and state tax rate changes, net	0.4	(0.7)	0.3
Tax credits	(0.3)	(0.4)	(6.2)
Tax reserves	1.0	3.5	0.5
Change in valuation allowance	(4.7)	2.7	16.1
Nondeductible expenses	4.1	3.3	3.2
Incremental tax benefit from share-based compensation awards	2.0	0.3	(5.7)
GILTI	0.5	0.5	—
Other	(1.4)	0.8	(0.2)
Effective tax rate	27.7%	35.7%	33.2%
The Company’s effective tax rate for the year ended December 31, 2023 was unfavorably impacted by the loss on extinguishment of Convertible Notes of $70.1 million during the third quarter of 2023, which was disallowed for tax purposes and a tax shortfall arising from stock-based compensation, which was largely offset by a reduction in valuation allowance primarily attributable to foreign tax credits and net operating losses in the U.K. during the second quarter of 2023.
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
The tax effects of temporary differences in the recognition of income and expense for tax and financial reporting purposes that give rise to significant portions of the deferred tax assets and liabilities are presented below:

Table of Contents	PART II
WEX INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	December 31,
(in millions)	2023	2022
Deferred tax assets related to:
Reserve for credit losses	$22.2	$23.8
Tax credit carryforwards	15.7	13.1
Stock-based compensation, net	30.3	25.9
Net operating loss carry forwards	42.7	40.3
Capital loss carry forwards	23.4	23.9
Accruals	49.9	48.5
Operating lease liabilities	17.8	20.0
Deferred financing costs	—	9.3
Contractual obligations	46.2	51.5
Unrealized losses on debt securities	19.4	34.9
Other	5.0	3.3
Total	$272.6	$294.6
Deferred tax liabilities related to:
Property, equipment and capitalized software	(9.4)	(17.1)
Intangibles	(263.9)	(238.4)
Interest rate swaps	—	(20.3)
Operating lease assets	(13.8)	(16.2)
Deferred financing costs	(0.6)	—
Total	$(287.7)	$(292.0)
Valuation allowance	(100.7)	(131.4)
Deferred income taxes, net	$(115.8)	$(128.8)
Net deferred tax (liabilities) assets by jurisdiction are as follows:

	December 31,
(in millions)	2023	2022
United States	$(127.4)	$(137.8)
Australia	3.5	3.2
Europe	5.5	9.3
Singapore	2.7	(4.2)
Other	(0.1)	0.7
Deferred income taxes, net	$(115.8)	$(128.8)
The Company had approximately $552.5 million and $473.3 million of post apportionment state net operating loss carryforwards as of December 31, 2023 and 2022, respectively. The Company’s foreign net operating loss carryforwards were approximately $32.7 million and $62.7 million at December 31, 2023 and 2022, respectively. The Company had $29.1 million and no federal net operating loss carryforwards at December 31, 2023 and 2022, respectively. The U.S. state losses expire at various times through 2043. United States federal losses and foreign losses in Australia and the United Kingdom have indefinite carryforward periods.
At December 31, 2023, the Company’s valuation allowance primarily pertains to i) deferred tax assets on unrealized losses on debt securities included within accumulated other comprehensive loss, ii) foreign capital losses arising from a portion of the legal settlement of proceedings and appeals related to the acquisition of eNett and Optal, iii) net deferred tax assets for certain states and certain entities operating in Australia and the United Kingdom, and iv) a portion of U.S. foreign tax

Table of Contents	PART II
WEX INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
credits. In each case, the Company has determined it is not more likely than not that the benefits will be utilized. During 2023, the Company recorded a net tax benefit of $17.1 million and during 2022 and 2021, the Company recorded net tax expense of $7.0 million and $32.7 million, respectively, for changes to the valuation allowance. The following table provides a summary of the Company’s valuation allowance:

(in millions)	Balance at Beginning of Year	Charges to Expense	Releases	(Charges to)/ Releases from Accumulated Other Comprehensive Loss	Foreign Currency Translation	Balance at End of Year
Year ended December 31, 2022	$(95.0)	$(16.1)	$9.1	$(33.4)	$4.0	$(131.4)
Year ended December 31, 2023	$(131.4)	$(2.5)	$19.6	$14.9	$(1.3)	$(100.7)
The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The total amounts of interest and penalties recognized in the consolidated statements of operations were not material for the years ended December 31, 2023, 2022, and 2021. As of December 31, 2023 and 2022 the amount accrued for interest and penalties related to unrecognized tax benefits totaled $1.2 million and $1.5 million, respectively.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits excluding interest and penalties is as follows:

	Year ended December 31,
(in millions)	2023	2022	2021
Beginning balance	$7.5	$5.0	$4.1
Increases related to prior year tax positions	3.7	1.1	0.8
Increases related to current year tax positions	1.5	7.5	—
Decreases related to prior year tax positions	(2.6)	(0.5)	—
Settlements	—	(5.5)	—
Ending balance	$10.1	$7.5	$5.0
At December 31, 2023, the Company had $10.1 million of unrecognized tax benefits, which would decrease our effective tax rate if fully recognized. The Company does not expect any changes to the unrecognized tax benefits within the next twelve months as a result of settlements of certain examinations or expiration of statutes of limitations.
The Company’s primary tax jurisdictions are the United States, Australia and the United Kingdom. The Company or one of its subsidiaries files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions, where required. The Company is generally no longer subject to income tax examination after the three-year Internal Revenue Service statute of limitations. At December 31, 2023, U.S. state tax returns were no longer subject to tax examination for years prior to 2020. The tax years remaining open for income tax audits in the United Kingdom are 2021 through 2022, while the tax years open for audit in Australia are 2018 through 2022.
The Organization for Economic Cooperation and Development (“OECD”) Pillar Two global minimum tax rules, which generally provide for a minimum effective tax rate of 15 percent, are intended to apply for tax years beginning in 2024. On July 17, 2023, the OECD published Administrative Guidance proposing certain safe harbor rules that effectively extend certain effective dates to January 1, 2027. The Company is closely monitoring developments and evaluating the impact of these new rules, including eligibility to qualify for these safe harbor rules.

15.	Leases
The Company has non-cancelable operating lease arrangements for its office space that expire at various dates through 2035. The Company additionally rents vehicles and office equipment under agreements that may be canceled anytime. Certain of our office leases contain options to renew for one to three successive five-year periods beyond the initial term. For the majority of these leases we have concluded that we are not reasonably certain to exercise renewal options,

Table of Contents	PART II
WEX INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
therefore, the lease terms used to calculate those right-of-use assets and lease liabilities are not reflective of renewal options. The impact on our financial position from renewal options that have been recognized as part of our right-of-use assets and lease liabilities is immaterial.
The following table presents supplemental balance sheet information related to our operating leases:

(in millions)	Balance Sheet Location	December 31, 2023	December 31, 2022
Assets
Operating lease right-of-use assets	Other assets	$61.8	$66.9
Liabilities
Current operating lease liabilities	Accrued expenses and other current liabilities	12.0	11.8
Non-current operating lease liabilities	Other liabilities	66.0	70.6
Total lease liabilities		$78.0	$82.4
The following table presents the weighted average remaining lease term and discount rate:

Operating leases	December 31, 2023	December 31, 2022
Weighted average remaining term (in years)	8.6	9.4
Weighted average discount rate	4.6%	4.4%
Maturities of our operating lease liabilities are as follows:

(in millions)	December 31, 2023
2024	$15.2
2025	12.7
2026	10.7
2027	8.4
2028	8.0
Thereafter	39.6
Total lease payments	$94.5
Less: Imputed interest	(16.5)
Total lease obligations	$78.0
Less: Current portion of lease obligations	(12.0)
Long-term lease obligations	$66.0
We recognized $15.6 million, $19.5 million, and $24.3 million of operating lease expense during 2023, 2022 and 2021, respectively, which includes immaterial leases with a term of twelve months or less and variable lease costs, as well as immaterial lease expense related to equipment and vehicles. Operating lease expense is classified as general and administrative expenses on our consolidated statements of operations.
The following table presents supplemental cash flow and other information related to our leases:

Table of Contents	PART II
WEX INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions)	December 31, 2023	December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$12.7	$15.7

Non-cash transactions:
Right-of-use assets obtained in exchange for lease liabilities	$7.5	$1.9

16.	Financing and Other Debt
The following tables summarize the Company’s total outstanding debt as of:

	December 31, 2023		December 31, 2022
(in millions)	Balance Outstanding	Interest Rate	Balance Outstanding	Interest Rate
Short term debt:
Securitized debt	$101.9	5.85%	$110.6	3.83%
Participation debt	39.1	7.62%	39.0	6.64%
Borrowed federal funds	845.0	4.89%	—	—%
Current portion of long-term debt(5)	55.1	**	53.1	**
Total short term debt, net	$1,041.1		$202.6
** Provided for the total Amended and Restated Credit Agreement borrowings below.

	Balance Outstanding at:
(in millions)	December 31, 2023	December 31, 2022
Long-term debt:
Amended and Restated Credit Agreement:
Tranche A Term Loans due April 2026(1)	$843.9	$892.8
Tranche B Term Loans due April 2028(2)	1,402.3	1,416.8
Borrowings on Revolving Credit Facility due April 2026(1)	662.0	—
Total borrowings under the Amended and Restated Credit Agreement(3)	2,908.2	2,309.6
6.5% Convertible Notes, originally due July 2027	—	310.0
Total long-term debt(4)	2,908.2	2,619.6
Less total unamortized debt issuance costs/discounts	(25.6)	(44.3)
Less current portion of long-term debt(5)	(55.1)	(53.1)
Long-term debt, net	$2,827.5	$2,522.2
(1)Bears interest at variable rates, at the Company’s option, plus an applicable margin determined based on the Company’s consolidated leverage ratio. Outstanding borrowings under the Revolving Credit Facility are classified as long-term given they can be rolled forward with interest rate resets through maturity.
(2)As of December 31, 2023 and 2022, amounts outstanding bore interest at variable rates, at the Company’s option, plus an applicable margin, which was fixed at 1.25 percent for base rate borrowings and 2.25 percent with respect to Term SOFR borrowings.
(3)As of December 31, 2023 and December 31, 2022, amounts outstanding under the Amended and Restated Credit Agreement bore a weighted average effective interest rate of 7.3 percent and 6.4 percent, respectively. See Note 12, Derivative Instruments for discussion regarding interest rate swap contracts that were used to manage the interest rate risk associated with the Company’s outstanding variable-interest rate borrowings.
(4)See Note 18, Fair Value for information regarding the fair value of the Company’s debt.
(5)Current portion of long-term debt as of December 31, 2023 and December 31, 2022 is net of $8.3 million and $10.3 million, respectively, in unamortized debt issuance costs/discounts.

Table of Contents	PART II
WEX INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	December 31, 2023	December 31, 2022
Supplemental information under Amended and Restated Credit Agreement:
Letters of credit(1)	$36.8	$31.1
Remaining borrowing capacity on Revolving Credit Facility(2)	$731.2	$898.9
(1)Primarily collateralizing Corporate Payments processing activity.
(2)December 31, 2023 balance is reflective of the increased commitments resulting from the Third Amendment to Amended and Restated Credit Agreement entered into on September 26, 2023. Borrowing capacity is contingent on maintaining compliance with the financial covenants as defined in the Company’s Amended and Restated Credit Agreement. The Company pays a quarterly commitment fee at a rate per annum ranging from 0.25 percent to 0.50 percent of the daily unused portion of the Revolving Credit Facility (which was 0.25 percent at December 31, 2023 and 0.30 percent at December 31, 2022) determined based on the Company’s consolidated leverage ratio.
Amended and Restated Credit Agreement
As part of the Amended and Restated Credit Agreement, the Company has senior secured tranche A term loans (the “Tranche A Term Loans”), senior secured tranche B term loans (the “Tranche B Term Loans”), and revolving credit commitments. Prior to maturity, the Tranche A Term Loans and Tranche B Term Loans require quarterly principal payments of $12.2 million and $3.6 million, respectively. Under the Amended and Restated Credit Agreement, the Company has granted a security interest in substantially all of the assets of the Company, subject to certain exceptions including the assets of WEX Bank and certain foreign subsidiaries.
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
Convertible Notes
On August 11, 2023 (the “Repurchase Date”), the Company entered into a privately negotiated repurchase agreement with the holder of our Convertible Notes, WP Bronco Holdings, LLC, an affiliate of funds managed by Warburg Pincus LLC, to repurchase all of the outstanding $310.0 million aggregate principal amount of the Company’s Convertible Notes at 119 percent of par for a total purchase price of $370.4 million, inclusive of accrued and unpaid interest from and including July 15, 2023, to, but excluding, the Repurchase Date. At the time of repurchase, the net carrying amount of the Convertible Notes was $298.8 million, resulting in a loss on extinguishment of $70.1 million, which has been recorded within non-operating expense on the consolidated statement of operations for the year ended December 31, 2023.
Prior to repurchase, the holders of the Convertible Notes could opt to convert such Convertible Notes at any time prior to maturity, or earlier redemption or repurchase, based upon an initial conversion price of $200 per share of common stock, which the Company could elect to settle in cash, shares of the Company’s common stock, or a combination thereof. The Company accounted for the Convertible Notes and its conversion feature as a single unit of account. The debt discount and debt issuance costs associated with the Convertible Notes were amortized to interest expense using the effective interest rate method over the seven-year contractual life of the Convertible Notes. During each of the years ended December 31, 2022 and 2021 and through the date of repurchase, the Convertible Notes had an effective interest rate of 7.5 percent.

Table of Contents	PART II
WEX INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The Convertible Notes’ carrying amount consisted of the following:

(in millions)	December 31, 2023	December 31, 2022
Principal(1)	$—	$310.0
Less: Unamortized discounts	—	(10.9)
Less: Unamortized issuance cost	—	(1.8)
Net carrying amount of Convertible Notes	$—	$297.3
(1)Recorded within long-term debt, net on our consolidated balance sheets, offset by the long-term portion of unamortized discounts and issuance cost.
Interest was payable semi-annually in arrears on January 15 and July 15 of each year. At the Company’s option, interest was either payable in cash, through accretion to the principal amount of the Convertible Notes, or a combination of cash and accretion. Since inception and through the Repurchase Date, all interest payments due on the Convertible Notes were paid in cash. The following table sets forth total interest expense recognized for the Convertible Notes:

	Year Ended December 31,
(in millions)	2023	2022	2021
Interest on 6.5% coupon	$12.4	$20.2	$20.2
Amortization of debt discount and debt issuance costs	1.5	2.2	2.1
	$13.9	$22.4	$22.3
Under the terms of the private placement, for so long as Warburg Pincus continued to own at least 50 percent of the aggregate amount of the shares issued and the shares of common stock issuable upon conversion of the Convertible Notes, Warburg Pincus was entitled to nominate an individual to the board of directors. Such nominee was a managing director at Warburg Pincus LLC. As a member of our board of directors, such individual receives remuneration for their services, which was immaterial for the years ended December 31, 2023, 2022 and 2021.
Debt Covenants
The Amended and Restated Credit Agreement contains customary affirmative and negative covenants affecting the Company and its subsidiaries, including covenants limiting the Company’s ability to, among other things, incur debt, grant liens, make certain investments, pay dividends, repurchase equity interests and sell assets, subject to certain exceptions. The Amended and Restated Credit Agreement also contains customary financial maintenance covenants, including a consolidated interest coverage ratio and a consolidated leverage ratio, which were as follows as of December 31, 2023:
•a consolidated interest coverage ratio of no less than 3.00 to 1.00; and
•a consolidated leverage ratio of no more than 4.75 to 1.00.
The indenture governing the Convertible Notes contained customary covenants that, subject to certain customary exceptions, limited the Company’s ability to, among other things, incur additional debt. In connection with the repurchase of our Convertible Notes, this indenture was discharged and, as such, the Company is no longer subject to the restrictions contained in the indenture governing the Convertible Notes.
Securitization Facilities
Under securitized debt agreements, each month on a revolving basis, the Company sells certain of its Australian and European receivables to bankruptcy-remote subsidiaries consolidated by the Company, which in turn use the receivables as collateral to issue securitized debt. Amounts collected on the securitized receivables are restricted to pay the securitized debt and are not available for general corporate purposes. The Company pays interest on the outstanding balance of the securitized debt based on variable interest rates plus an applicable margin.
The Company’s securitized debt agreement for the securitization of its European receivables is with MUFG Bank, Ltd., has a maximum revolving borrowing limit of €55.0 million and expires April 2024, unless otherwise agreed to in writing by the parties. During September 2023, the Company entered into a new securitized debt facility with Australia and New Zealand Banking Group Limited (“ANZ”) for the securitization of its Australian receivables. This agreement has a maximum revolving borrowing limit of A$140.0 million and an initial term of twelve months through October 2024, annually

Table of Contents	PART II
WEX INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
renewable thereafter unless earlier terminated. During October 2023, the Company terminated its previously existing Australian securitized debt agreement, which was with MUFG Bank, Ltd., and the new facility with ANZ became effective.
Participation Debt
From time to time, WEX Bank enters into participation agreements with third-party banks to fund customers’ balances that exceed WEX Bank’s lending limit to individual customers. Associated unsecured borrowings generally carry a variable interest rate set according to an applicable reference rate plus a margin, which ranged from 2.25 percent to 2.50 percent as of December 31, 2023 and 2022.
As of December 31, 2023, the Company had outstanding participation agreements that allow for total borrowings of up to $70.0 million and expire at various points through 2024, unless otherwise agreed to in writing by the parties.
Borrowed Federal Funds
WEX Bank borrows from uncommitted federal funds lines to supplement the financing of the Company’s accounts receivable. Federal funds lines of credit were $517.0 million as of December 31, 2023. WEX Bank had $70.0 million in outstanding borrowings under these federal funds lines of credit as of December 31, 2023 and no outstanding borrowings as of December 31, 2022.
On March 12, 2023, the Federal Reserve Board announced the BTFP, which provides liquidity to U.S. depository institutions. This program allows bank loans for up to one year in length, collateralized by the par value of qualifying assets. Under the BTFP, WEX Bank is able to refinance outstanding obligations without penalty. As of December 31, 2023, WEX Bank had $775.0 million in outstanding borrowings from the BTFP due in December of 2024 with an interest rate of 4.84 percent. At December 31, 2023, debt securities with a par value of $775.7 million and fair value of $704.1 million were pledged as collateral.
Other
As of December 31, 2023, WEX Bank pledged $217.3 million of fleet receivables held by WEX Bank to the Federal Reserve Bank as collateral for potential borrowings through the Federal Reserve Bank Discount Window. Amounts that can be borrowed are based on the amount of collateral pledged and were $151.8 million as of December 31, 2023. WEX Bank had no borrowings outstanding on this line of credit through the Federal Reserve Bank Discount Window as of December 31, 2023 and 2022.
Debt Commitments
The table below summarizes the Company’s annual principal payments on its total debt for each of the next five years:

(in millions)
2024	$1,049.3
2025	$63.3
2026	$1,422.5
2027	$14.4
2028	$1,344.7

Table of Contents	PART II
WEX INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17.	Employee Benefit Plans
The Company sponsors a 401(k) retirement and savings plan for U.S. employees. Eligible employees may participate in the plan immediately. The Company’s employees who are at least 18 years of age and have completed one year of service are eligible for Company matching contributions in the plan. The Company matches 100 percent of each employee’s contributions up to a maximum of 6 percent of each employee’s eligible compensation. All contributions vest immediately. WEX has the right to discontinue the plan at any time. Contributions to the plan are voluntary. The Company contributed $18.2 million, $16.8 million and $15.1 million in matching funds to the plan for the years ended December 31, 2023, 2022 and 2021, respectively.
The Company also sponsors deferred compensation plans for certain employees designated by the Company. Participants may elect to defer receipt of designated percentages or amounts of their compensation and the Company provides a match of up to 6 percent of a portion of the participant’s applicable contributions, which was immaterial for the years ended December 31, 2023, 2022 and 2021. The Company maintains a grantor’s trust to hold the assets under these plans, which are recorded at fair value. The assets and equally offsetting related obligations totaled $13.7 million and $11.1 million at December 31, 2023 and 2022, respectively. The assets are included in prepaid expenses and other current assets and other assets on the consolidated balance sheets, as applicable, and the related obligations are included in accrued expenses and other current liabilities and other liabilities on the consolidated balance sheets, as applicable. Refer to Note 18, Fair Value, for further information.
The Company has defined benefit pension plans in several foreign countries. The total net unfunded status for the Company’s foreign defined benefit pension plans was $3.8 million and $3.4 million as of December 31, 2023 and 2022, respectively. These obligations are recorded in accrued expenses and other current liabilities and other liabilities in the consolidated balance sheets, as applicable. The Company measures these plan obligations at fair value on an annual basis, with any changes recorded to earnings. The aggregate cost for these plans was insignificant to the consolidated financial statements for all periods presented.

Table of Contents	PART II
WEX INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

18.	Fair Value
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the Company’s financial instruments that are measured at fair value on a recurring basis:

		December 31,
(in millions)	Fair Value Hierarchy	2023	2022
Financial Assets:
Money market mutual funds(1)	1	$25.5	$35.1
U.S. Treasury bills(1)	2	$10.4	$—

Investment securities, current:
Debt securities:
U.S. treasury notes	2	378.6	364.1
Corporate debt securities	2	1,068.8	497.8
Municipal bonds	2	65.7	45.0
Asset-backed securities	2	581.6	190.7
Mortgage-backed securities	2	927.4	297.7
Total		$3,022.1	$1,395.3

Investment securities, non-current:
Debt securities	2	$28.4	$14.5
Fixed-income mutual fund	1	25.5	24.5
Pooled investment fund measured at NAV(2)		12.9	9.0
Total		$66.8	$48.0

Executive deferred compensation plan trust(3)	1	$13.7	$11.1
Interest rate swaps(4)	2	$—	$81.4

Liabilities:
Contingent consideration(5)	3	$186.2	$206.4
(1)The fair value is recorded in cash and cash equivalents.
(2)The fair value of this security is measured at NAV as a practical expedient and has not been classified within the fair value hierarchy. The amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheets.
(3)The fair value of these assets is recorded as current or long-term based on the timing of the Company’s executive deferred compensation plan payment obligations. At December 31, 2023, $1.7 million and $12.0 million in fair value was recorded within prepaid expenses and other current assets and other assets, respectively. At December 31, 2022, $1.9 million and $9.2 million in fair value was recorded within prepaid expenses and other current assets and other assets, respectively.
(4)The fair value of these assets was recorded as current or long-term depending on the timing of expected discounted cash flows. At December 31, 2022, $45.3 million and $36.1 million in fair value was recorded within prepaid expenses and other current assets and other assets, respectively.
(5)The fair value of this liability is recorded as current or long-term based on the timing of expected payments. At December 31, 2023, $64.5 million and $121.7 million in fair value was recorded within accrued expenses and other current liabilities and other liabilities,

Table of Contents	PART II
WEX INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
respectively. At December 31, 2022, $28.7 million and $177.7 million in fair value was recorded within accrued expenses and other current liabilities and other liabilities, respectively.
MONEY MARKET MUTUAL FUNDS
A portion of the Company’s cash and cash equivalents are invested in money market mutual funds that primarily consist of short-term government securities, which are classified as Level 1 in the fair value hierarchy because they are valued using quoted market prices for identical instruments in an active market.
U.S. TREASURY BILLS
A portion of the Company’s cash and cash equivalents are invested in U.S. treasury bills with maturities of 30 days or less, which are classified as Level 2 in the fair value hierarchy because they are valued using quoted market prices for similar or identical instruments in a market that is not active.
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
POOLED INVESTMENT FUND
The pooled investment fund maintains individual capital accounts for each investor, which reflect each individual investor’s share of the NAV of the fund. As of December 31, 2023, the Company had no unfunded commitments with respect to the fund. Investments in the fund may be redeemed monthly with 30 days’ notice.
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
CONTINGENT CONSIDERATION
As part of the asset acquisition from Bell Bank discussed in Note 4, Acquisitions, the Company is obligated to pay additional consideration to Bell Bank contingent upon increases in the Federal Funds rate. The Company determines the fair value of this contingent consideration derivative liability based on discounted cash flows using the difference between the baseline Federal Funds rate in the purchase agreement with Bell Bank and future forecasted Federal Funds rates over the agreement term. The forecasted Federal Funds rates represent a Level 3 input within the fair value hierarchy. The resulting probability-weighted contingent consideration amounts were discounted using a rate of 3.84 percent and 3.52 percent as of December 31, 2023 and 2022, respectively. Due to significant increases in the Federal Funds rate, the fair value of the Company’s contingent consideration derivative liability at December 31, 2023 is effectively measured at the present value of the maximum remaining contingent consideration payable under the arrangement and accordingly, the fair value could not materially increase. A significant decrease in the Federal Funds rate could result in a material decrease in the derivative liability.

Table of Contents	PART II
WEX INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The Company records changes in the estimated fair value of the contingent consideration in the consolidated statements of operations. Changes in the contingent consideration derivative liability are measured at fair value on a recurring basis using unobservable inputs (Level 3) and during the years ended December 31, 2023 and 2022 were as follows:

(in millions)	December 31, 2023	December 31, 2022
Contingent consideration – beginning of the year	$206.4	$67.3
Payments of contingent consideration(1)	(28.7)	—
Change in estimated fair value	8.5	139.1
Contingent consideration – end of the year	$186.2	$206.4
(1)The Company has presented $27.2 million of this payment, which represents the fair value of the contingent consideration at acquisition date, within net cash provided by financing activities in the consolidated statement of cash flows. The remainder has been included in net cash provided by (used for) operating activities, specifically within changes in accrued expenses and other current and long-term liabilities.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The Company recorded a goodwill impairment charge of $136.5 million during the year ended December 31, 2022 to write down the carrying value of certain reporting units to fair value using Level 3 inputs. See Note 9, Goodwill and Other Intangible Assets for a description of the valuation techniques and inputs used for the fair value measurement. The Company had no other assets and liabilities measured at fair value on a non-recurring basis during the years ended December 31, 2023 and 2022.
Assets and Liabilities Measured at Carrying Value, for which Fair Value is Disclosed
The fair value of the Company’s financial instruments, which are measured and reported at carrying value, is as follows for the periods indicated:

	December 31, 2023		December 31, 2022
(in millions)	Carrying value	Fair value	Carrying value	Fair value
Tranche A Term Loans(1)	$843.9	**	$892.8	**
Tranche B Term Loans(1)	1,402.3	**	1,416.8	**
Outstanding borrowings on Revolving Credit Facility(1)	662.0	**	—	—
Convertible Notes(2)	—	—	310.0	330.0
Contractual deposits with maturities in excess of one year(3)	129.8	**	334.2	308.1
**   Fair value approximates carrying value due to the instruments’ variable rates approximating market interest rates.
(1)The Company determines the fair value of borrowings on the Revolving Credit Facility and Tranche A Term Loans and Tranche B Term Loans based on market rates for the issuance of the Company’s debt, which are Level 2 inputs in the fair value hierarchy.
(2)The Company determined the fair value of the Convertible Notes outstanding using our stock price and volatility, the conversion premium on the Convertible Notes and effective interest rates for similarly-rated credit issuances, all of which are Level 2 inputs in the fair value hierarchy. On August 11, 2023, the Company repurchased all of the outstanding aggregate principal amount of the Company’s Convertible Notes and the repurchased Convertible Notes were canceled by the trustee at the instruction of the Company.
(3)The Company determines the fair value of its contractual deposits with maturities in excess of one year using current market interest rates for deposits of similar remaining maturities, which are Level 2 inputs in the fair value hierarchy.
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

Table of Contents	PART II
WEX INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19.	Redeemable Non-Controlling Interest
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
As part of WEX Inc.’s purchase of the HSA contractual rights from Bell Bank on April 1, 2021, WEX Inc. and SBI entered into the PO Holding Operating Agreement, which reflected the Company’s purchase of $11.2 million of SBI’s non-controlling interest in PO Holding, which reduced SBI’s ownership percentage to 4.53 percent. Pursuant to the PO Holding Operating Agreement, SBI subsequently elected to participate in the equity financing of the June 1, 2021 benefitexpress Acquisition, which was facilitated through the Subscription Agreement, under which SBI agreed to pay the Company $12.5 million, equal to 4.53 percent of the purchase price. This receivable was ultimately offset against deferred payments owed by WEX Inc. to SBI with respect to the asset acquisition from Bell Bank.
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
The following table presents the changes in the Company’s redeemable non-controlling interest during the year ended December 31, 2022:

(in millions)
Balance, beginning of year	$254.1
Net income attributable to redeemable non-controlling interest	0.3
Change in value of redeemable non-controlling interest	(37.8)
Repurchase of non-controlling interest	(216.6)
Balance, end of year	$—

20.	Commitments and Contingencies
Litigation and Regulatory Matters
The Company is subject to litigation, claims and regulatory matters in the ordinary course of business. As of the date of this filing, the current estimate of a reasonably possible loss contingency from all legal or regulatory proceedings is not material to the Company’s consolidated financial position, results of operations, cash flows or liquidity.
Extension of Credit to Customers
We have entered into commitments to extend credit in the ordinary course of business. We had $9.4 billion of unused commitments to extend credit at December 31, 2023, as part of established customer agreements. These amounts may increase or decrease during 2024 as we increase or decrease credit to customers, subject to appropriate credit reviews, as part of our lending product agreements. Many of these commitments are not expected to be utilized. We can adjust

Table of Contents	PART II
WEX INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
Unfunded Commitments
As a member bank, we have committed to providing a line of credit for the funding of up to a maximum of $15.0 million in loans to a nonprofit, community development financial institution to facilitate their offering of flexible financing for affordable, quality housing to assist Utah’s low and moderate-income residents. As of December 31, 2023, the Company has funded $3.7 million against this line of credit, which has been included on the consolidated balance sheet within accounts receivable. The Company’s remaining unused line of credit commitment as of December 31, 2023 was $11.3 million and extends through August 2024.
As of December 31, 2023, the Company has entered into certain subscription and limited partnership agreements for limited partnership investment of up to $10.0 million in certain venture capital funds investing in climate/alternative energy technologies. Payment on such commitments are due, from time to time, upon the request by the partnerships’ general partners up until the tenth anniversary of the respective final closing date for each venture fund, except as otherwise modified in accordance with the terms of the respective limited partnership agreements.
Minimum Volume and Spend Commitments
Under existing contractual arrangements, the Company is required to purchase a minimum amount of fuel from certain fuel suppliers on an annual basis. Upon failing to meet these minimum volume commitments, a penalty is assessed as defined under the contracts. During June 2022, the Company and its European fuel suppliers amended existing contracts, modifying both prior period and future minimum volume commitments through 2025. As a result of these amendments, the Company reversed previously accrued penalties totaling approximately $7 million to revenue within the consolidated statement of operations during 2022. Shortfall penalties incurred under the amended contracts were immaterial and $2.7 million for the years ended December 31, 2023 and 2022, respectively. Shortfall penalties incurred under previously existing contracts were $6.0 million during the year ended December 31, 2021. If the Company were not to purchase any fuel under these commitments after December 31, 2023, it would incur additional penalty expense totaling $15.7 million through 2025. The Company considers the risk of incurring this maximum penalty to be remote based on current operations.
The Company is subject to minimum annual spend commitments as part of negotiated contracts for certain IT and non-IT related services. Minimum spend commitments under significant non-cancelable contracts as of December 31, 2023 totaled approximately $54.1 million.

21.	Dividend and Net Asset Restrictions
The Company has certain restrictions on the dividends it may pay, including those under the Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement allows us to make certain restricted payments (including dividends), subject to regulator approval, if we are able to demonstrate pro forma compliance with a consolidated leverage ratio, as defined in the Amended and Restated Credit Agreement, of no more than 2.75 to 1.00 for the most recent period of four fiscal quarters after execution of a restricted payment. Additionally, as long as the Company would be in compliance with its consolidated interest coverage ratio, the Company may make annual restricted payments, including dividends, of up to $300.0 million initially, increasing by $50.0 million at the beginning of each subsequent fiscal year, such that the maximum payment amount will be $450.0 million for fiscal 2024. The Company has not declared any dividends on its common stock since it commenced trading on the NYSE on February 16, 2005.
Dividends paid by WEX Bank to WEX Inc. have historically provided a substantial part of the Company’s operating funds and for the foreseeable future it is anticipated that dividends paid by WEX Bank will continue to be a source of operating funds to the Company. Capital adequacy requirements serve to limit the amount of dividends that may be paid by WEX Bank. WEX Bank is chartered under the laws of the State of Utah and the FDIC insures its deposits. Under Utah law, WEX Bank may only pay a dividend out of net profits after it has (i) provided for all expenses, losses, interest and taxes accrued or due from WEX Bank and (ii) transferred to a surplus fund 10 percent of its net profits before dividends for the period covered by the dividend, until the surplus reaches 100 percent of its capital stock. For purposes of these Utah dividend

Table of Contents	PART II
WEX INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
limitations, WEX Bank’s capital stock is $116.3 million and its capital surplus exceeds 100 percent of capital stock. Under FDIC regulations, WEX Bank may not pay any dividend if, following the payment of the dividend, WEX Bank would be “undercapitalized,” as defined under the Federal Deposit Insurance Act and applicable regulations. The FDIC also has the authority to prohibit WEX Bank from engaging in business practices that the FDIC considers to be unsafe or unsound, which, depending on the financial condition of WEX Bank, could include the payment of dividends. As a result of these regulations, WEX Bank is restricted in its ability to transfer a portion of its net assets to WEX Inc. As of December 31, 2023, these restricted net assets approximated 17 percent of the Company’s total consolidated net assets. WEX Bank complied with the aforementioned dividend restrictions for each of the years ended December 31, 2023, 2022 and 2021.
Certain of the Company’s other subsidiaries have restrictions on their ability to dividend funds to WEX Inc. due to specific legal or regulatory restrictions. As of December 31, 2023, such restrictions represented less than 1 percent of the Company’s total consolidated net assets.
Although the restrictions set forth above cap the amount of funding that WEX Bank and certain of the Company’s other subsidiaries can transfer to WEX Inc., we do not believe these restrictions will have a material impact on our ability to fund operating needs.

22.	Stock-Based Compensation
Under the Amended and Restated 2019 Equity and Incentive Plan (the “Amended 2019 Plan”), the Company regularly grants equity awards in the form of stock options, restricted stock, RSUs and other stock-based awards to certain employees and directors, which vest over specified terms so long as the employee remains employed by WEX through the vesting dates, as further described below. Notwithstanding the foregoing, such equity awards provide for accelerated vesting in the event of death, upon a change of control (as defined in the Amended 2019 Plan), and beginning with awards granted during 2022, upon retirement (subject to provisions defined in the Amended 2019 Plan). There were 2.6 million shares of common stock available for grant for future equity compensation awards under the Amended 2019 Plan as of December 31, 2023.
Stock-based compensation expense recognized under our equity incentive plans was $127.0 million, $97.9 million and $74.8 million for 2023, 2022 and 2021, respectively. The associated tax benefit related to these costs was $23.1 million, $16.9 million and $14.1 million, for 2023, 2022 and 2021, respectively.
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
The following is a summary of RSU activity during the year ended December 31, 2023:

(in millions except per share data)	Units	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2023	0.4	$164.69
Granted	0.3	178.28
Vested, including 0.1 shares withheld for tax(1)	(0.2)	159.73
Forfeited	—	171.56
Unvested at December 31, 2023	0.5	$176.06
(1)The Company withholds shares of common stock to pay the minimum required statutory taxes due upon RSU vesting. Cash is then remitted by the Company to the appropriate taxing authorities.

Table of Contents	PART II
WEX INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
As of December 31, 2023, there was $47.6 million of total unrecognized compensation cost related to RSUs. That cost is expected to be recognized over a weighted-average period of 1.2 years. The total grant-date fair value of RSUs granted was $58.4 million, $45.9 million and $44.5 million during 2023, 2022 and 2021, respectively. The total grant-date fair value of RSUs that vested during 2023, 2022 and 2021 was $39.2 million, $46.3 million and $24.4 million, respectively.
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
Performance-based restricted stock units with a market condition
The Company has periodically granted employees PBRSUs with an added relative TSR modifier to scale the payment up or down by +/- 15 percent. The TSR modifier’s performance period generally spans three years and the ultimate modifier is based on the Company’s TSR relative to the TSR of the companies included in the S&P MidCap 400 Index over the specified TSR performance period.
Grant-date fair value of PBRSUs with market conditions
The grant date fair value of awards with market conditions is estimated on the date of grant using a Monte-Carlo simulation model used to simulate a distribution of future stock price paths based on historical volatility levels. The key inputs for the fair values and other relevant information by grant date are outlined below:

Grant date	6/15/2022	3/15/2021
Risk-free interest rate	3.04%	0.29%
Stock price(1)	$161.08	$226.02
Expected stock price volatility	37.31%	53.65%
Weighted-average fair value per share(1)	$158.25	$238.92
(1)At the date of grant
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
Rollforward of PBRSUs
The following is a summary of PBRSU activity during the year ended December 31, 2023:

(in millions except per share data)	Shares	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2023	0.6	$208.94
Granted	0.3	173.96
Forfeited	(0.1)	186.11
Vested, including an immaterial amount of shares withheld for tax(1)	(0.1)	246.28
Performance adjustment(2)	0.1	NM
Unvested at December 31, 2023	0.8	$184.81

Table of Contents	PART II
WEX INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
NM - Not meaningful
(1)The Company withholds shares of common stock to pay the minimum required statutory taxes due upon PBRSU vesting. Cash is then remitted by the Company to the appropriate taxing authorities.
(2)Reflects adjustments to the number of shares of PBRSUs expected to vest based on the change in estimated performance attainments during the year ended December 31, 2023. This adjustment does not include the impact on awards as a result of expected market condition attainments until the attainment measurement period concludes.
As of December 31, 2023, there was $47.0 million of unrecognized compensation cost related to PBRSUs that is expected to be recognized over a weighted-average period of 1.6 years. The total grant-date fair value of PBRSUs granted during 2023, 2022 and 2021 was $42.4 million, $39.5 million and $34.9 million, respectively. The total grant-date fair value of PBRSUs that vested during 2023, 2022 and 2021 was $16.3 million, $17.2 million and $23.7 million, respectively.
Stock Options
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

	2023	2022	2021
Weighted average grant date fair value	$81.65	$70.82	$92.82
Weighted average expected term (in years)	6	6	6
Weighted average exercise price	$173.56	$163.22	$226.02
Expected stock price volatility	43.64%	42.23%	41.81%
Risk-free interest rate	3.55%	2.13%	1.05%
Expected term – Based on the Company’s limited history of option exercises and its granting of stock options with “plain vanilla” characteristics, the Company uses the simplified method to estimate the expected term of its employee stock options. The expected term assumption represents the period of time that options granted are expected to be outstanding.
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

Table of Contents	PART II
WEX INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following is a summary of all stock option activity during the year ended December 31, 2023:

(in millions, except per share data or as otherwise indicated)	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2023	0.8	$145.44
Granted	0.2	173.58
Exercised	(0.1)	117.59
Forfeited or expired	(0.1)	179.58
Outstanding at December 31, 2023	0.8	$155.58	6.7	$34.3
Exercisable at December 31, 2023	0.5	$142.55	5.4	$26.8
Expected to vest at December 31, 2023	0.3	$174.64	8.7	$7.3
As of December 31, 2023, there was $13.2 million of total unrecognized compensation cost related to options. That cost is expected to be recognized over a weighted-average period of 1.2 years. The total intrinsic value of options exercised during the years ended December 31, 2023, 2022 and 2021 was $10.1 million, $2.2 million and $48.1 million, respectively.
Deferred Stock Units
Non-employee directors may elect to defer their cash fees and RSUs in the form of DSUs. These awards are distributed as common stock 200 days immediately following the date upon which such director’s service as a member of the Company’s Board of Directors terminates for any reason. There were approximately 0.1 million DSUs outstanding as of both December 31, 2023 and 2022. DSU activity is included in the RSU table above. Unvested DSUs as of December 31, 2023 and 2022 were not material.

23.	Restructuring Activities
During October 2022, the Company commenced a restructuring initiative as a result of its global review of operations in light of the executive leadership team reorganization that became effective January 1, 2022. The review of operations identified certain opportunities to further streamline the business and position WEX for future growth. The restructuring charges related to this initiative, which primarily consisted of employee separation costs, were $9.2 million as of December 31, 2022, $4.7 million of which was recorded within our Mobility segment, $0.6 million within our Corporate Payments segment, $1.6 million within our Benefits segment and $2.3 million within our unallocated corporate expenses. Approximately half of these costs have been reflected within general and administrative expense with the remaining costs split between cost of services and sales and marketing expenses on the consolidated statements of operations. Restructuring costs accrued and unpaid as of December 31, 2022 were $6.1 million and included within accrued expenses and other current liabilities on the consolidated balance sheet. There were no material remaining accrued and unpaid restructuring charges as of December 31, 2023.

Table of Contents	PART II
WEX INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

24.	Segment Information
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
The CODM evaluates the financial performance of each segment using segment adjusted operating income, which excludes unallocated corporate expenses, acquisition-related intangible amortization, other acquisition and divestiture related items, debt restructuring costs, stock-based compensation, other costs and certain non-recurring or non-cash operating charges that are not core to our operations, as applicable depending on the period presented. We do not allocate assets to our operating segments as the Company does not produce such information internally, nor does it use such data to assess our performance.
The following tables present the Company’s segment disclosures:
Segment revenues

	Year Ended December 31, 2023
(in millions)	Mobility	Corporate Payments	Benefits	Total
Payment processing revenue	$695.0	$428.0	$90.7	$1,213.7
Account servicing revenue	168.6	42.1	435.7	646.4
Finance fee revenue	312.9	1.0	0.3	314.2
Other revenue	206.2	25.8	141.7	373.7
Total revenues	$1,382.7	$496.9	$668.4	$2,548.0

	Year Ended December 31, 2022
(in millions)	Mobility	Corporate Payments	Benefits	Total
Payment processing revenue	$720.2	$353.7	$81.9	$1,155.9
Account servicing revenue	169.2	42.9	357.3	569.3
Finance fee revenue	359.7	0.6	0.1	360.5
Other revenue	194.6	5.1	65.2	264.9
Total revenues	$1,443.7	$402.3	$504.5	$2,350.5

	Year Ended December 31, 2021
(in millions)	Mobility	Corporate Payments	Benefits	Total
Payment processing revenue	$513.4	$274.1	$71.5	$859.0
Account servicing revenue	168.4	44.2	314.4	526.9
Finance fee revenue	254.3	0.9	0.1	255.3
Other revenue	175.4	5.8	28.2	209.4
Total revenues	$1,111.4	$324.9	$414.2	$1,850.5

Table of Contents	PART II
WEX INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
No one customer accounted for more than 10 percent of the total consolidated revenue in 2023, 2022 or 2021.
Segment adjusted operating income

	Year ended December 31,
(in millions)	2023	2022	2021
Segment adjusted operating income:
Mobility	$599.4	$693.4	$557.1
Corporate Payments	277.2	192.7	86.9
Benefits	241.8	133.7	104.4
Total segment adjusted operating income	$1,118.4	$1,019.8	$748.4

Reconciliation:
Total segment adjusted operating income	$1,118.4	$1,019.8	$748.4
Less:
Unallocated corporate expenses	103.0	84.5	78.2
Acquisition-related intangible amortization	184.0	170.5	181.7
Other acquisition and divestiture related items	6.6	17.9	40.5
Impairment charges	—	136.5	—
Debt restructuring costs	—	—	6.2
Stock-based compensation	131.6	100.7	76.6
Other costs	46.1	39.9	23.2
Operating income	$647.1	$469.8	$342.0
Financing interest expense, net of financial instruments	(204.6)	(47.5)	(89.2)
Net foreign currency gain (loss)	4.9	(22.7)	(12.3)
Other income	—	—	3.6
Loss on extinguishment of Convertible Notes	(70.1)	—	—
Change in fair value of contingent consideration	(8.5)	(139.1)	(40.1)
Income before income taxes	$368.8	$260.5	$203.9

Table of Contents	PART II
WEX INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Other segment reportable income and expense information

(in millions)	Mobility	Corporate Payments	Benefits
Year Ended December 31, 2023:
Interest income(1)	$17.5	$21.6	$109.1
Operating interest expense	$69.5	$9.4	$5.3
Depreciation(2)	$40.9	$19.5	$27.2

Year Ended December 31, 2022:
Interest income(1)	$6.5	$1.3	$32.2
Operating interest expense	$13.9	$5.8	$0.9
Depreciation(2)	$44.9	$15.2	$26.5

Year Ended December 31, 2021:
Interest income(1)	$1.8	$—	$2.7
Operating interest expense	$6.8	$2.3	$0.1
Depreciation(2)	$47.5	$14.1	$25.1
(1)The amounts of interest income disclosed by reportable segment are included within other revenue in the preceding tables.
(2)Does not include amortization of intangible assets as such amortization is not included in determining segment adjusted operating income.
Geographic Data
Revenue by principal geographic area, based on the country in which the sale originated, was as follows:

	Year ended December 31,
(in millions)	2023	2022	2021
United States	$2,193.8	$2,062.0	$1,642.7
Other international(1)	354.2	288.5	207.8
Total revenues	$2,548.0	$2,350.5	$1,850.5
(1)No single country within made up more than 5 percent of total revenues for any of the years presented.
Net property, equipment and capitalized software is subject to geographic risks because it is generally difficult to move and relatively illiquid. Net property, equipment and capitalized software by principal geographic area was as follows:

	Year ended December 31,
(in millions)	2023	2022	2021
United States	$231.7	$193.0	$170.6
Other international(1)	11.2	9.2	8.9
Net property, equipment and capitalized software	$242.9	$202.2	$179.5
(1)No single country within made up more than 5 percent of total net property, equipment and capitalized software for any of the years presented.

Table of Contents	PART II
WEX INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Quantitative measures established by regulation to ensure capital adequacy require WEX Bank to maintain minimum amounts and ratios as defined in the regulations. As of December 31, 2023, the most recent FDIC exam report categorized WEX Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events subsequent to that examination report that management believes have changed WEX Bank’s capital rating.
The following table presents WEX Bank’s actual and regulatory minimum capital amounts and ratios:

(in millions)	Actual Amount	Ratio	Minimum for Capital Adequacy Purposes Amount	Ratio	Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions Amount	Ratio
December 31, 2023
Total Capital to risk-weighted assets	$727.2	16.27%	$357.5	8.00%	$446.9	10.00%
Tier 1 Capital to average assets	$675.2	10.21%	$264.4	4.00%	$330.5	5.00%
Common equity to risk-weighted assets	$675.2	15.11%	$201.1	4.50%	$290.5	6.50%
Tier 1 Capital to risk-weighted assets	$675.2	15.11%	$268.1	6.00%	$357.5	8.00%
December 31, 2022
Total Capital to risk-weighted assets	$595.6	15.16%	$314.4	8.00%	$393.0	10.00%
Tier 1 Capital to average assets	$546.2	10.22%	$213.7	4.00%	$267.1	5.00%
Common equity to risk-weighted assets	$546.2	13.90%	$176.8	4.50%	$255.4	6.50%
Tier 1 Capital to risk-weighted assets	$546.2	13.90%	$235.8	6.00%	$314.4	8.00%

26.	Preferred Stock
Our Board of Directors is expressly authorized to provide for the issuance of up to 10.0 million shares of Preferred Stock, $0.01 par value per share (“Preferred Stock”), in one or more classes or series. Each such class or series of Preferred Stock shall have such voting powers, designations, preferences, qualifications and special or relative rights or privileges, limitations or restrictions thereof, as shall be determined by the Board of Directors, which may include, among others, redemption provisions, dividend rights, liquidation preferences, and conversion rights. There are no shares of Preferred Stock outstanding as of December 31, 2023 and 2022.

27.	Related Party Transactions
During the years ended December 31, 2023, 2022 and 2021, WEX has had certain transactions with parties determined to be related to the Company through equity interests. Such related parties included:
SBI/Bell Bank – No longer a related party at December 31, 2022 due to the Company’s repurchase of SBI’s equity interest in PO Holding during 2022. See Note 4, Acquisitions and Note 19, Redeemable Non-Controlling Interest for further information regarding transactions between the Company and these parties.

Table of Contents	PART II
WEX INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Warburg Pincus – During 2023, Warburg Pincus sold all of its issued shares of WEX common stock and the Company repurchased all of the Company’s outstanding Convertible Notes held by Warburg Pincus. See Note 16, Financing and Other Debt, for further information regarding transactions between the Company and this related party.

28.	Subsequent Events
On February 15, 2024, the Company's board of directors authorized an amended share repurchase program under which up to an additional $400.0 million worth of WEX's common stock may be repurchased by the Company through December 31, 2025, expanding the total authorization from $650.0 million to $1.05 billion.

Table of Contents	PART II
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls
and Procedures
Our management, under the supervision and with the participation of the principal executive officer and principal financial officer of WEX Inc., evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2023. “Disclosure controls and procedures” are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports it files or submits under the Exchange Act, is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, the principal executive officer and principal financial officer of WEX Inc. concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2023.
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
Under the supervision of and with the participation of management, including the principal executive officer and principal financial and accounting officer, an evaluation was conducted of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by The Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s evaluation under the framework in Internal Control - Integrated Framework (2013), management concluded that WEX Inc.’s internal control over financial reporting was effective as of December 31, 2023.
On September 1, 2023, the Company acquired certain entities collectively referred to as Ascensus Health & Benefits, a line of business of Ascensus. On November 1, 2023, the Company acquired Payzer Holdings, Inc. Management excluded these businesses from its assessment of the effectiveness of the Company’s internal control over financial reporting as of

Table of Contents	PART II
December 31, 2023. These exclusions were in accordance with Securities and Exchange Commission guidance that an assessment of a recently acquired business’s internal control over financial reporting may be omitted from management’s report on internal control over financial reporting in the year of acquisition of the business. These businesses represented, in aggregate, less than 1.0 percent of the Company’s total consolidated assets (excluding goodwill and intangibles, which are included within the scope of the assessment) and less than 1.0 percent of total consolidated revenues, as of and for the year ended December 31, 2023.
The effectiveness of our internal control over financial reporting as of December 31, 2023, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Table of Contents	PART II
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of WEX Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of WEX Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 23, 2024, expressed an unqualified opinion on those financial statements.
As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Ascensus Health & Benefits, and Payzer Holdings, Inc., which were acquired on September 1, 2023 and November 1, 2023, respectively, and whose financial statements in aggregate constitute less than 1.0% of total assets (excluding goodwill and intangibles) and less than 1.0% of total revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2023. Accordingly, our audit did not include the internal control over financial reporting at Ascensus Health & Benefits, and Payzer Holdings, Inc.
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

/s/ Deloitte & Touche LLP
Boston, Massachusetts
February 23, 2024

Table of Contents	PART II
ITEM 9B. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the fiscal quarter ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f)) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c), except as disclosed in the table following:

Name and Title	Date Adopted (“A”) or Terminated (“T”)	Character of Trading Arrangement	Maximum Aggregate Number of Shares of Common Stock to be Purchased or Sold Pursuant to the Trading Arrangement	Duration of Trading Arrangement
Jagtar Narula Chief Financial Officer	(A) November 14, 2023	Rule 10b5-1 trading arrangement	Up to 8,091 shares to be sold(1)	March 5, 2024 - December 13, 2024
(1)This number includes up to 6,366 shares of common stock subject to RSUs previously granted to Mr. Narula (the “RSU Shares”) that vest on March 15, 2024 and June 15, 2024. The aggregate number of RSU Shares that will be available for sale is not yet determinable because the shares available will be net of shares sold to satisfy tax withholding obligations that arise in connection with the vesting and settlement of such RSU awards. As such, for purposes of this disclosure, the shares included in this table reflect the aggregate maximum number of shares underlying Mr. Narula’s RSUs without excluding the shares that will be sold to satisfy the tax withholding obligations.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
See the information in the Company’s definitive proxy statement to be delivered to stockholders in connection with the 2024 Annual Meeting of Stockholders (the “2024 Proxy Statement”) set forth under the captions “Executive Officers” and “Governance” and the related subsections including “The Board of Directors” and “Delinquent Section 16(a) Reports,” if applicable, which information is incorporated herein by reference.
Website Availability of Corporate Governance and Other Documents
The following documents are available within the Governance documents page of the investor relations section of the Company’s website, www.wexinc.com: (1) WEX Code of Business Conduct and Ethics, which covers all employees, officers and our board of directors, (2) the Company’s Corporate Governance Guidelines and (3) key board of directors’ committee charters, including charters for the Audit, Corporate Governance, Leadership Development and Compensation, Finance, and Technology and Cybersecurity Committees.

Table of Contents	PART III

Address Stockholders also may obtain printed copies of these documents by submitting a written request to Investor Relations, WEX Inc., 1 Hancock Street, Portland, Maine 04101.
Internet
The Company intends to post on its website, www.wexinc.com, all disclosures that are required by law or NYSE listing standards concerning any amendments to, or waivers from, the Code of Business Conduct and Ethics.

ITEM 11. EXECUTIVE COMPENSATION
See the information in the 2024 Proxy Statement set forth under the captions “Executive Compensation” and the related subsections and “Governance” and related subsections including “Director Compensation” and “Compensation Committee Interlocks and Insider Participation”, which information is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
See the information in the 2024 Proxy Statement set forth under the caption “Information About Stock Ownership” and related subsections including “Securities Authorized for Issuance under Equity Compensation Plans” and “Principal Stockholders”, which information is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
See the information in the 2024 Proxy Statement set forth under the caption “Governance” and related subsections including “Director Independence” and “Certain Relationships and Related Transactions,” which information is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information about aggregate fees billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34) will be presented in the 2024 Proxy Statement set forth under the caption “Audit Matters” and related subsection “Auditor Selection and Fees,” which information is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this report:
1.Financial Statements (see Index to Consolidated Financial Statements on page 77).
2.Financial statement schedules have been omitted since they are either not required or not applicable or the information is otherwise included herein.
3.The exhibit index attached to this Annual Report on Form 10–K is hereby incorporated by reference.
ITEM 16. FORM 10–K SUMMARY
None.

Table of Contents	PART IV
Exhibit Index

Exhibit No.	Description

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

10.2
Tax Receivable Agreement, dated as of February 22, 2005, by and between Cendant Corporation and Wright Express Corporation (incorporated by reference to Exhibit No. 10.3 to our Current Report on Form 8-K filed with the SEC on March 1, 2005)

10.3
Tax Receivable Prepayment Agreement dated June 26, 2009 by and between Wright Express Corporation and Realogy Corporation (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on July 2, 2009, File No. 001-32426)

10.4
Ratification Agreement dated June 26, 2009 by and among Wright Express Corporation, Realogy Corporation, Wyndham Worldwide Corporation and Avis Budget Group, Inc. (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K filed with the SEC on July 2, 2009, File No. 001-32426)

10.5
Guarantee, dated as of June 26, 2009, by Apollo Investment Fund VI, L.P., Apollo Overseas Partners VI, L.P., Apollo Overseas Partners (Delaware) VI, L.P., Apollo Overseas Partners (Delaware892) VI, L.P. and Apollo Overseas Partners (Germany) VI, L.P. in favor of Wright Express Corporation (incorporated by reference to Exhibit No. 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on July 30, 2009)

10.6
Restatement Agreement, dated as of April 1, 2021, by and among WEX Inc., the subsidiaries of WEX Inc. identified therein, each of the Lenders party hereto, the Incremental Revolving Lenders, the Incremental Term A Lenders, the Additional Term A Lender, the Term B Lender and BANK OF AMERICA, N.A., as the Administrative Agent, Swing Line Lender and the L/C Issuer. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on April 7, 2021)

10.7
First Amendment to Amended and Restated Credit Agreement, dated as of April 24, 2023, by and among WEX Inc., the subsidiaries of WEX Inc. identified therein, each of the Revolving Credit Lenders party thereto and BANK OF AMERICA, N.A., as the Administrative Agent (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on July 27, 2023)

Table of Contents	PART IV

10.8		Second Amendment to Amended and Restated Credit Agreement, dated August 10, 2023 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on September 29, 2023)

10.9
Third Amendment to Amended and Restated Credit Agreement, dated September 26, 2023 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on September 29, 2023)

10.10		Fourth Amendment to Amended and Restated Credit Agreement, dated January 22, 2024 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 25, 2024)

10.11
WEX Inc. Common Stock and 6.50% Convertible Senior Notes Due 2027 Purchase Agreement, dated as of June 29, 2020, by and between WEX Inc. and WP Bronco Holdings, LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 1, 2020)

10.12
Registration Rights Agreement, dated as of July 1, 2020, by and between WEX Inc. and WP Bronco Holdings, LLC (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on July 1, 2020)

10.13		Note Repurchase Agreement, dated August 11, 2023 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on August 14, 2023)

10.14
Deed of Settlement, made as of December 15, 2020, between the parties listed in Schedule A thereto, the parties listed in Schedule B thereto, WEX Inc., eNett International (Jersey) Limited, Optal Limited, Toro Private Holdings I, Ltd. and Optal Limited, in its capacity as trustee of the PSP Group Employee Share Trust, and including the Amended Purchase Agreement attached as Schedule D thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on December 15, 2020)

10.15	†	Wright Express Corporation Amended 2010 Equity and Incentive Plan (incorporated by reference to Exhibit No. 99.1 to our Current Report on Form 8-K filed with the SEC on May 21, 2010)

10.16	†	WEX Inc. 2019 Equity and Incentive Plan (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on May 15, 2019)

10.17	†	Amended and Restated 2019 Equity and Incentive Plan (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on June 10, 2021)

10.18	†
2015 Form of WEX Inc. Long Term Incentive Program Non-Statutory Stock Option Award Agreement (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on May 1, 2015)

10.19	†
Form of WEX Inc. Nonqualified Stock Option Agreement under the WEX Inc. 2019 Equity and Incentive Plan (incorporated by reference to Exhibit No. 10.20 to our Annual Report on Form 10-K filed with the SEC on February 28, 2020)

10.20	†
Form of WEX Inc. Nonstatutory Stock Option Agreement under the Amended and Restated 2019 Equity and Incentive Plan (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on August 4, 2021)

10.21	†
Form of WEX Inc. Nonstatutory Stock Option Agreement, in use beginning March 15, 2022, under the Amended and Restated 2019 Equity and Incentive Plan (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on May 3, 2022)

10.22	†
Form of WEX Inc. 2023 Nonstatutory Stock Option Agreement under the WEX Inc. Amended and Restated 2019 Equity and Incentive Plan (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed with the SEC on April 27, 2023)

10.23	†
Form of WEX Inc. Performance-Based Restricted Stock Unit Award Agreement under the Amended and Restated 2019 Equity and Incentive Plan (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed with the SEC on August 4, 2021)

10.24	†
Form of WEX Inc. Performance-Based Restricted Stock Unit Award Agreement, in use beginning March 15, 2022, under the Amended and Restated 2019 Equity and Incentive Plan (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on May 3, 2022)

10.25	†
Form of WEX Inc. 2023 Performance-Based Restricted Stock Unit Award Agreement under the WEX Inc. Amended and Restated 2019 Equity and Incentive Plan (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on April 27, 2023)

Table of Contents	PART IV

10.26	†
Form of WEX Inc. Restricted Stock Unit Award Agreement under the Amended and Restated 2019 Equity and Incentive Plan. (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed with the SEC on August 4, 2021)

10.27	†
Form of WEX Inc. Restricted Stock Unit Award Agreement, in use beginning March 15, 2022, under the Amended and Restated 2019 Equity and Incentive Plan (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on May 3, 2022)

10.28	†
Form of WEX Inc. 2023 Restricted Stock Unit Award Agreement under the WEX Inc. Amended and Restated 2019 Equity and Incentive Plan (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on April 27, 2023)

10.29	†
Form of WEX Inc. 2023 Restricted Stock Unit Award Agreement under the WEX Inc. Amended and Restated 2019 Equity and Incentive Plan (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed with the SEC on October 27, 2023)

10.30	†
Wright Express Corporation Amended and Restated Non-Employee Directors Deferred Compensation Plan (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K filed with the SEC on January 7, 2009)

10.31	†
Form of Non-Employee Director Long Term Incentive Program Award Agreement under the Amended and Restated Wright Express Corporation 2005 Equity and Incentive Plan (for grants received prior to December 31, 2006) (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on August 5, 2008)

10.32	†
Form of Wright Express Corporation Non-Employee Director Compensation Plan Award Agreement under the Wright Express Corporation 2010 Equity and Incentive Plan (incorporated by reference to Exhibit No. 10.31 to our Annual Report on Form 10-K filed with the SEC on February 28, 2011)

10.33	†	2015 Section 162(m) Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 21, 2015)

10.34	†	Non-Employee Director Compensation Plan (Effective January 1, 2023) (incorporated by reference to Exhibit 10.37 to our Annual Report on Form 10-K filed with the SEC on February 28, 2023)

10.35	†	Non-Employee Director Compensation Plan (Effective October 1, 2023) (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed with the SEC on October 27, 2023)

10.36	†	WEX Inc. Executive Severance Pay and Change in Control Plan dated March 5, 2018 (incorporated by reference to Exhibit No. 10.18 to our Annual Report on Form 10-K filed with the SEC on March 18, 2019)

10.37	†	Form of Employment Agreement for Melissa Smith (incorporated by reference to Exhibit No. 10.6 to our Current Report on Form 8-K filed with the SEC on January 7, 2009)

10.38	†	Form of Employment Agreement for Hilary Rapkin (incorporated by reference to Exhibit No. 10.7 to our Current Report on Form 8-K filed with the SEC on January 7, 2009)

10.39	†	Offer Letter dated September 9, 2019 between WEX Inc. and Mr. Deshaies (incorporated by reference to Exhibit 10.64 to our Annual Report on Form 10-K filed with the SEC on March 1, 2021)

10.40	†	Offer Letter dated November 6, 2015 between WEX Inc. and Mr. Dearborn (incorporated by reference to Exhibit 10.65 to our Annual Report on Form 10-K filed with the SEC on March 1, 2021)

10.41	†	Offer letter, dated December 30, 2021, between WEX Inc. and Jennifer Kimball (incorporated by reference to Exhibit 10.68 to our Annual Report on Form 10-K, filed with the SEC on March 1, 2022)

10.42	†	Offer letter, dated April 20, 2022, between WEX Inc. and Jagtar Narula (incorporated by reference to Exhibit 10.1 to our Current Report on 8-K filed with the SEC on April 26, 2022)

10.43	†	Offer letter, dated November 23, 2021, between WEX Inc. and Karen Stroup (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on April 27, 2023)

21.1	*	Subsidiaries of the registrant

23.1	*	Consent of Independent Registered Accounting Firm – Deloitte & Touche LLP

31.1	*	Certification of Chief Executive Officer of WEX INC. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

Table of Contents	PART IV

31.2	*	Certification of Chief Financial Officer of WEX INC. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

32.1	*
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

97	*	Clawback Policy

101.INS	*	Inline XBRL Instance Document

101.SCH	*	Inline XBRL Taxonomy Extension Schema Document

101.CAL	*	Inline XBRL Taxonomy Calculation Linkbase Document

101.LAB	*	Inline XBRL Taxonomy Label Linkbase Document

101.PRE	*	Inline XBRL Taxonomy Presentation Linkbase Document

101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

	*	Filed with this report.

	†	Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of this Form 10-K.

Table of Contents	PART IV
Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEX INC.
February 23, 2024	By:	/s/ Jagtar Narula
Jagtar Narula Chief Financial Officer (principal financial officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

February 23, 2024	/s/ Melissa D. Smith
Melissa D. Smith
Chief Executive Officer, Chair, and President
(principal executive officer)

February 23, 2024	/s/ Jagtar Narula
Jagtar Narula
Chief Financial Officer
(principal financial officer)

February 23, 2024	/s/ Jennifer Kimball
Jennifer Kimball
Chief Accounting Officer
(principal accounting officer)

February 23, 2024	/s/ Jack A. VanWoerkom
Jack A. VanWoerkom
Vice Chairman and Lead Director

February 23, 2024	/s/ Nancy Altobello
Nancy Altobello
Director

February 23, 2024	/s/ Daniel Callahan
Daniel Callahan
Director

February 23, 2024	/s/ Shikhar Ghosh
Shikhar Ghosh
Director

February 23, 2024	/s/ James Groch
James Groch
Director

Table of Contents	PART IV

February 23, 2024	/s/ James C. Neary
James C. Neary
Director

February 23, 2024	/s/ Derrick Roman
Derrick Roman
Director

February 23, 2024	/s/ Stephen Smith
Stephen Smith
Director

February 23, 2024	/s/ Susan Sobbott
Susan Sobbott
Director

February 23, 2024	/s/ Regina O. Sommer
Regina O. Sommer
Director

February 23, 2024	/s/ Aimee Cardwell
Aimee Cardwell
Director