Form 10-Q
period 2024-06-30
WEX Inc.
filed 2024-07-25
CIK 1309108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
☐ Yes  ☒  No
Number of shares of common stock outstanding as of July 19, 2024 was 41,084,042.

Unless otherwise indicated or required by the context, the terms “we,” “us,” “our,” “WEX,” or the “Company,” in this Quarterly Report on Form 10–Q refers to WEX Inc. and all of its subsidiaries that are consolidated under Generally Accepted Accounting Principles in the United States.
FORWARD–LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for statements that are forward-looking and are not statements of historical facts. This Quarterly Report on Form 10-Q includes forward-looking statements including, but not limited to, statements about management’s plans and goals. Any statements in this Quarterly Report that are not statements of historical facts are forward-looking statements. When used in this Quarterly Report, the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “positions,” “confidence,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. Forward-looking statements relate to our future plans, objectives, expectations and intentions and are not historical facts and accordingly involve known and unknown risks and uncertainties and other factors that may cause the actual results or performance to be materially different from future results or performance expressed or implied by these forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Quarterly Report and in oral statements made by our authorized officers:
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
•the impact of provisions in our charter documents, Delaware law and applicable banking laws that may delay or prevent our acquisition by a third party; as well as
•other risks and uncertainties identified in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 23, 2024, and subsequent filings with the Securities and Exchange Commission.
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

Adjusted free cash flow	A non-GAAP measure calculated as cash flows from operating activities, adjusted for net purchases of current investment securities, capital expenditures, net funding activity including the change in net deposits, net advances from the FHLB, and changes in borrowings under the BTFP and borrowed federal funds, and certain other adjustments.
Adjusted net income or ANI	A non-GAAP measure that adjusts net income (loss) to exclude all items excluded in segment adjusted operating income except unallocated corporate expenses, further excluding unrealized gains and losses on financial instruments, net foreign currency gains and losses, debt issuance cost amortization, tax related items and certain other non-operating items, as applicable depending on the period presented.
Amended and Restated Credit Agreement	Amended and Restated Credit Agreement entered into on April 1, 2021 (as amended from time to time) by and among the Company and certain of its subsidiaries, as borrowers, and Bank of America, N.A., as administrative agent on behalf of the lenders.
Ascensus Acquisition	The acquisition from Ascensus, LLC of certain entities, which comprised the health and benefits business of Ascensus.
ASU	Accounting Standards Update
Average number of SaaS accounts	Represents the average number of active consumer-directed health, COBRA, and billing accounts on our SaaS platforms. SaaS accounts include HSA accounts for which WEX Inc. serves as the non-bank custodian under designation by the U.S. Department of Treasury.
B2B	Business-to-Business
BTFP	The Federal Reserve Bank Term Funding Program, which provides liquidity to U.S. depository institutions.
CODM	Chief Operating Decision Maker
Company	WEX Inc. and all entities included in the consolidated financial statements.
Convertible Notes	Convertible senior unsecured notes due on July 15, 2027 in an aggregate principal amount of $310.0 million with a 6.5 percent interest rate, issued July 1, 2020, which were repurchased by the Company and canceled by the trustee at the instruction of the Company on August 11, 2023.
Corporate Cash	Calculated in accordance with the terms of our consolidated leverage ratio in the Company’s Amended and Restated Credit Agreement.
DSUs	Deferred stock units held by non-employee directors.
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve Bank Discount Window	Monetary policy that allows WEX Bank to borrow funds on a short-term basis to meet temporary shortages of liquidity caused by internal or external disruptions.
FHLB	Federal Home Loan Bank
FSA	Flexible spending account
GAAP	Generally accepted accounting principles in the United States
HSA	Health savings account
MSUs	Market share units
NAV	Net asset value
Net interchange rate	Represents the percentage of the dollar value of each payment processing transaction that WEX records as revenue from merchants, less certain discounts given to customers and network fees.
Net late fee rate	Net late fee rate represents late fee revenue as a percentage of fuel purchased by fleets that have a payment processing relationship with WEX.

Net payment processing rate	The percentage of each payment processing $ of fuel that the Company records as revenue from merchants less certain discounts given to customers and network fees.
Operating cash flow	Net cash provided by (used for) operating activities
Operating interest	Interest expense incurred on the operating debt obtained to provide liquidity for the Company’s short-term receivables or used for investing purposes in fixed income debt securities.
Over-the-road	Typically, heavy trucks traveling long distances.
Payment processing $ of fuel	Total dollar value of the fuel purchased by fleets that have a payment processing relationship with WEX.
Payment processing transactions	Total number of purchases made by fleets that have a payment processing relationship with the Company where the Company maintains the receivable for the total purchase.
Processing costs	Expenses related to processing transactions, servicing customers and merchants and costs of goods sold related to hardware and other product sales.
Purchase volume	Purchase volume in the Corporate Payments segment represents the total dollar value of all WEX-issued transactions that use WEX corporate card products and virtual card products. Purchase volume in the Benefits segment represents the total dollar value of all transactions where interchange is earned by WEX.
Revolving Credit Facility	The Company’s secured revolving credit facility under the Amended and Restated Credit Agreement
RSUs	Restricted stock units
SaaS	Software-as-a-Service
SEC	Securities and Exchange Commission
Service fees	Costs incurred from third-party networks utilized to deliver payment solutions and other third-parties utilized in performing services directly related to generating revenue.
SOFR	Secured Overnight Financing Rate
SPE	Wholly-owned special purpose entity
Topic 606	Accounting Standards Codification Section 606, Revenue from Contracts with Customers
Total segment adjusted operating income	A non-GAAP measure that adjusts operating income to exclude specified items that the Company’s management excludes in evaluating segment performance, including unallocated corporate expenses, acquisition-related intangible amortization, other acquisition and divestiture related items, debt restructuring costs, stock-based compensation, other costs and certain non-recurring or non-cash operating charges that are not core to our operations, as applicable depending on the period presented.
Total volume	Includes purchases on WEX-issued accounts as well as purchases issued by others, but using a WEX platform.
UDFI	Utah Department of Financial Institutions
WEX	WEX Inc., and all of its subsidiaries that are consolidated under accounting principles generally accepted in the United States, unless otherwise indicated or required by the context.
WEX Australia	WEX Card Holdings Australia Pty Ltd and its subsidiaries
WEX Bank	An industrial bank organized under the laws of the State of Utah, and wholly owned subsidiary of WEX, Inc.
WEX Europe Services	WEX Europe Service Limited, a European Mobility business
WEX Health	WEX Health, Inc., the Company’s healthcare technology and administration solutions provider/business.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

WEX Inc. Condensed Consolidated Statements of Operations
(in millions, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues
Payment processing revenue	$318.4	$300.5	$620.4	$588.6
Account servicing revenue	168.6	152.9	341.9	313.6
Finance fee revenue	77.8	76.4	148.1	157.1
Other revenue	108.7	91.5	215.8	174.0
Total revenues	673.5	621.3	1,326.1	1,233.3
Cost of services
Processing costs	163.8	149.7	332.9	295.3
Service fees	20.8	17.9	41.8	36.2
Provision for credit losses	20.6	22.7	43.0	68.1
Operating interest	25.7	19.5	49.2	32.3
Depreciation and amortization	32.8	25.2	64.0	50.4
Total cost of services	263.8	235.0	530.9	482.3
General and administrative	101.0	106.2	189.5	195.1
Sales and marketing	93.7	78.9	179.0	158.8
Depreciation and amortization	46.9	41.8	94.0	83.4
Operating income	168.1	159.4	332.6	313.7
Financing interest expense, net of financial instruments	(59.9)	(40.2)	(120.2)	(93.1)
Change in fair value of contingent consideration	(1.7)	(1.2)	(3.4)	(3.0)
Net foreign currency loss	(0.4)	(0.2)	(13.0)	(1.6)
Income before income taxes	106.1	117.8	196.1	216.0
Income tax expense	29.1	22.5	53.4	52.7
Net income	$77.0	$95.3	$142.7	$163.3

Net income per share:
Basic	$1.85	$2.22	$3.42	$3.80
Diluted	$1.83	$2.20	$3.38	$3.76
Weighted average common shares outstanding:
Basic	41.7	42.9	41.8	43.0
Diluted	42.0	43.4	42.2	43.5
See notes to the unaudited condensed consolidated financial statements.

Table of Contents	PART I
WEX Inc. Condensed Consolidated Statements of Comprehensive Income
(in millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$77.0	$95.3	$142.7	$163.3

Other comprehensive (loss) income, net of tax:
Unrealized loss on available-for-sale debt securities	(9.5)	(29.9)	(35.2)	(7.7)
Foreign currency translation	4.8	5.5	(16.8)	6.3
Other comprehensive loss, net of tax	(4.7)	(24.4)	(52.0)	(1.4)

Total comprehensive income	$72.3	$70.9	$90.7	$161.9
See notes to the unaudited condensed consolidated financial statements.

Table of Contents	PART I
WEX Inc. Condensed Consolidated Balance Sheets
(in millions, except per share data)
(unaudited)

	June 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$682.6	$975.8
Restricted cash	1,095.7	1,254.2
Accounts receivable, net	3,966.4	3,428.5
Investment securities	3,322.5	3,022.1
Securitized accounts receivable, restricted	138.7	129.4
Prepaid expenses and other current assets	177.2	125.3
Total current assets	9,383.1	8,935.3
Property, equipment and capitalized software (net of accumulated depreciation of $597.0 in 2024 and $544.2 in 2023)	256.9	242.9
Goodwill	3,006.2	3,015.7
Other intangible assets (net of accumulated amortization of $1,457.5 in 2024 and $1,359.1 in 2023)	1,362.0	1,458.7
Investment securities	65.7	66.8
Deferred income taxes, net	14.6	13.7
Other assets	158.4	149.0
Total assets	$14,246.9	$13,882.1
Liabilities and Stockholders’ Equity
Accounts payable	$1,734.1	$1,479.1
Accrued expenses and other current liabilities	702.9	802.7
Restricted cash payable	1,095.1	1,253.5
Short-term deposits	4,288.8	3,942.8
Short-term debt, net	1,248.6	1,041.1
Total current liabilities	9,069.6	8,519.2
Long-term debt, net	2,959.6	2,827.5
Long-term deposits	—	129.8
Deferred income taxes, net	132.6	129.5
Other liabilities	301.6	455.5
Total liabilities	12,463.3	12,061.5
Stockholders’ Equity
Common stock $0.01 par value; 175.0 shares authorized; 50.3 shares issued in 2024 and 49.9 in 2023; 41.5 shares outstanding in 2024 and 41.9 in 2023	0.5	0.5
Additional paid-in capital	1,099.6	1,053.0
Retained earnings	1,899.9	1,757.1
Accumulated other comprehensive loss	(281.2)	(229.2)
Treasury stock at cost; 8.8 and 8.0 shares in 2024 and 2023, respectively	(935.3)	(760.8)
Total stockholders’ equity	1,783.5	1,820.6
Total liabilities and stockholders’ equity	$14,246.9	$13,882.1
See notes to the unaudited condensed consolidated financial statements.

Table of Contents	PART I
WEX Inc. Condensed Consolidated Statements of Stockholders’ Equity
(in millions)
(unaudited)

	Common Stock Issued		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2024	49.9	$0.5	$1,053.0	$1,757.1	$(229.2)	$(760.8)	$1,820.6
Stock issued under share-based compensation plans	0.4	—	12.3	—	—	—	12.3
Share repurchases for tax withholdings	—	—	(28.2)	—	—	—	(28.2)
Purchase of shares of treasury stock	—	—	—	—	—	(73.6)	(73.6)
Stock-based compensation expense	—	—	28.1	—	—	—	28.1
Unrealized loss on available-for-sale debt securities	—	—	—	—	(25.7)	—	(25.7)
Foreign currency translation	—	—	—	—	(21.6)	—	(21.6)
Net income	—	—	—	65.8	—	—	65.8
Balance at March 31, 2024	50.3	$0.5	$1,065.2	$1,822.9	$(276.5)	$(834.4)	$1,777.7
Stock issued under share-based compensation plans	—	—	2.6	—	—	—	2.6
Share repurchases for tax withholdings	—	—	(1.6)	—	—	—	(1.6)
Purchase of shares of treasury stock	—	—	—	—	—	(100.8)	(100.8)
Stock-based compensation expense	—	—	33.4	—	—	—	33.4
Unrealized loss on available-for-sale debt securities	—	—	—	—	(9.5)	—	(9.5)
Foreign currency translation	—	—	—	—	4.8	—	4.8
Net income	—	—	—	77.0	—	—	77.0
Balance at June 30, 2024	50.3	$0.5	$1,099.6	$1,899.9	$(281.2)	$(935.3)	$1,783.5

Table of Contents	PART I

	Common Stock Issued		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2023	49.6	$0.5	$928.0	$1,490.5	$(306.3)	$(463.2)	$1,649.5
Stock issued under share-based compensation plans	0.1	—	6.3	—	—	—	6.3
Share repurchases for tax withholdings	—	—	(8.8)	—	—	—	(8.8)
Purchase of shares of treasury stock	—	—	—	—	—	(92.8)	(92.8)
Stock-based compensation expense	—	—	25.3	—	—	—	25.3
Unrealized gain on available-for-sale debt securities	—	—	—	—	22.2	—	22.2
Foreign currency translation	—	—	—	—	0.8	—	0.8
Net income	—	—	—	68.0	—	—	68.0
Balance at March 31, 2023	49.7	$0.5	$950.8	$1,558.5	$(283.3)	$(556.0)	$1,670.5
Stock issued	0.1	—	1.2	—	—	—	1.2
Share repurchases for tax withholdings	—	—	(6.6)	—	—	—	(6.6)
Purchase of shares of treasury stock	—	—	—	—	—	(3.2)	(3.2)
Stock-based compensation expense	—	—	35.9	—	—	—	35.9
Unrealized loss on available-for-sale debt securities	—	—	—	—	(29.9)	—	(29.9)
Foreign currency translation	—	—	—	—	5.5	—	5.5
Net income	—	—	—	95.3	—	—	95.3
Balance at June 30, 2023	49.8	$0.5	$981.3	$1,653.8	$(307.7)	$(559.2)	$1,768.7
See notes to the unaudited condensed consolidated financial statements.

Table of Contents	PART I
WEX Inc. Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net income	$142.7	$163.3
Adjustments to reconcile net income to net cash provided by operating activities:
Change in fair value of contingent consideration	3.4	3.0
Stock-based compensation	61.5	61.2
Depreciation and amortization	158.0	133.8
Provision for credit losses	43.0	68.1
Other non-cash adjustments	12.6	7.6
Net change in operating assets and liabilities, net of effects of business acquisitions	(581.5)	(337.5)
Net cash (used for) provided by operating activities	(160.3)	99.5

Cash flows from investing activities
Purchases of property, equipment and capitalized software	(73.6)	(65.3)
Purchase of other investments	(14.5)	(5.0)
Purchases of available-for-sale debt securities	(512.2)	(1,362.0)
Sales and maturities of available-for-sale debt securities	203.5	114.4
Acquisition of intangible assets	(5.1)	(4.5)
Other investing activities	(0.9)	—
Net cash used for investing activities	(402.7)	(1,322.4)

Cash flows from financing activities
Purchase of treasury shares	(173.6)	(104.0)
Net change in deposits	216.9	842.8
Net change in restricted cash payable	(133.2)	271.5
Borrowings on revolving credit facility	3,086.0	1,402.1
Repayments on revolving credit facility	(2,991.7)	(1,398.1)
Borrowings on term loans	68.3	—
Repayments on term loans	(30.7)	(31.7)
Advances from the FHLB	300.0	—
Borrowings on BTFP	1,570.0	500.0
Repayments on BTFP	(1,585.0)	—
Net change in borrowed federal funds	(70.0)	20.2
Net borrowings (repayments) on other debt	(2.8)	0.8
Payments of deferred and contingent consideration	(86.6)	(27.2)
Other financing activities	(20.9)	(7.9)
Net cash provided by financing activities	146.7	1,468.5
Effect of exchange rates on cash, cash equivalents and restricted cash	(35.3)	13.6
Net change in cash, cash equivalents and restricted cash	(451.7)	259.2
Cash, cash equivalents and restricted cash, beginning of period(a)	2,230.0	1,859.8
Cash, cash equivalents and restricted cash, end of period(a)	$1,778.3	$2,119.0
(a)The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within our condensed consolidated balance sheets to amounts within our condensed consolidated statements of cash flows.

Table of Contents	PART I

	Six Months Ended June 30,
	2024	2023
Cash and cash equivalents at beginning of period	$975.8	$922.0
Restricted cash at beginning of period	1,254.2	937.8
Cash, cash equivalents and restricted cash at beginning of period	$2,230.0	$1,859.8

Cash and cash equivalents at end of period	$682.6	$901.4
Restricted cash at end of period	1,095.7	1,217.6
Cash, cash equivalents and restricted cash at end of period	$1,778.3	$2,119.0
See notes to the unaudited condensed consolidated financial statements.

Table of Contents	PART I

WEX INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	Basis of Presentation
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
In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation in accordance with GAAP have been included. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results for any future periods or the year ending December 31, 2024. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements that are included in the Company’s Annual Report on Form 10–K for the year ended December 31, 2023, filed with the SEC on February 23, 2024 (“2023 Annual Report”).
We have applied the same accounting policies in preparing these quarterly financial statements as we did in preparing our 2023 annual financial statements. The Company rounds amounts in the condensed consolidated financial statements to millions and calculates all percentages and per-share data from underlying whole-dollar amounts. Thus, certain amounts may not foot, crossfoot or recalculate based on reported numbers due to rounding. We have included certain terms and abbreviations used throughout this Quarterly Report on Form 10-Q within “Acronyms and Abbreviations” in the front of this document.
Change in Reporting Presentation
Previously, realized gains and losses from periodic settlements on our interest rate swap contracts were included within financing interest expense, while the quarterly unrealized gains and losses from the noncash mark-to-market of our swaps were separately presented on the face of the consolidated statement of operations. During the fourth quarter of 2023, the Company made a voluntary change in accounting presentation to reflect the unrealized gains and losses from changes in the value of our swaps within financing interest expense, net of financial instruments. Prior period amounts have been reclassified to conform to the current year presentation.
Certain prior year amounts within cash flows from operating activities in the condensed consolidated statement of cash flows have been aggregated to conform to the current year presentation.

2.	Significant Accounting Policies
Significant Accounting Policies
The significant accounting policies used in preparation of these condensed consolidated financial statements as of and for the six months ended June 30, 2024, are consistent with those discussed in “Note 1, Basis of Presentation and Summary of Significant Accounting Policies” to the consolidated financial statements in our 2023 Annual Report.

Table of Contents	PART I
WEX INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (unaudited)
Recent Accounting Pronouncements
The Company evaluates all ASUs recently issued by the FASB for consideration of their applicability. Any recently issued ASUs not listed in the following table were assessed and determined to either not be applicable, or have not had, or are not expected to have, a material impact on our condensed consolidated financial statements. The Company did not adopt any accounting standards during the six months ended June 30, 2024.

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

The Company is currently evaluating this ASU to determine its impact on the Company’s disclosures. The adoption of this ASU is not expected to have a material effect on the Company’s condensed consolidated financial position, results of operations or cash flows.

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

The Company is currently evaluating this ASU to determine its impact on the Company’s disclosures. The adoption of this ASU is not expected to have a material effect on the Company’s condensed consolidated financial position, results of operations or cash flows.

Table of Contents	PART I
WEX INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (unaudited)

3.	Revenues
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
The following tables disaggregate the Company’s consolidated revenues, substantially all of which relate to services transferred to the customer over time:

	Three Months Ended June 30, 2024
(in millions)	Mobility	Corporate Payments	Benefits	Total
Topic 606 revenues
Payment processing revenue	$177.2	$116.2	$24.9	$318.4
Account servicing revenue	9.5	10.3	108.4	128.3
Other revenue	26.3	—	5.6	31.9
Total Topic 606 revenues	$213.0	$126.6	$138.9	$478.6
Non-Topic 606 revenues	146.5	7.5	40.8	194.9
Total revenues	$359.6	$134.1	$179.8	$673.5

	Three Months Ended June 30, 2023
(in millions)	Mobility	Corporate Payments	Benefits	Total
Topic 606 revenues
Payment processing revenue	$172.2	$104.7	$23.6	$300.5
Account servicing revenue	4.5	10.6	101.5	116.6
Other revenue	21.2	—	6.2	27.4
Total Topic 606 revenues	$197.9	$115.3	$131.3	$444.5
Non-Topic 606 revenues	142.2	6.6	27.9	176.7
Total revenues	$340.2	$121.9	$159.2	$621.3

	Six Months Ended June 30, 2024
(In millions)	Mobility	Corporate Payments	Benefits	Total
Topic 606 revenues
Payment processing revenue	$347.9	$219.4	$53.1	$620.4
Account servicing revenue	18.7	20.3	225.4	264.4
Other revenue	49.8	—	13.3	63.2
Total Topic 606 revenues	$416.4	$239.7	$291.8	$948.0
Non-Topic 606 revenues	282.1	16.9	79.2	378.1
Total revenues	$698.5	$256.6	$371.0	$1,326.1

	Six Months Ended June 30, 2023
(In millions)	Mobility	Corporate Payments	Benefits	Total
Topic 606 revenues
Payment processing revenue	$343.7	$194.8	$50.1	$588.6
Account servicing revenue	8.9	21.2	211.3	$241.4
Other revenue	44.5	—	14.0	58.5
Total Topic 606 revenues	$397.1	$216.0	$275.4	$888.5
Non-Topic 606 revenues	285.4	10.7	48.7	344.8
Total revenues	$682.5	$226.7	$324.1	$1,233.3

Table of Contents	PART I
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

(in millions)
Contract balance	Location on the condensed consolidated balance sheets	June 30, 2024	December 31, 2023
Receivables	Accounts receivable, net	$56.7	$59.1
Contract assets	Prepaid expenses and other current assets	18.6	11.5
Contract assets	Other assets	29.0	33.1
Contract liabilities	Accrued expenses and other current liabilities	26.7	12.4
Contract liabilities	Other liabilities	64.3	83.0
During the three and six months ended June 30, 2024, the Company recognized revenue of $4.9 million and $12.5 million, respectively, related to contract liabilities existing as of December 31, 2023.
Remaining Performance Obligations
The Company’s unsatisfied or partially unsatisfied performance obligations as of June 30, 2024 represent the remaining minimum monthly fees on a portion of contracts across the lines of business, deferred revenue associated with stand ready payment processing obligations and contractually obligated professional services yet to be provided by the Company. The total remaining performance obligations below are not indicative of the Company’s future revenue, as they relate to an insignificant portion of the Company’s operations.
The following table includes revenue expected to be recognized related to remaining performance obligations at the end of the indicated reporting period.

(in millions)	Remaining 2024	2025	2026	2027	2028	2029	Thereafter	Total
Minimum monthly fees[1]	$29.7	$28.3	$11.9	$6.2	$4.1	$1.5	$—	$81.7
Other[2]	15.3	31.7	32.1	27.5	5.9	—	—	112.6
Total remaining performance obligations	$45.0	$60.0	$44.0	$33.7	$10.0	$1.5	$—	$194.3
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
(2)Substantially represents deferred revenue and contractual minimums associated with payment processing service obligations. Consideration associated with certain relationships is variable and the measurement and estimation of contract consideration is contingent upon payment processing volumes and maintaining volume shares, among others.

Table of Contents	PART I
WEX INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (unaudited)

4.	Acquisitions and Other Investments
Business Combinations
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

(in millions)	As Reported December 31, 2023	Measurement Period Adjustments	As Reported June 30, 2024
Cash consideration transferred, net of $4.5 million in cash acquired	$244.0	$—	$244.0
Less:
Accounts receivable	2.4	—	2.4
Customer relationships(1)(5)	40.4	—	40.4
Developed technology(2)(5)	17.2	—	17.2
Strategic partner relationships(3)(5)	4.5	—	4.5
Trademark(4)(5)	1.4	—	1.4
Other current and long-term assets	1.4	—	1.4
Accrued expenses and other current liabilities	(1.8)	—	(1.8)
Deferred tax liability	(6.5)	3.0	(3.5)
Contingent/deferred consideration	(7.1)	—	(7.1)
Other liabilities	(0.9)	—	(0.9)
Recorded goodwill	$193.0	$(3.0)	$190.0
(1)Weighted average useful life - 4.7 years
(2)Weighted average useful life - 2.4 years
(3)Weighted average useful life - 2.5 years
(4)Weighted average useful life - 2.8 years
(5)The weighted average useful life of all amortizable intangible assets acquired in this business combination is 3.9 years
Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the anticipated synergies of acquiring the business. The goodwill recognized as a result of the Payzer Acquisition is not expected to be deductible for tax purposes. No pro forma information has been included in these financial statements, as the operations of Payzer for the period that it was not part of the Company is not material to the Company’s revenues, net income or earnings per share.

Table of Contents	PART I
WEX INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (unaudited)
2023 Ascensus Acquisition
On September 1, 2023, WEX Health completed the acquisition from Ascensus, LLC (the “Ascensus Acquisition”) of certain entities (the “Ascensus Acquired Entities”), which comprised the health and benefits business of Ascensus and are technology-enabled providers of employee health benefit accounts including HSAs, FSAs, and other benefit accounts. The Ascensus Acquisition expands WEX’s footprint in the Benefits segment, while also enhancing and expanding Affordable Care Act compliance and verification capabilities. Pursuant to the terms of the agreement, WEX Health consummated the acquisition for total consideration of approximately $185.5 million, after a $0.9 million working capital adjustment paid by the Company during the first quarter of 2024.
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

(in millions)	As Reported December 31, 2023	Measurement Period Adjustments	As Reported June 30, 2024
Cash consideration transferred, net of $26.7 million in cash and restricted cash acquired	$158.0	$0.9	$158.9
Less:
Accounts receivable	7.3	—	7.3
Customer relationships(1)(5)	52.1	—	52.1
Developed technology(2)(5)	6.6	—	6.6
Strategic partner relationships(3)(5)	14.0	—	14.0
Custodial rights(4)(5)	23.2	—	23.2
Other assets	3.8	—	3.8
Accrued expenses and other current liabilities	(6.5)	—	(6.5)
Restricted cash payable	(25.7)	—	(25.7)
Other liabilities	(2.7)	—	(2.7)
Recorded goodwill	$85.9	$0.9	$86.8
(1)Weighted average life - 5.4 years
(2)Weighted average life - 2.2 years
(3)Weighted average life - 1.2 years
(4)Weighted average life - 4.9 years
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

Table of Contents	PART I
WEX INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (unaudited)

5.	Accounts Receivable, Net
Accounts receivable consists of amounts billed to and due from customers across a wide range of industries and other third parties. The Company often extends short-term credit to cardholders by paying the merchant for the purchase price less the fees it retains and records as revenue, then subsequently collecting the total purchase price from the cardholder. The Company also extends revolving credit to certain small fleets. The Company had approximately $135.8 million and $133.3 million in gross receivables with revolving credit balances as of June 30, 2024 and December 31, 2023, respectively.
The allowance for accounts receivable consists of reserves for both credit and fraud losses, reflecting management’s current estimate of uncollectible balances on its accounts receivable. The following tables present changes in the accounts receivable allowances by portfolio segment:

	Three Months Ended June 30, 2024
(in millions)	Mobility	Corporate Payments	Benefits	Total
Balance, beginning of period	$72.5	$9.2	$8.4	$90.1
Provision for credit losses(1)	18.6	2.3	(0.3)	20.6
Charges to other accounts(2)	3.0	—	—	3.0
Charge-offs	(29.5)	(0.8)	—	(30.3)
Recoveries of amounts previously charged-off	3.9	—	—	3.9
Currency translation	—	—	—	—
Balance, end of period	$68.5	$10.6	$8.1	87.2

	Three Months Ended June 30, 2023
(in millions)	Mobility	Corporate Payments	Benefits	Total
Balance, beginning of period	$102.3	$14.4	$1.1	$117.8
Provision for credit losses(1)	21.5	1.0	0.2	22.7
Charges to other accounts(2)	7.5	—	—	7.5
Charge-offs	(41.3)	(0.9)	—	(42.2)
Recoveries of amounts previously charged-off	6.2	—	—	6.2
Currency translation	—	—	—	—
Balance, end of period	$96.2	$14.5	$1.3	$112.0

	Six Months Ended June 30, 2024
(In millions)	Mobility	Corporate Payments	Benefits	Total
Balance, beginning of period	$72.8	$9.2	$8.1	$90.1
Provision for credit losses(1)	39.3	3.6	—	43.0
Charges to other accounts(2)	10.1	—	—	10.1
Charge-offs	(60.6)	(2.1)	—	(62.7)
Recoveries of amounts previously charged-off	7.1	—	—	7.1
Currency translation	(0.3)	(0.1)	—	(0.4)
Balance, end of period	$68.5	$10.6	$8.1	$87.2

Table of Contents	PART I
WEX INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (unaudited)

	Six Months Ended June 30, 2023
(In millions)	Mobility	Corporate Payments	Benefits	Total
Balance, beginning of period	$94.6	$14.4	$0.8	$109.8
Provision for credit losses(1)	66.3	1.4	0.4	68.1
Charges to other accounts(2)	15.3	—	0.1	15.4
Charge-offs	(90.7)	(1.5)	—	(92.2)
Recoveries of amounts previously charged-off	10.7	—	—	10.7
Currency translation	—	0.2	—	0.2
Balance, end of period	$96.2	$14.5	$1.3	$112.0
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
Concentration of Credit Risk
The receivables portfolio primarily consists of a large group of homogeneous balances across a wide range of industries, which are collectively evaluated for impairment. No individual customer had a receivable balance representing 10 percent or more of the outstanding receivables balance at June 30, 2024 or December 31, 2023. The following table presents the outstanding balance of trade accounts receivable that are less than 30 and 60 days past due, shown in each case as a percentage of total trade accounts receivable:

Delinquency Status	June 30, 2024	December 31, 2023
Less than 30 days past due	99%	98%
Less than 60 days past due	99%	99%

6.	Repurchases of Common Stock
Under share buyback plans, which may be authorized by our board of directors from time to time, the Company may repurchase up to specified dollar values of shares of its common stock through open market purchases, privately negotiated transactions, accelerated share repurchase programs, issuer self-tender offers or other methods approved by our board of directors.
Pursuant to a previously approved and announced repurchase program, during the three and six months ended June 30, 2024, the Company repurchased approximately 0.5 million and 0.8 million shares, respectively, and during the six months ended June 30, 2023, the Company repurchased approximately 0.5 million shares, an insignificant number of which were repurchased during the three months ended June 30, 2023. The total repurchases were recorded as treasury stock of $174.4 million during 2024 and $96.0 million during 2023 in our condensed consolidated balance sheets. The above costs reflect the applicable one percent excise tax imposed by the Inflation Reduction Act of 2022 on the net value of certain stock repurchases.

7.	Earnings per Share
Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock and vested DSUs outstanding during the year. The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that diluted earnings per share includes the impact of convertible securities under the “if-converted” method if the effect of such securities would be dilutive and includes the assumed exercise of dilutive

Table of Contents	PART I
WEX INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (unaudited)
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
The following table presents net income and reconciles basic and diluted shares outstanding used in the earnings per share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Net income	$77.0	$95.3	$142.7	$163.3

Weighted average common shares outstanding – Basic	41.7	42.9	41.8	43.0
Dilutive impact of share-based compensation awards(1)	0.3	0.5	0.4	0.5
Weighted average common shares outstanding – Diluted(2)	42.0	43.4	42.2	43.5
(1)For the three and six months ended June 30, 2024, 0.4 million and 0.3 million, respectively, of outstanding share-based compensation awards were excluded from the computation of diluted earnings per share under the treasury stock method, as the effect of including those shares would be anti-dilutive. For the three and six months ended June 30, 2023, 0.5 million of outstanding share-based compensation awards were excluded from the computation of diluted earnings per share under the treasury stock method, as the effect of including those shares would be anti-dilutive.
(2)Under the “if-converted” method, approximately 1.6 million shares of the Company’s common stock associated with the assumed conversion of the Convertible Notes were excluded from diluted shares for the three and six months ended June 30, 2023 as the effect of including such shares would have been anti-dilutive. During August 2023, the Company repurchased all of the Company’s outstanding Convertible Notes. For further information regarding the Convertible Notes and their repurchase and cancellation, see Note 10, Financing and Other Debt.

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
The following table presents information on interest rate swap gains and losses incurred and recognized within financing interest expense, net of financial instruments on the condensed consolidated statements of operations for the three and six months ended June 30, 2023. The Company had no interest rate swap contracts outstanding during the three and six months ended June 30, 2024.

	Three Months Ended	Six Months Ended
(in millions)	June 30, 2023	June 30, 2023
Unrealized (gain) loss on interest rate swaps	$(2.4)	$12.5
Realized gain on interest rate swaps	(11.5)	(23.8)
Financing interest expense	54.1	104.4
Financing interest expense, net of financial instruments	$40.2	$93.1
Contingent Consideration Derivative Liability
At June 30, 2024 and December 31, 2023, the Company had a contingent consideration derivative liability associated with its asset acquisition from Bell Bank. See Note 13, Financial Instruments − Fair Value and Concentrations of Credit Risk, for further discussion of this derivative and for more information regarding the valuation of the Company’s derivatives.

Table of Contents	PART I
WEX INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (unaudited)

9.	Deposits
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
The following table presents the composition of deposits, which are classified as short-term or long-term based on their contractual maturities:

(in millions)	June 30, 2024	December 31, 2023
Customer deposits	$259.7	$195.9
Contractual deposits with maturities within 1 year(1),(2)	487.6	500.8
Interest-bearing money market deposits[1]	271.5	226.0
HSA deposits(3)	3,270.0	3,020.0
Short-term deposits	$4,288.8	$3,942.8
Contractual deposits with maturities greater than 1 year(1),(2)	—	129.8
Total deposits	$4,288.8	$4,072.6

Weighted average cost of HSA deposits outstanding	0.11%	0.11%
Weighted average cost of funds on contractual deposits outstanding	3.98%	3.53%
Weighted average cost of interest-bearing money market deposits outstanding	5.48%	5.47%
(1)As of June 30, 2024 and December 31, 2023, all certificates of deposit and money market deposits were in denominations of $250,000 or less, corresponding to FDIC deposit insurance limits.
(2)Includes certificates of deposit and certain money market deposits, which have a fixed maturity and substantially fixed interest rates.
(3)HSA deposits are recorded within short-term deposits on the condensed consolidated balance sheets as the funds can be withdrawn by the account holders at any time.

10.	Financing and Other Debt
The following tables summarize the Company’s total outstanding debt as of June 30, 2024 and December 31, 2023.

	As of June 30, 2024		As of December 31, 2023
(in millions)	Balance Outstanding	Interest Rate	Balance Outstanding	Interest Rate
Short term debt:
Securitized debt	$100.4	5.77%	$101.9	5.85%
Participation debt	27.0	7.59%	39.1	7.62%
FHLB advances	300.0	5.50%	—	—%
Borrowed federal funds	760.0	4.76%	845.0	4.89%
Other short term borrowings	8.7	6.15%	—	—%
Current portion of long-term debt(6)	52.6	**	55.1	**
Total short term debt, net	$1,248.6		$1,041.1

Table of Contents	PART I
WEX INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (unaudited)
**    Provided for the total Amended and Restated Credit Agreement borrowings below.

	Balance Outstanding at:
(in millions)	June 30, 2024	December 31, 2023
Long-term debt:
Amended and Restated Credit Agreement(4):
Term A Loans due April 2026(1)	$—	$843.9
Term A-1 Loans due May 2029(1)	888.8	—
Term B Loans due April 2028(2)	—	1,402.3
Term B-1 Loans due April 2028(3)	1,395.1	—
Borrowings on Revolving Credit Facility due May 2029(1)	756.3	662.0
Total long-term debt(5)	3,040.2	2,908.2
Less total unamortized debt issuance costs/discounts	(27.9)	(25.6)
Less current portion of long-term debt(6)	(52.6)	(55.1)
Long-term debt, net	$2,959.6	$2,827.5
(1)Bears interest at variable rates, at the Company’s option, plus an applicable margin determined based on the Company’s consolidated leverage ratio. Outstanding borrowings under the Revolving Credit Facility are classified as long-term given they can be rolled forward with interest rate resets through maturity.
(2)Bore interest at variable rates, at the Company’s option, plus an applicable margin, which was fixed at 1.25 percent for base rate borrowings and 2.25 percent with respect to Term SOFR borrowings.
(3)Bears interest at variable rates, at the Company’s option, plus an applicable margin, which is fixed at 1.00 percent for base rate borrowings and 2.00 percent with respect to Term SOFR borrowings.
(4)As of June 30, 2024 and December 31, 2023, amounts outstanding under the Amended and Restated Credit Agreement bore a weighted average effective interest rate of 7.1 percent and 7.3 percent, respectively.
(5)See Note 13, Financial Instruments − Fair Value and Concentrations of Credit Risk for information regarding the fair value of the Company’s debt.
(6)Current portion of long-term debt as of June 30, 2024 and December 31, 2023 is net of $6.8 million and $8.3 million, respectively, in unamortized debt issuance costs/discounts.

(in millions)	June 30, 2024	December 31, 2023
Supplemental information under Amended and Restated Credit Agreement:
Letters of credit(1)	$39.3	$36.8
Remaining borrowing capacity on Revolving Credit Facility(2)	$804.4	$731.2
(1)Primarily collateralizing Corporate Payments processing activity.
(2)Borrowing capacity is contingent on maintaining compliance with the financial covenants as defined in the Company’s Amended and Restated Credit Agreement. As of June 30, 2024, the Company pays a quarterly commitment fee at a rate per annum ranging from 0.25 percent to 0.45 percent of the daily unused portion of the Revolving Credit Facility determined based on the Company’s consolidated leverage ratio. Prior to May 10, 2024, the quarterly commitment fee ranged from 0.25 percent to 0.50 percent. The quarterly commitment fee in effect as of June 30, 2024 and December 31, 2023 was 0.25 percent.
Amended and Restated Credit Agreement
As of December 31, 2023, under the Amended and Restated Credit Agreement, we had senior secured tranche A term loans (the “Term A Loans”), senior secured tranche B term loans (the “Term B Loans”) and revolving credit commitments under the Revolving Credit Facility.
On January 22, 2024, the Company and certain of its subsidiaries entered into the Fourth Amendment to the Amended and Restated Credit Agreement (the “Fourth Amendment”), which amended certain terms of the Amended and Restated Credit Agreement, as in effect prior to January 22, 2024, including without limitation to reprice the Term B Loans existing on January 22, 2024 through the issuance of new senior secured tranche B term loans (the “Term B-1 Loans”) in the same amount. The Term B-1 Loans bear interest at variable rates at the Company’s option, plus an applicable margin, which is fixed at 1.00 percent for base rate borrowings and 2.00 percent with respect to Term SOFR borrowings, representing a

Table of Contents	PART I
WEX INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (unaudited)
reduction from the fixed applicable margins of 1.25 percent and 2.25 percent respectively, for Term B Loans. Additionally, the Fourth Amendment removed the credit spread adjustment applicable to the tranche B term loans which are SOFR borrowings. No other substantive changes were made to the Amended and Restated Credit Agreement as part of the Fourth Amendment.
On May 10, 2024, the Company and certain of its subsidiaries entered into the Fifth Amendment to the Amended and Restated Credit Agreement (the “Fifth Amendment”) and First Amendment to U.S. Security Agreement. The Fifth Amendment amended certain terms of the Amended and Restated Credit Agreement, as in effect prior to May 10, 2024, including without limitation to reprice the applicable interest margin, extend the maturity date of the tranche A term loans to May 10, 2029 and increase the size of the tranche A term loan facility to $900.0 million through the issuance of new senior secured tranche A term loans (the “Term A-1 Loans”). Further, the Fifth Amendment increased commitments under the Revolving Credit Facility to $1.6 billion, repriced the applicable interest margin for the Revolving Credit Facility, and extended the maturity date to May 10, 2029 for the Revolving Credit Facility.
Convertible Notes
The Company previously had issued Convertible Notes in an aggregate principal amount of $310.0 million to an affiliate of Warburg Pincus LLC. Interest on the Convertible Notes was calculated at a fixed rate of 6.5 percent per annum, payable semi-annually in arrears on January 15 and July 15 of each year. On August 11, 2023, the Company repurchased all of the outstanding $310.0 million aggregate principal amount of the Company’s Convertible Notes at 119 percent of par for a total purchase price of $370.4 million, inclusive of accrued and unpaid interest. At the time of repurchase, the net carrying amount of the Convertible Notes was $298.8 million, resulting in a loss on extinguishment of $70.1 million, which was recorded within nonoperating expense on the condensed consolidated statement of operations during the third quarter of 2023. Upon repurchase, the obligations of the Company to Warburg Pincus LLC were satisfied in full and the Convertible Notes were canceled by the trustee at the instruction of the Company.
During the three and six months ended June 30, 2023, the Company recognized interest expense of $5.6 million and $11.3 million, respectively.
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
The Company’s securitized debt agreement for the securitization of its European receivables is with MUFG Bank, Ltd., has a maximum revolving borrowing limit of €55.0 million and expires in April 2025, unless otherwise agreed to in writing by the parties. The Company’s securitized debt agreement for the securitization of its Australian receivables is with Australia and New Zealand Banking Group Limited, has a maximum revolving borrowing limit of A$140.0 million, expires in October 2024 and is annually renewable thereafter unless earlier terminated.
Participation Debt
From time to time, WEX Bank enters into participation agreements with third-party banks to fund customers’ balances that exceed WEX Bank’s lending limit to individual customers. Associated unsecured borrowings generally carry a variable interest rate set according to an applicable reference rate plus a margin, which was 2.25 percent as of June 30, 2024. As of June 30, 2024, the Company has an outstanding participation agreement which allows for total borrowings of up to $70.0 million and expires in December 2025, unless otherwise agreed to in writing by the parties. Borrowings under the participation agreement are included in short-term debt given they may be canceled by either party upon 60 days’ advance written notice.

Table of Contents	PART I
WEX INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (unaudited)
FHLB Advances
WEX Bank is a member of the Federal Home Loan Bank (FHLB) of Des Moines, which provides WEX Bank short-term funding collateralized by investment securities. FHLB short-term advances bear interest at variable rates. WEX Bank was eligible to borrow up to $337.6 million from the FHLB as of June 30, 2024 based on collateral provided, $300.0 million of which was borrowed and outstanding at that date.
Borrowed Federal Funds
The BTFP, which provided liquidity to U.S. depository institutions through the offering of bank loans for up to one year in length collateralized by the par value of qualifying assets, ceased extending new loans on March 11, 2024. As of June 30, 2024, WEX Bank had $760.0 million in outstanding borrowings under the BTFP due in January of 2025 with an interest rate of 4.76 percent. As of December 31, 2023, WEX Bank had $775.0 million in outstanding borrowings under the BTFP with an interest rate of 4.84 percent.
WEX Bank borrows from short-term uncommitted federal funds lines of credit extended by various financial institutions to supplement the financing of the Company’s accounts receivable. WEX Bank had no borrowings outstanding under these federal funds lines of credit as of June 30, 2024 and $70.0 million in outstanding borrowings as of December 31, 2023.
Other Short Term Borrowings
Under an uncommitted borrowing facility, WEX Australia can be advanced up to A$21.3 million from Bank of America in short-term funds. Interest accrues on any advances at a rate fixed for each interest period of 1.80 percent above the Australian Bank Bill Buying Rate for that interest period.
Other
As an additional source of liquidity, WEX Bank had pledged $231.4 million as of June 30, 2024 of customer receivables held by WEX Bank to the Federal Reserve Bank as collateral for potential borrowings through the Federal Reserve Bank Discount Window. Amounts that can be borrowed are based on the amount of collateral pledged and were $141.6 million as of June 30, 2024. WEX Bank had no borrowings outstanding on this line of credit through the Federal Reserve Bank Discount Window as of June 30, 2024 and December 31, 2023.

11.	Off-Balance Sheet Arrangements
WEX Europe Services and WEX Bank Accounts Receivable Factoring
WEX Europe Services and WEX Bank are each party to separate accounts receivable factoring arrangements with unrelated third-party financial institutions to sell certain of their accounts receivable balances. Each subsidiary continues to service these receivables post-transfer with no participating interest. The Company obtained true-sale opinions from independent attorneys, stating that each respective factoring agreement provides legal isolation upon bankruptcy or receivership under local law. As such, transfers under these arrangements are treated as a sale and are accounted for as a reduction in trade accounts receivable because effective control of the receivables is transferred to the buyers. Proceeds received, which are recorded net of applicable costs or negotiated discount rates, are recorded in operating activities in the condensed consolidated statements of cash flows. For the three and six months ended June 30, 2024, losses on factoring were $3.3 million and $6.5 million, respectively, while losses on factoring were $2.6 million and $4.5 million for the three and six months ended June 30, 2023, respectively. Losses on factoring are recorded within cost of services in the condensed consolidated statements of operations.
The WEX Europe Services agreement automatically renews each January 1 unless either party gives not less than 90 days written notice of their intention to withdraw. Under this agreement, accounts receivable are sold without recourse to the extent that the customer balances are maintained at or below the credit limit established by the buyer. The Company maintains the risk of default on any customer receivable balances in excess of the buyer’s credit limit, which were immaterial as of June 30, 2024. Under this arrangement, the Company sold $137.1 million and $267.7 million of accounts receivable during the three and six months ended June 30, 2024, respectively, and sold $142.9 million and $283.4 million of accounts receivable during the three and six months ended June 30, 2023, respectively.

Table of Contents	PART I
WEX INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (unaudited)
The WEX Bank agreement extends through August 2024, after which the agreement can be renewed for successive one-year periods assuming WEX Bank provides advance written notice that is accepted by the purchaser. Under this arrangement, the Company sold $5.3 billion and $9.8 billion of trade accounts receivable during the three and six months ended June 30, 2024, respectively, and sold $3.3 billion and $5.2 billion of trade accounts receivable during the three and six months ended June 30, 2023, respectively.
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
Under the facility, and prior to the Health Facility Amendment, WEX Health sold eligible trade accounts receivables to the SPE, which is a bankruptcy-remote subsidiary, and in turn, the SPE sold undivided ownership interests in certain of these receivables to the financial institution in exchange for cash equal to the gross receivables transferred. WEX Health continued to service receivables sold to the financial institution, however, WEX did not retain effective control of transferred receivables, derecognized the assets and accounted for these transfers as sales. During the three and six months ended June 30, 2023, the Company sold approximately $82.2 million of receivables under the securitization facility.
Non-Bank Custodial HSA Cash Assets
As a non-bank custodian, WEX Inc. contracts with depository partners to hold custodial cash assets on behalf of individual account holders. As of June 30, 2024, WEX Inc. was custodian to approximately $4.2 billion in HSA cash assets. Of these custodial balances, approximately $1.0 billion of HSA cash assets at June 30, 2024 were deposited with and managed by certain third-party partners and not recorded on our condensed consolidated balance sheets. Such third-party depository partners are regularly monitored by management for stability. The remaining balance of $3.3 billion in HSA cash assets as of June 30, 2024 is deposited with and managed by WEX Bank and is therefore reflected on our condensed consolidated balance sheets. See Note 9, Deposits, for further information about HSA deposits recorded on our condensed consolidated balance sheets.

12.	Investment Securities
The Company’s amortized cost and estimated fair value of investment securities as of June 30, 2024 and December 31, 2023 are presented below. Accrued interest on investment securities of $28.4 million and $24.7 million, respectively, as of June 30, 2024 and December 31, 2023, is excluded from total investment securities and recorded within prepaid expenses and other current assets on the condensed consolidated balance sheets.

Table of Contents	PART I
WEX INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (unaudited)

(in millions)	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses	Fair Value(1)
As of June 30, 2024
Current:
Debt securities(2):
U.S. treasury notes	$429.9	$0.1	$35.0	$395.1
Corporate and sovereign debt securities	1,227.5	5.5	35.3	1,197.6
Municipal bonds	70.9	0.2	5.8	65.4
Asset-backed securities	668.0	5.9	2.7	671.2
Mortgage-backed securities	1,040.3	2.9	50.0	993.2
Total	$3,436.6	$14.7	$128.8	$3,322.5

Non-current:
Debt securities(3)	$28.5	$0.2	$1.3	$27.4
Mutual fund	29.4	—	3.9	25.4
Pooled investment fund	12.9	—	—	12.9
Total	$70.8	$0.2	$5.2	$65.7
Total investment securities(4)	$3,507.4	$14.9	$134.0	$3,388.2

(in millions)	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses	Fair Value(1)
As of December 31, 2023
Current:
Debt securities:
U.S. treasury notes	$410.1	$0.8	$32.3	$378.6
Corporate and sovereign debt securities	1,086.8	13.6	31.6	1,068.8
Municipal bonds	70.8	0.3	5.4	65.7
Asset-backed securities	582.6	3.2	4.2	581.6
Mortgage-backed securities	951.5	5.9	30.0	927.4
Total	$3,101.8	$23.8	$103.5	$3,022.1

Non-current:
Debt securities(3)	$28.6	$0.6	$0.8	$28.4
Mutual fund	29.1	—	3.6	25.5
Pooled investment fund	12.9	—	—	12.9
Total	$70.6	$0.6	$4.4	$66.8
Total investment securities(4)	$3,172.4	$24.4	$107.9	$3,088.9
(1)The Company’s methods for measuring the fair value of its investment securities are discussed in Note 13, Financial Instruments − Fair Value and Concentrations of Credit Risk.
(2)As of June 30, 2024, the Company has pledged debt securities with a fair value of $82.5 million as collateral against recurring settlement obligations owed in conjunction with its transactions processed through licensed card networks, $360.4 million as collateral for FHLB advances and $699.2 million as collateral against borrowings under the BTFP, as further discussed in Note 10, Financing and Other Debt.
(3)Substantially comprised of municipal bonds.
(4)Excludes $15.6 million and $13.7 million in equity securities as of June 30, 2024 and December 31, 2023, respectively, included in prepaid expenses and other current assets and other assets on the condensed consolidated balance sheets.

Table of Contents	PART I
WEX INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (unaudited)
The following table presents estimated fair value and gross unrealized losses of debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by security category. There are no expected credit losses that have been recorded against our investment securities as of June 30, 2024 and December 31, 2023.

	As of June 30, 2024
	Less than one year		One year or longer		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment-grade rated debt securities:
U.S. treasury notes	$23.1	$0.2	$356.3	$34.8	$379.4	$35.0
Corporate debt securities	342.5	3.7	526.6	31.6	869.1	35.3
Municipal bonds	24.9	0.5	41.8	6.6	66.7	7.1
Asset-backed securities	51.3	0.4	78.9	2.4	130.2	2.8
Mortgage-backed securities	289.3	5.3	552.0	44.6	841.3	49.9
Total debt securities	$731.1	$10.1	$1,555.6	$120.0	$2,286.7	$130.1

	As of December 31, 2023
	Less than one year		One year or longer		Total
Investment-grade rated debt securities:
U.S. treasury notes	$—	$—	$358.6	$32.3	$358.6	$32.3
Corporate debt securities	132.7	2.3	482.9	29.3	615.6	31.6
Municipal bonds	25.3	0.2	42.5	6.0	67.8	6.2
Asset-backed securities	55.0	0.2	131.1	4.0	186.1	4.2
Mortgage-backed securities	374.5	4.7	262.4	25.3	636.9	30.0
Total debt securities	$587.5	$7.4	$1,277.5	$96.9	$1,865.0	$104.3
The above table includes 637 investment positions at June 30, 2024, where the current fair value is less than the related amortized cost. Unrealized losses on the Company’s debt securities included in the above table are primarily driven by the elevated interest rate environment and are not considered to be credit-related based upon an analysis that considered the extent to which the fair value is less than the amortized basis of a security, adverse conditions specifically related to the security, changes to credit rating of the instrument subsequent to Company purchase, and the strength of the underlying collateral, if any. Additionally, the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases.
The following table summarizes the contractual maturity dates of the Company’s debt securities.

	June 30, 2024
(in millions)	Amortized Cost	Fair Value
Due within one year	$117.9	$115.9
Due after 1 year through year 5	739.9	696.8
Due after 5 years through year 10	973.5	948.3
Due after 10 years	1,633.8	1,588.9
Total	$3,465.1	$3,349.9
Equity Securities
During the three and six months ended June 30, 2024 and 2023, unrealized gains and losses recognized on equity securities still held as of those dates were immaterial.

Table of Contents	PART I
WEX INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (unaudited)
Other Investments
The Company’s other investments at June 30, 2024 and December 31, 2023, which include Federal Home Loan Bank stock and certain investments for which there is no readily determinable fair value, were $26.2 million and $11.7 million, respectively.

13.	Financial Instruments − Fair Value and Concentrations of Credit Risk
Financial Instruments Measured at Fair Value on a Recurring Basis
The following table presents the Company’s financial instruments that are measured at fair value on a recurring basis, as classified within the three-level fair value hierarchy:

(in millions)	Fair Value Hierarchy	June 30, 2024	December 31, 2023
Assets:
Money market mutual funds(1)	1	$44.1	$25.5
U.S. Treasury bills(1)	2	—	10.4

Investment securities, current:
Debt securities:
U.S. treasury notes	2	$395.1	$378.6
Corporate debt securities	2	1,197.6	1,068.8
Municipal bonds	2	65.4	65.7
Asset-backed securities	2	671.2	581.6
Mortgage-backed securities	2	993.2	927.4
Total		$3,322.5	$3,022.1

Investment securities, non-current:
Debt securities	2	$27.4	$28.4
Mutual fund	1	25.4	25.5
Pooled investment fund measured at NAV(2)		12.9	12.9
Total		$65.7	$66.8

Executive deferred compensation plan trust(3)	1	$15.6	$13.7

Liabilities
Contingent consideration(4)	3	$125.1	$186.2
(1)The fair value is recorded in cash and cash equivalents.
(2)The fair value of this security is measured at NAV as a practical expedient and has not been classified within the fair value hierarchy. The amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the condensed consolidated balance sheets.
(3)The fair value is recorded as current or long-term based on the timing of the Company’s executive deferred compensation plan payment obligations. At June 30, 2024, $1.4 million and $14.2 million in fair value is recorded within prepaid expenses and other current assets and other assets, respectively. At December 31, 2023, $1.7 million and $12.0 million in fair value is recorded within prepaid expenses and other current assets and other assets, respectively.

Table of Contents	PART I
WEX INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (unaudited)
(4)The fair value is recorded as current or long-term based on the timing of expected payments. At June 30, 2024, $64.8 million and $60.3 million in fair value is recorded within accrued expenses and other current liabilities and other liabilities, respectively. At December 31, 2023, $64.5 million and $121.7 million in fair value is recorded within accrued expenses and other current liabilities and other liabilities, respectively.
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
Pooled Investment Fund
The pooled investment fund maintains individual capital accounts for each investor, which reflect each individual investor’s share of the NAV of the fund. As of June 30, 2024, the Company had no unfunded commitments with respect to the fund. Investments in the fund may be redeemed monthly with 30 days’ notice.
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
Contingent Consideration
As part of an asset acquisition from Bell Bank during 2021, the Company is obligated to pay additional consideration to Bell Bank contingent upon increases in the Federal Funds rate. The Company determines the fair value of this contingent consideration derivative liability based on discounted cash flows using the difference between the baseline Federal Funds rate in the purchase agreement with Bell Bank and future forecasted Federal Funds rates over the agreement term. The forecasted Federal Funds rates represent a Level 3 input within the fair value hierarchy. The resulting probability-weighted contingent consideration amounts were discounted using a rate of 4.24 percent as of June 30, 2024 and 3.84 percent as of December 31, 2023. Due to significant increases in the Federal Funds rate since acquisition inception, the fair value of the Company’s contingent consideration derivative liability at June 30, 2024 is effectively measured at the present value of the maximum remaining contingent consideration payable under the arrangement and accordingly, the fair value could not materially increase. A significant decrease in the Federal Funds rate could result in a material decrease in the derivative liability.
The Company records changes in the estimated fair value of the contingent consideration in the condensed consolidated statements of operations. Changes in the contingent consideration derivative liability are measured at fair value on a recurring basis using unobservable inputs (Level 3 in the fair value hierarchy) and are as follows for the periods indicated:

Table of Contents	PART I
WEX INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (unaudited)

	Three Months Ended		Six Months Ended
(in millions)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Contingent consideration - beginning of period	$123.4	$179.5	$186.2	$206.4
Payments of contingent consideration (1)	—	—	(64.5)	(28.7)
Change in fair value of contingent consideration	1.7	1.2	3.4	3.0
Contingent consideration - end of period	$125.1	$180.7	$125.1	$180.7
(1)The Company has presented $27.2 million of the payment made during the six months ended June 30, 2023, which represents the fair value of the contingent consideration at acquisition date, within net cash provided by financing activities in the condensed consolidated statement of cash flows. The remainder of the prior year payment, as well as the entirety of the current year payment, has been included in net cash (used for) provided by operating activities (specifically within net change in operating assets and liabilities, net of effects of business acquisitions).
Financial Instruments Measured at Carrying Value, for which Fair Value is Disclosed
The fair value of the Company’s financial instruments, which are measured and reported at carrying value, is as follows for the periods indicated:

	June 30, 2024		December 31, 2023
(in millions)	Carrying value	Fair value	Carrying value	Fair value
Term A Loans(1)	$—	$—	$843.9	**
Term A-1 Loans(1)	888.8	**	—	—
Term B Loans(1)	—	—	1,402.3	**
Term B-1 Loans(1)	1,395.1	**	—	—
Outstanding borrowings on Revolving Credit Facility(1)	756.3	**	662.0	**
Contractual deposits with maturities in excess of one year(2)	—	—	129.8	**
**     Fair value approximates carrying value.
(1)The Company determines the fair value of borrowings on the Revolving Credit Facility and Term Loans based on market rates for the issuance of the Company’s debt, which are Level 2 inputs in the fair value hierarchy.
(2)The Company determines the fair value of its contractual deposits with maturities in excess of one year using current market interest rates for deposits of similar remaining maturities, which are Level 2 inputs in the fair value hierarchy.
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
Concentrations of Credit Risk
The Company’s financial instruments that are exposed to concentrations of credit risk consist principally of cash and cash equivalents, restricted cash, investment securities and trade receivables. Concentration of credit risk with respect to accounts receivable is limited because a large number of geographically and industry diverse customers make up our customer base. See Note 5, Accounts Receivable, Net, for further information.
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

Table of Contents	PART I
WEX INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (unaudited)
cash is held are stable. We attempt to limit our exposure to credit risk with our investment securities by establishing strict investment policies as to minimum investment ratings, diversification of our portfolio and setting risk tolerance levels.

14.	Income Taxes
The Company’s effective tax rate was 27.5 percent and 27.2 percent for the three and six months ended June 30, 2024, respectively, and 19.1 percent and 24.4 percent for the three and six months ended June 30, 2023, respectively. Income tax expense is based on an estimated annual effective rate, which requires the Company to make its best estimate of annual pretax income or loss. The Company’s effective tax rate for the six months ended June 30, 2024 was adversely impacted by a discrete tax item of $3.7 million primarily associated with an uncertain tax position related to state income taxes, the vast majority of which was offset by excess tax benefits arising from stock-based compensation. The Company’s effective tax rates for the three and six months ended June 30, 2023 were favorably impacted by a release in valuation allowance largely attributable to foreign tax credits and net operating losses in the U.K.
Undistributed earnings of certain foreign subsidiaries of the Company amounted to $283.5 million and $231.6 million at June 30, 2024 and December 31, 2023, respectively. The Company continues to maintain its indefinite reinvestment assertion for its investments in foreign subsidiaries except for any historical undistributed earnings and future earnings for WEX Australia. The total amount of our foreign subsidiaries’ earnings in which the Company continues to assert indefinite reinvestment approximates $251.4 million at June 30, 2024. Upon distribution of these earnings, the Company would be subject to withholding taxes payable to foreign countries, where applicable, but would generally have no further federal income tax liability. It is not practicable to estimate the unrecognized deferred tax liability associated with these undistributed earnings; however, it is not expected to be material.
The Organization for Economic Cooperation and Development (“OECD”) Pillar Two global minimum tax rules, which generally provide for a minimum effective tax rate of 15 percent, are intended to apply for tax years beginning in 2024. On July 17, 2023, the OECD published Administrative Guidance proposing certain safe harbor rules that effectively extend certain effective dates to January 1, 2027. The Company is closely monitoring developments and evaluating the impact of these new rules, including eligibility to qualify for these safe harbor rules. We do not expect the impact of these new rules to have a material effect on the Company’s condensed consolidated financial position, results of operations or cash flows.

15.	Commitments and Contingencies
Litigation and Regulatory Matters
From time to time, the Company is subject to legal proceedings, claims and regulatory matters in the ordinary course of business, including but not limited to: commercial disputes; contract disputes; employment litigation; disputes regarding our intellectual property rights; alleged infringement or misappropriation by us of intellectual property rights of others, and, matters relating to our compliance with applicable laws and regulations. As of the date of this filing, the current estimate of a reasonably possible loss contingency from all legal or regulatory proceedings is not material to the Company’s consolidated financial position, results of operations, cash flows or liquidity.
Commitments
Significant commitments and contingencies as of June 30, 2024 are consistent with those discussed in Note 20, Commitments and Contingencies, to the consolidated financial statements in the Company’s Annual Report on Form 10–K for the year ended December 31, 2023.

Table of Contents	PART I
WEX INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (unaudited)

16.	Stock–Based Compensation
The Company has regularly granted equity awards in the form of stock options, restricted stock, restricted stock units and other stock-based awards under its stockholder-approved Amended and Restated 2019 Equity and Incentive Plan to certain employees and directors.
The Company began granting market share units (“MSUs”) to employees in lieu of stock options during 2024. MSUs are market-based equity awards that represent a right to receive shares of the Company’s common stock at specified future dates if certain WEX stock price performance and vesting conditions are met. The number of MSUs that will be eligible to vest will be based on the performance of our stock price over the vesting period. The fair value of the MSUs was estimated using a Monte-Carlo valuation model and will be recognized as expense over each award’s requisite service period.
Stock-based compensation expense was $33.4 million and $61.5 million for the three and six months ended June 30, 2024, respectively, and $35.9 million and $61.2 million for the three and six months ended June 30, 2023, respectively.

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
The following tables present the Company’s reportable segment revenues:

	Three Months Ended June 30, 2024
(in millions)	Mobility	Corporate Payments	Benefits	Total
Payment processing revenue	$177.2	$116.2	$24.9	$318.4
Account servicing revenue	49.8	10.3	108.4	168.6
Finance fee revenue	77.7	(0.1)	0.1	77.8
Other revenue	54.8	7.6	46.3	108.7
Total revenues	$359.6	$134.1	$179.8	$673.5

	Three Months Ended June 30, 2023
(in millions)	Mobility	Corporate Payments	Benefits	Total
Payment processing revenue	$172.2	$104.7	$23.6	$300.5
Account servicing revenue	40.8	10.6	101.5	152.9
Finance fee revenue	76.3	0.1	—	76.4
Other revenue	50.9	6.5	34.1	91.5
Total revenues	$340.2	$121.9	$159.2	$621.3

Table of Contents	PART I
WEX INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (unaudited)

	Six Months Ended June 30, 2024
(In millions)	Mobility	Corporate Payments	Benefits	Total
Payment processing revenue	$347.9	$219.4	$53.1	$620.4
Account servicing revenue	96.2	20.3	225.4	341.9
Finance fee revenue	147.7	0.2	0.2	148.1
Other revenue	106.7	16.7	92.3	215.8
Total revenues	$698.5	$256.6	$371.0	$1,326.1

	Six Months Ended June 30, 2023
(In millions)	Mobility	Corporate Payments	Benefits	Total
Payment processing revenue	$343.7	$194.8	$50.1	$588.6
Account servicing revenue	81.1	21.2	211.3	313.6
Finance fee revenue	156.7	0.3	0.1	157.1
Other revenue	101.0	10.4	62.6	174.0
Total revenues	$682.5	$226.7	$324.1	$1,233.3
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

The following table reconciles total segment adjusted operating income to income before income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023

Segment adjusted operating income
Mobility	$154.3	$150.3	$285.4	$289.1
Corporate Payments	74.4	66.3	139.0	115.5
Benefits	71.1	59.3	150.5	123.8
Total segment adjusted operating income	$299.9	$275.9	$574.9	$528.4

Reconciliation:
Total segment adjusted operating income	$299.9	$275.9	$574.9	$528.4
Less:
Unallocated corporate expenses	26.1	25.3	49.7	47.7
Acquisition-related intangible amortization	50.5	44.3	101.5	88.4
Other acquisition and divestiture related items	1.4	1.4	3.8	2.5
Stock-based compensation	33.3	36.5	60.0	62.6
Other costs	20.6	9.0	27.3	13.5
Operating income	168.1	159.4	332.6	313.7
Financing interest expense, net of financial instruments	(59.9)	(40.2)	(120.2)	(93.1)
Net foreign currency loss	(0.4)	(0.2)	(13.0)	(1.6)
Change in fair value of contingent consideration	(1.7)	(1.2)	(3.4)	(3.0)
Income before income taxes	$106.1	$117.8	$196.1	$216.0

Table of Contents	PART I
WEX INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (unaudited)

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
The following table presents WEX Bank’s actual and regulatory minimum capital amounts and ratios:

(in millions)	Actual Amount	Ratio	Minimum for Capital Adequacy Purposes Amount	Ratio	Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions Amount	Ratio
June 30, 2024
Total Capital to risk-weighted assets	$719.2	14.15%	$406.7	8.00%	$508.4	10.00%
Tier 1 Capital to average assets	$665.9	9.63%	$276.5	4.00%	$345.7	5.00%
Common equity to risk-weighted assets	$665.9	13.10%	$228.8	4.50%	$330.4	6.50%
Tier 1 Capital to risk-weighted assets	$665.9	13.10%	$305.0	6.00%	$406.7	8.00%
December 31, 2023
Total Capital to risk-weighted assets	$727.2	16.27%	$357.5	8.00%	$446.9	10.00%
Tier 1 Capital to average assets	$675.2	10.21%	$264.4	4.00%	$330.5	5.00%
Common equity to risk-weighted assets	$675.2	15.11%	$201.1	4.50%	$290.5	6.50%
Tier 1 Capital to risk-weighted assets	$675.2	15.11%	$268.1	6.00%	$357.5	8.00%

19.	Restructuring Activities
In connection with an initiative to streamline our organizational structure to support the achievement of our strategic and executional imperatives, during June 2024, the Company initiated a restructuring initiative consisting primarily of employee separation costs, which the Company determined were probable and reasonably estimable.
During the three and six months ended June 30, 2024, costs incurred under this initiative were $11.3 million. Of this total cost, $6.3 million was included within cost of sales, $2.9 million was included within general and administrative expense and the remainder was included within sales and marketing expense on the condensed consolidated statements of operations. The initiative impacted all three of our reportable segments, with approximately $5.7 million being charged to Mobility and the remaining amount divided evenly between Corporate Payments and Benefits. Accrued but unpaid charges related to this initiative as of June 30, 2024 were $10.9 million. The remaining accrual balance is expected to be paid within 2024.

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
•Company Highlights
•Results of Operations
•Liquidity and Capital Resources
•Critical Accounting Policies and Estimates
•Recently Adopted Accounting Standards
This discussion should be read in conjunction with our audited consolidated financial statements as of December 31, 2023, the notes accompanying those financial statements and MD&A as contained in our Annual Report on Form 10–K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on February 23, 2024, and in conjunction with the condensed consolidated financial statements and notes in Part I – Item 1 of this report.
Executive Overview
WEX’s mission is focused on simplifying the business of running a business. We own and operate a B2B ecosystem that helps our customers overcome highly manual processes and reconciliations, navigate the complexity of consumer driven healthcare benefits, and solve their administrative challenges. We believe that WEX offers the marketplace a unique combination of capabilities to simplify complexity, thereby setting WEX’s offerings apart from those of our competition, including:
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

Leveraging these unique capabilities, WEX offers solutions that organizations use to drive efficiencies and manage risk. These solutions, which share and benefit from our underlying capabilities, are provided across the following three business segments: Mobility, Corporate Payments, and Benefits. Within our Mobility segment, we are a leader in fleet vehicle payment solutions, transaction processing, and information management services specifically designed for the needs of fleets of all sizes from small businesses to federal and state government fleets and over-the-road carriers. Our Corporate Payments segment focuses on the complex payment environment of global B2B payments, enabling customers to utilize our payments solutions to integrate into their own workflows and manage their accounts payable automation and spend management functions. Within our Benefits segment, we provide SaaS software with embedded payment solutions and plan administration services for consumer directed health benefits, COBRA accounts, and benefit enrollment and administration. Additionally, WEX Inc. and WEX Bank provide non-bank custodial and depository services, respectively, with respect to HSAs.
Company Highlights
The following table presents a summarized view of selected results for the three and six months ended June 30, 2024, shown comparative to the prior year periods. Net cash (used for) provided by operating activities and adjusted free cash flow are presented on a year to-date basis, and shown comparative to the prior year to-date. The other key metric included below provides enhanced information and data underlying our financial results. A recurring, more extensive list of key performance indicators is included by segment within the Results of Operations section later in this MD&A.

(in millions, except per share data)	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
GAAP Measures:
Total revenues	$673.5	$621.3	$1,326.1	$1,233.3
Net income	$77.0	$95.3	$142.7	$163.3
Net income per diluted share	$1.83	$2.20	$3.38	$3.76
Net cash (used for) provided by operating activities			$(160.3)	$99.5

Non-GAAP Measures(1)
Adjusted net income	$164.0	$159.3	$310.7	$305.1
Adjusted net income per diluted share	$3.91	$3.63	$7.37	$6.94
Adjusted free cash flow			$(43.4)	$130.9

Other Key Metric:
Total volume across the Company(2)	$60,137	$55,291	$116,946	$107,599
(1)Adjusted net income, adjusted net income per diluted share, and adjusted free cash flow are supplemental non-GAAP financial measures of operating performance. Refer to the sections titled Non–GAAP Financial Measures That Supplement GAAP Measures and Liquidity and Capital Resources later in this MD&A for more information and a reconciliation of the non-GAAP financial measures to the most directly comparable financial measures calculated in accordance with GAAP.
(2)Total volume across the Company, which includes purchases on WEX-issued accounts as well as purchases issued by others using a WEX platform.
Results of Operations
The following includes information that our management believes is material to an understanding of our results of operations. Any significant changes, unusual or infrequent events or significant economic changes that materially affect our results of operations are discussed below.

Mobility
Revenues
The following table reflects comparative revenue and key operating statistics within Mobility:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(in millions, except per gallon data)	2024	2023	Amount	%	2024	2023	Amount	%
Revenues(1)
Payment processing revenue	$177.2	$172.2	$5.0	3%	$347.9	$343.7	$4.2	1%
Account servicing revenue	49.8	40.8	9.0	22%	96.2	81.1	15.1	19%
Finance fee revenue	77.7	76.3	1.4	2%	147.7	156.7	(9.0)	(6)%
Other revenue	54.8	50.9	3.9	8%	106.7	101.0	5.7	6%
Total revenues	$359.6	$340.2	$19.4	6%	$698.5	$682.5	$16.0	2%

Key operating statistics
Payment processing transactions	144.9	142.4	2.5	2%	281.8	279.9	1.9	1%
Payment processing $ of fuel	$13,729.1	$13,779.8	$(50.7)	—%	$26,790.1	$27,924.2	$(1,134.1)	(4)%
Average price per gallon of fuel – Domestic – ($USD/gal)	$3.62	$3.68	$(0.06)	(2)%	$3.59	$3.77	$(0.18)	(5)%
Net payment processing rate(2)	1.29%	1.25%	0.04%	3%	1.30%	1.23%	0.07%	6%
Net late fee rate	0.49%	0.48%	0.01%	2%	0.48%	0.49%	(0.01)%	(3)%
(1)Lower domestic fuel prices decreased revenue by $5.4 million and $25.9 million for the three and six months ended June 30, 2024.
(2)Our net payment processing rate for the three and six months ended June 30, 2024 has primarily benefited from higher rates earned from merchant contract renewals at favorable terms, lower average domestic fuel prices, and the impact of interest rate escalator clauses contained in various merchant contracts, partly offset by negative European fuel price spreads.
Total Mobility revenue increased $19.4 million for the second quarter of 2024 and increased $16.0 million for the first half of 2024 as compared to the same periods in the prior year. The increases resulted from higher rates earned under favorable contract renewals, greater revenues as a result of the Payzer Acquisition, and the impact of interest rate escalator clauses contained in various merchant contracts.
Finance fee revenue, which is comprised of the following components, is discussed below.

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(in millions)	2024	2023	Amount	%	2024	2023	Amount	%
Finance income	$67.3	$66.3	$1.0	2%	$127.7	$136.4	$(8.7)	(6)%
Factoring fee revenue	10.4	10.0	0.4	4%	20.0	20.3	(0.3)	(1)%
Finance fee revenue	$77.7	$76.3	$1.4	2%	$147.7	$156.7	$(9.0)	(6)%
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
Finance income increased $1.0 million for the second quarter of 2024 and decreased $8.7 million for the first half of 2024 as compared to the same periods in the prior year. The decrease in the first half of 2024 finance income compared to the prior year period was primarily due to a decline in the number of late fee instances, reflective of the tighter credit policies we put in place during mid-2023, offset in part by an increase in contractual late fee rates charged. Concessions to certain customers experiencing financial difficulties may be granted and are limited to extending the time to pay, placing a customer on a payment plan or granting waivers of late fees. There were no material concessions granted to customers experiencing financial difficulties during the three and six months ended June 30, 2024 and 2023.
The primary source of factoring fee revenue is calculated as a negotiated percentage fee of the receivable balance that we purchase. Factoring fee revenue for the second quarter and first half of 2024 remained consistent with that of the same periods in the prior year.
Operating Expenses
The following table compares line items within operating income and presents segment adjusted operating income and segment adjusted operating income margin for Mobility:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(in millions)	2024	2023	Amount	%	2024	2023	Amount	%
Cost of services
Processing costs	$73.8	$72.0	$1.8	2%	$152.2	$138.3	$13.9	10%
Service fees	$1.9	$2.1	$(0.2)	(12)%	$3.5	$3.7	$(0.2)	(4)%
Provision for credit losses	$18.6	$21.5	$(2.9)	(13)%	$39.3	$66.3	$(27.0)	(41)%
Operating interest	$21.5	$15.7	$5.8	37%	$40.8	$26.0	$14.8	57%
Depreciation and amortization	$13.2	$9.6	$3.6	38%	$26.0	$19.5	$6.5	33%

Other operating expenses
General and administrative	$32.1	$32.7	$(0.6)	(2)%	$63.4	$60.8	$2.6	4%
Sales and marketing	$61.1	$50.8	$10.3	20%	$118.3	$103.0	$15.3	15%
Depreciation and amortization	$18.2	$17.2	$1.0	6%	$36.5	$34.4	$2.1	6%

Operating income	$119.2	$118.6	$0.6	—%	$218.5	$230.5	$(12.0)	(5)%

Segment adjusted operating income(1)	$154.3	$150.3	$4.0	3%	$285.4	$289.1	$(3.7)	(1)%
Segment adjusted operating income margin(2)	42.9%	44.2%	(1.3)%	(3)%	40.9%	42.4%	(1.5)%	(4)%
(1)Segment adjusted operating income excludes unallocated corporate expenses, acquisition-related intangible amortization, other acquisition and divestiture related items, debt restructuring costs, stock-based compensation, other costs and certain non-recurring or non-cash operating charges that are not core to our operations, as applicable depending on the period presented. See “Non-GAAP Financial Measures That Supplement GAAP Measures” later in this Item 2 for a reconciliation of operating income to total segment adjusted operating income. See also Part I – Item 1 – Note 17, Segment Information, to our condensed consolidated financial statements for more information regarding our segment determination.
(2)Segment adjusted operating income margin is calculated by dividing segment adjusted operating income by segment revenue. The three and six months ended June 30, 2024 saw a decrease in segment adjusted operating income margin from the prior year comparable periods, primarily reflecting the decline in average fuel prices.
Cost of services
Processing costs increased $13.9 million for the first half of 2024 due primarily to higher headcount across our technology departments relative to the prior year comparable period. In the second quarter of 2024, increased costs due to headcount were mostly offset by the benefit of cost containment initiatives.
Provision for credit losses, which includes estimates for both credit and fraud losses, decreased by $2.9 million and $27.0 million for the three and six months ended June 30, 2024, respectively, as compared to the same periods in the prior year. Stabilization in the over-the-road trucking market, tighter credit policies put in place to reduce losses, and lower than expected charge-offs from macroeconomic factors have all contributed to the reduction in the provision year over year. We generally measure our loss performance by calculating fuel-related losses as a percentage of total fuel expenditures on payment processing transactions. This metric for provision for credit losses was 13.5 and 14.4 basis points of fuel expenditures for the three and six months ended June 30, 2024, respectively. For the three and six months ended June 30, 2023, provision for credit losses was 15.4 and 23.6 basis points of fuel expenditures, respectively.
Operating interest increased $5.8 million for the second quarter of 2024 and increased $14.8 million for the first half of 2024 as compared to the same periods in the prior year, primarily reflective of higher interest rates on operating debt balances in support of working capital needs.
Depreciation and amortization increased $3.6 million and $6.5 million for the three and six months ended June 30, 2024, respectively, compared to the prior year comparable periods due in part to increased capital expenditures to support growth, and the amortization of intangible assets obtained as part of the Payzer Acquisition.
Other operating expenses
Sales and marketing expenses increased $10.3 million for the second quarter of 2024 and increased $15.3 million for the first half of 2024 as compared to the same periods in the prior year primarily due to increased employee costs as a result of the Payzer Acquisition along with an increase in costs targeted at driving growth.
Corporate Payments
Revenues
The following table reflects comparative revenue and key operating statistics within Corporate Payments:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(in millions)	2024	2023	Amount	%	2024	2023	Amount	%
Revenues
Payment processing revenue	$116.2	$104.7	$11.5	11%	$219.4	$194.8	$24.6	13%
Account servicing revenue	10.3	10.6	(0.3)	(2)%	20.3	21.2	(0.9)	(4)%
Finance fee revenue	(0.1)	0.1	(0.2)	NM	0.2	0.3	(0.1)	NM
Other revenue	7.6	6.5	1.1	16%	16.7	10.4	6.3	61%
Total revenues	$134.1	$121.9	$12.2	10%	$256.6	$226.7	$29.9	13%

Key operating statistics
Purchase volume	$25,756.2	$22,901.3	$2,854.9	12%	$49,704.1	$41,535.9	$8,168.2	20%
Net interchange rate(1)	0.45%	0.46%	(0.01)%	(2)%	0.44%	0.47%	(0.03)%	(6)%
NM - Not meaningful
(1)Our net interchange rate has decreased during the three and six months ended June 30, 2024 compared to the same periods of the prior year, primarily due to changes in customer mix.
Total Corporate Payments revenue increased $12.2 million for the second quarter of 2024 and increased $29.9 million for the first half of 2024 as compared to the same periods in the prior year. These increases were primarily driven by volume growth in both travel and corporate payments. Other revenue increased for the first half of 2024 compared to the prior year period due to higher interest revenue earned during the first quarter on restricted cash balances as a result of a rise in interest rates and average balances coinciding with increased travel volumes.
Concessions to certain customers experiencing financial difficulties may be granted and are limited to extending the time to pay, placing a customer on a payment plan or granting waivers of late fees. There were no material concessions granted to customers during the three and six months ended June 30, 2024 and 2023.

Operating Expenses
The following table compares line items within operating income and presents segment adjusted operating income and segment adjusted operating income margin for Corporate Payments:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(in millions)	2024	2023	Amount	%	2024	2023	Amount	%
Cost of services
Processing costs	$21.4	$19.5	$1.9	10%	$42.0	$39.4	$2.6	7%
Service fees	$3.5	$3.1	$0.4	12%	$7.0	$6.7	$0.3	4%
Provision for credit losses	$2.3	$1.0	$1.3	NM	$3.6	$1.4	$2.2	NM
Operating interest	$3.0	$2.3	$0.7	31%	$6.2	$4.0	$2.2	55%
Depreciation and amortization	$8.0	$5.9	$2.1	36%	$15.8	$11.7	$4.1	35%

Other operating expenses
General and administrative	$13.2	$18.8	$(5.6)	(30)%	$27.7	$35.0	$(7.3)	(21)%
Sales and marketing	$15.1	$13.1	$2.0	15%	$28.8	$26.8	$2.0	8%
Depreciation and amortization	$6.6	$6.5	$0.1	2%	$13.5	$13.1	$0.3	2%

Operating income	$61.0	$51.7	$9.3	18%	$112.0	$88.6	$23.4	26%

Segment adjusted operating income(1)	$74.4	$66.3	$8.1	12%	$139.0	$115.5	$23.5	20%
Segment adjusted operating income margin(2)	55.5%	54.4%	1.1%	2%	54.2%	50.9%	3.3%	6%
NM - Not meaningful
(1)Segment adjusted operating income excludes unallocated corporate expenses, acquisition-related intangible amortization, other acquisition and divestiture related items, debt restructuring costs, stock-based compensation, other costs and certain non-recurring or non-cash operating charges that are not core to our operations, as applicable depending on the period presented. See “Non-GAAP Financial Measures That Supplement GAAP Measures” later in this Item 2 for a reconciliation of operating income to total segment adjusted operating income. See also Part I – Item 1 – Note 17, Segment Information, to our condensed consolidated financial statements for more information regarding our segment determination.
(2)Segment adjusted operating income margin is calculated by dividing segment adjusted operating income by segment revenue. See below for an explanation of changes to our year over year segment adjusted operating margin.
As a result of owning all of our technology and issuing capabilities, our Corporate Payments segment has a highly scalable and relatively fixed cost base resulting in largely comparable expenses year to year. As a result, the increase in revenues during the three and six months ended June 30, 2024, as compared to the prior year comparable periods, has also contributed to the increased operating income, segment adjusted operating income and segment adjusted operating income margin for the three and six months ended June 30, 2024. Instances in which our expenses for the second quarter and first half of 2024 did not remain comparable to those of the comparable 2023 periods are described hereafter.
General and administrative expenses decreased $5.6 million and $7.3 million for the three and six months ended June 30, 2024, respectively, as compared to the same periods in the prior year due primarily to higher professional services expense in the prior year periods in support of increasing operating efficiencies.

Benefits
Revenues
The following table reflects comparative revenue and key operating statistics within Benefits:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(in millions)	2024	2023	Amount	%	2024	2023	Amount	%
Revenues
Payment processing revenue	$24.9	$23.6	$1.3	6%	$53.1	$50.1	$3.0	6%
Account servicing revenue	108.4	101.5	6.9	7%	225.4	211.3	14.1	7%
Finance fee revenue	0.1	—	0.1	NM	0.2	0.1	0.1	NM
Other revenue	46.3	34.1	12.2	36%	92.3	62.6	29.7	48%
Total revenues	$179.8	$159.2	$20.6	13%	$371.0	$324.1	$46.9	14%

Key operating statistics
Purchase volume	$1,865.1	$1,715.9	$149.2	9%	$3,979.8	$3,644.4	$335.3	9%
Average number of SaaS accounts(1)	20.0	19.5	0.5	3%	20.2	19.9	0.3	1%
Average HSA custodial cash assets	4,231.0	3,878.1	352.9	9%	4,220.1	3,777.3	442.8	12%
NM - Not meaningful
(1)Represents the number of active Consumer-Directed Health, COBRA, and billing accounts on our SaaS platforms. SaaS accounts include HSA accounts for which WEX Inc. serves as the non-bank custodian under designation by the U.S. Department of Treasury.
Total Benefits revenue increased $20.6 million for the second quarter of 2024 and increased $46.9 million for the first half of 2024 as compared to the same periods in the prior year. A rise in average HSA deposit balances held by WEX Bank and interest rates earned on the investment of such balances, as reflected within other revenue, coupled with increased revenues due to the Ascensus acquisition, substantially contributed to the increase in total revenues for the three and six months ended June 30, 2024 as compared to the prior year comparable periods.
Operating Expenses
The following table compares line items within operating income and presents segment adjusted operating income and segment adjusted operating income margin for Benefits:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(in millions)	2024	2023	Amount	%	2024	2023	Amount	%
Cost of services
Processing costs	$68.6	$58.2	$10.4	18%	$138.8	$117.6	$21.2	18%
Service fees	$15.5	$12.7	$2.8	22%	$31.2	$25.8	$5.4	21%
Provision for credit losses	$(0.3)	$0.2	$(0.5)	NM	$—	$0.4	$(0.4)	NM
Operating interest	$1.1	$1.5	$(0.4)	(24)%	$2.3	$2.3	$—	(2)%
Depreciation and amortization	$11.6	$9.7	$1.9	19%	$22.2	$19.2	$3.0	16%

Other operating expenses
General and administrative	$11.4	$15.3	$(3.9)	(25)%	$21.9	$26.4	$(4.5)	(17)%
Sales and marketing	$17.6	$15.0	$2.6	18%	$32.1	$29.0	$3.1	11%
Depreciation and amortization	$21.6	$17.1	$4.5	27%	$43.2	$34.1	$9.1	27%

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(in millions)	2024	2023	Amount	%	2024	2023	Amount	%
Operating income	$32.5	$29.5	$3.0	10%	$79.3	$69.3	$10.0	14%

Segment adjusted operating income(1)	$71.1	$59.3	$11.8	20%	$150.5	$123.8	$26.7	22%
Segment adjusted operating income margin(2)	39.6%	37.2%	2.4%	6%	40.6%	38.2%	2.4%	6%
NM - Not meaningful
(1)Segment adjusted operating income excludes unallocated corporate expenses, acquisition-related intangible amortization, other acquisition and divestiture related items, debt restructuring costs, stock-based compensation, other costs and certain non-recurring or non-cash operating charges that are not core to our operations, as applicable depending on the period presented. See “Non-GAAP Financial Measures That Supplement GAAP Measures” later in this Item 2 for a reconciliation of operating income to total segment adjusted operating income. See also Part I – Item 1 – Note 17, Segment Information, to our condensed consolidated financial statements for more information regarding our segment determination.
(2)Segment adjusted operating income margin is calculated by dividing segment adjusted operating income by segment revenue. Revenue earned on HSA assets is highly accretive to earnings and is the primary driver of the increase in segment adjusted operating income margin for the three and six months ended June 30, 2024 as compared to the prior year comparable periods.
Cost of services
Processing costs increased by $10.4 million for the second quarter of 2024 and increased $21.2 million for the first half of 2024 as compared to the same periods in the prior year, primarily due to increased employee costs as a result of the Ascensus Acquisition along with higher technology costs incurred in support of volume growth.
Service fees increased by $2.8 million for the second quarter of 2024 and increased $5.4 million for the first half of 2024, as compared with the same periods in the prior year, in conjunction with the associated growth in revenues and in part due to the Ascensus Acquisition.
Other operating expenses
General and administrative expense decreased $3.9 million for the second quarter of 2024 and decreased $4.5 million for the first half of 2024 as compared to the same periods in the prior year, due primarily to higher professional services expense in the prior year periods in support of increasing operating efficiencies.
Sales and marketing expense increased $2.6 million for the second quarter of 2024 and $3.1 million for the first half of 2024 as compared to the same periods in the prior year primarily due to increased costs as a result of the Ascensus Acquisition.
Depreciation and amortization increased $4.5 million for the second quarter of 2024 and increased $9.1 million for the first half of 2024 as compared to the prior year periods, primarily due to the amortization of intangible assets obtained as part of the Ascensus Acquisition.
Unallocated corporate expenses
Unallocated corporate expenses represent the portion of expenses relating to general corporate functions, including acquisition and divestiture expenses, certain finance, legal, information technology, human resources, administrative and executive expenses, and other expenses not directly attributable to a reportable segment.
The following table compares line items within operating income for unallocated corporate expenses:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(in millions)	2024	2023	Amount	%	2024	2023	Amount	%
Other operating expenses
General and administrative	$44.3	$39.4	$4.9	12%	$76.6	$72.9	$3.7	5%
Depreciation and amortization	$0.4	$1.0	$(0.6)	NM	$0.8	$1.8	$(1.0)	NM

NM - Not meaningful
During the three months ended June 30, 2024, unallocated corporate expenses increased $4.9 million as compared to the same period of the prior year primarily due to increased headcount and related compensation expense, including stock compensation.
Non-operating income and expense
The following table reflects comparative results for certain amounts excluded from operating income:

	Three Months Ended June 30,		Absolute Dollar Change	Effect of Change on Net Income	Six Months Ended June 30,		Absolute Dollar Change	Effect of Change on Net Income
(in millions)	2024	2023			2024	2023
Financing interest expense, net of financial instruments	$(59.9)	$(40.2)	$19.7	Reduction	$(120.2)	$(93.1)	$27.1	Reduction
Change in fair value of contingent consideration	$(1.7)	$(1.2)	$0.5	Reduction	$(3.4)	$(3.0)	$0.4	Reduction
Net foreign currency loss	$(0.4)	$(0.2)	$0.2	Reduction	$(13.0)	$(1.6)	$11.4	Reduction
Income tax provision	$29.1	$22.5	$6.6	Reduction	$53.4	$52.7	$0.7	Reduction
During the three and six months ended June 30, 2023, the Company benefited from net gains on interest rate swap financing instruments, which reduced financing interest expense, net of financial instruments. Increased borrowings under our Revolving Credit Facility, coupled with higher interest rates, offset in part by a reduction in interest due to the repurchase and cancellation of our Convertible Notes during the third quarter of 2023, further contributed to the increase in expense during the three and six months ended June 30, 2024, as compared to the same periods in the prior year.
Our foreign currency exchange exposure is primarily related to the remeasurement of our cash, receivable and payable balances, including intercompany transactions that are denominated in foreign currencies. The loss incurred during the first half of 2024 resulted from the weakening of certain foreign currencies in which we transact, including the Euro, and the Australian and Canadian dollars, relative to the U.S. dollar.
The increase in income tax provision for the three and six months ended June 30 2024 as compared to the prior year comparable periods is due primarily to an increase in the Company’s effective tax rates. The Company’s effective tax rates for the three and six months ended June 30, 2024 were 27.5 percent and 27.2 percent, respectively, compared to 19.1 percent and 24.4 percent for the three and six months ended June 30, 2023, respectively. See Part I – Item 1 – Note 14, Income Taxes, to our condensed consolidated financial statements for more information regarding the drivers behind our effective tax rates.
Non–GAAP Financial Measures That Supplement GAAP Measures
Total Segment Adjusted Operating Income and Adjusted Net Income
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
Total segment adjusted operating income excludes unallocated corporate expenses, acquisition-related intangible amortization, other acquisition and divestiture related items, debt restructuring costs, stock-based compensation, other costs and certain non-recurring or non-cash operating charges that are not core to our operations, as applicable depending on the period presented.
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
•The tax related items are the difference between the Company’s GAAP tax provision and a non-GAAP tax provision. Beginning in fiscal year 2024, the Company utilizes a fixed annual projected long-term non-GAAP tax rate in order to provide better consistency across reporting periods. To determine this long-term projected tax rate, the Company performs a pro forma tax provision based upon the Company’s projected adjusted net income before taxes. The fixed annual projected long-term non-GAAP tax rate could be subject to change in future periods for a variety of reasons, including the rapidly evolving global tax environment, significant changes in our geographic earnings mix including due to acquisition activity, or other changes to our strategy or business operations; and
•The Company does not allocate certain corporate expenses to our operating segments, as these items are centrally controlled and are not directly attributable to any reportable segment.

Total segment adjusted operating income and adjusted net income may be useful to investors as a means of evaluating our performance. However, because total segment adjusted operating income and adjusted net income are non-GAAP measures, they should not be considered as a substitute for, or superior to, operating income or net income as determined in accordance with GAAP. Total segment adjusted operating income and adjusted net income as used by WEX may not be comparable to similarly titled measures employed by other companies.
The following table reconciles net income to adjusted net income and related per share data:

	Three Months Ended June 30,
(in millions except per diluted share data)	2024		2023
Net income	$77.0	$1.83	$95.3	$2.20
Unrealized loss (gain) on financial instruments	0.2	—	(2.2)	(0.05)
Net foreign currency loss	0.4	0.01	0.2	—
Change in fair value of contingent consideration	1.7	0.04	1.2	0.03
Acquisition-related intangible amortization	50.5	1.20	44.3	1.02
Other acquisition and divestiture related items	3.8	0.09	1.4	0.03
Stock-based compensation	33.3	0.79	36.5	0.84
Other costs	19.4	0.46	9.0	0.21
Debt restructuring and debt issuance cost amortization	3.2	0.08	4.8	0.11
Tax related items	(25.5)	(0.61)	(31.2)	(0.72)
Dilutive impact of convertible debt[1]	—	—	—	(0.04)
Adjusted net income	$164.0	$3.91	$159.3	$3.63

	Six Months Ended June 30,
	2024		2023
Net income	$142.7	$3.38	$163.3	$3.76
Unrealized loss on financial instruments	0.4	0.01	12.3	0.28
Net foreign currency loss	13.0	0.31	1.6	0.04
Change in fair value of contingent consideration	3.4	0.08	3.0	0.07
Acquisition-related intangible amortization	101.5	2.41	88.4	2.03
Other acquisition and divestiture related items	7.0	0.17	2.5	0.06
Stock-based compensation	60.0	1.42	62.6	1.44
Other costs	25.2	0.60	13.5	0.31
Debt restructuring and debt issuance cost amortization	7.7	0.18	9.5	0.22
Tax related items	(50.2)	(1.19)	(51.6)	(1.19)
Dilutive impact of convertible debt[2]	—	—	—	(0.08)
Adjusted net income	$310.7	$7.37	$305.1	$6.94
(1)The dilutive impact of the Convertible Notes was calculated under the ‘if-converted’ method for the periods through which they were outstanding. Under the ‘if-converted’ method, interest expense, net of tax, associated with our Convertible Notes of $3.8 million and $7.7 million was added back to adjusted net income for the three and six months ended June 30, 2023, respectively. For the three and six months ended June 30, 2023, 1.6 million shares of the Company’s common stock associated with the assumed conversion of the Convertible Notes (prior to repurchase and cancellation) was included in the calculation of adjusted net income per dilutive share as the effect of including such adjustments was dilutive. For further information about the Convertible Notes and their repurchase and cancellation, see Note 10, Financing and Other Debt. The total number of shares used in calculating adjusted net income per diluted share for the three and six months ended June 30, 2024 was 42.0 million and 42.2 million, respectively. The total number of shares used in calculating adjusted net income per diluted share for the three and six months ended June 30, 2023 was 44.9 million and 45.0 million, respectively.

The following table reconciles operating income to total segment adjusted operating income and adjusted operating income:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Operating income	$168.1	$159.4	$332.6	$313.7
Unallocated corporate expenses	26.1	25.3	49.7	47.7
Acquisition-related intangible amortization	50.5	44.3	101.5	88.4
Other acquisition and divestiture related items	1.4	1.4	3.8	2.5
Stock-based compensation	33.3	36.5	60.0	62.6
Other costs	20.6	9.0	27.3	13.5
Total segment adjusted operating income	$299.9	$275.9	$574.9	$528.4
Unallocated corporate expenses	(26.1)	(25.3)	(49.7)	(47.7)
Adjusted operating income	$273.9	$250.6	$525.2	$480.7
Adjusted Free Cash Flow
The Company’s non-GAAP adjusted free cash flow is calculated as cash flows from operating activities, adjusted for net purchases of current investment securities, capital expenditures, net funding activity including the change in net deposits, net advances from the FHLB, and changes in borrowings under the BTFP and borrowed federal funds, and certain other adjustments which, for the six months ended June 30, 2024 and 2023, reflects an adjustment for contingent and deferred consideration paid to sellers in excess of acquisition-date fair value. Although non-GAAP adjusted free cash flow is not calculated in accordance with GAAP, WEX believes that adjusted free cash flow is a useful measure for investors to further evaluate our results of operations because (i) adjusted free cash flow indicates the level of cash generated by the operations of the business, which excludes consideration paid on acquisitions, after appropriate reinvestment for recurring investments in property, equipment and capitalized software that are required to operate the business; (ii) net funding activity includes fluctuations in deposits and other borrowings primarily used as part of our accounts receivable funding strategy; and (iii) purchases of current investment securities are made as a result of deposits gathered operationally. However, because adjusted free cash flow is a non-GAAP measure, it should not be considered as a substitute for, or superior to, operating cash flow as determined in accordance with GAAP. In addition, adjusted free cash flow as used by WEX may not be comparable to similarly titled measures employed by other companies.
The following table reconciles GAAP operating cash flow to adjusted free cash flow:

(in millions)	Six Months Ended June 30,
	2024	2023
Operating cash flow, as reported	$(160.3)	$99.5
Adjustments to operating cash flow:
Other	67.1	1.5
Adjusted for certain investing and financing activities:
Net funding activity	431.9	1,342.8
Less: Purchases of current investment securities, net of sales and maturities	(308.5)	(1,247.6)
Less: Capital expenditures	(73.6)	(65.3)
Adjusted free cash flow	$(43.4)	$130.9

Liquidity and Capital Resources
We fund our business operations primarily via cash on hand, cash generated from operations, the issuance of deposits, and borrowings under our Amended and Restated Credit Agreement. As of June 30, 2024, we had cash and cash equivalents of $682.6 million, including Corporate Cash of $143.4 million, and remaining borrowing availability of $804.4 million under the Revolving Credit Facility along with access to various sources of funds, including uncommitted federal funds lines of credit from other banks.
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
•Accounts receivable securitization and factoring arrangements[3]
•Participation debt[4]
•Borrowed federal funds and other short-term borrowings[5]

•Payments on our Amended and Restated Credit Agreement
•Payments on maturities of deposits
•Payments on borrowed federal funds and other short-term borrowings
•Working capital needs of the business
•Capital expenditures
•Purchases of shares of treasury stock
•Merger and acquisition activity

(1)During May 2024, the Company entered into the Fifth Amendment to the Amended and Restated Credit Agreement, which increased commitments under the Revolving Credit Facility to $1.6 billion, increased the size of the tranche A term loan facility to $900.0 million, repriced the applicable interest margin for the tranche A term loans and Revolving Credit Facility and extended the maturity date to May 2029 for both the tranche A term loans and Revolving Credit Facility. Under our Amended and Restated Credit Agreement, as of June 30, 2024 the Company had outstanding term loan principal borrowings of $2,283.9 million, borrowings of $756.3 million on the Revolving Credit Facility and letters of credit of $39.3 million drawn against the Revolving Credit Facility. See Part I – Item 1 – Note 10, Financing and Other Debt, to our condensed consolidated financial statements for more information regarding our Amended and Restated Credit Agreement.
(2)WEX Bank’s regulatory status enables it to raise capital to fund the Company’s working capital requirements by issuing deposits, subject to various regulatory capital requirements administered by the FDIC and the UDFI. Additionally, WEX Bank holds deposits for the benefit of WEX Inc.’s HSA customers subject to the terms of a deposit agreement. As of June 30, 2024, we had $4,288.8 million in total deposits. See Part I – Item 1 – Note 9, Deposits, to our condensed consolidated financial statements for more information regarding our deposits.
(3)The Company utilizes securitized debt agreements to finance a portion of our receivables, lower our cost of borrowing and more efficiently utilize capital. The Company had $100.4 million of securitized debt under these facilities as of June 30, 2024. We also utilize off-balance sheet factoring and securitization arrangements to sell certain of our accounts receivable to unrelated third-party financial institutions in order to accelerate the collection of the Company’s cash and reduce internal costs. Available capacity is dependent on the level of our trade accounts receivable eligible to be sold and the financial institutions’ willingness to purchase such receivables. However, the Company is not dependent on them to maintain its liquidity and capital resources. See Part I – Item 1 – Notes 10, Financing and Other Debt and 11, Off-Balance Sheet Arrangements, to our condensed consolidated financial statements for further information about the Company’s securitized debt and off-balance sheet arrangements.
(4)From time to time, WEX Bank enters into participation agreements with third-party banks to fund customers’ balances that exceed WEX Bank’s lending limit to individual customers. There was $27.0 million borrowed against these participation agreements as of June 30, 2024.
(5)WEX Bank borrows from short-term uncommitted federal funds lines of credit from time to time to supplement the financing of the Company’s accounts receivable. There were no outstanding borrowings under these lines of credit as of June 30, 2024. The Bank is also a member of the FHLB of Des Moines, which provides them collateralized short-term funding. As of June 30, 2024, WEX Bank had $300.0 million of advances outstanding, secured by $360.4 million of investment securities. See Part I – Item 1 – Note 10, Financing and Other Debt, to our condensed consolidated financial statements for more information regarding these facilities.

Additional Sources of Cash Available
On March 12, 2023, the Federal Reserve Board announced the BTFP, which provided liquidity to U.S. depository institutions. This program allowed bank loans for up to one year in length, collateralized by the par value of qualifying assets, including U.S. treasuries and mortgage-backed securities. Advances were available for a one-year period until March 11, 2024, at which time the BTFP ceased making new loans. WEX Bank accessed $760.0 million of temporary, low-cost capital under the BTFP as of June 30, 2024, pledging held investment securities with a par value of $790.6 million and market value of $699.2 million as collateral.
WEX Bank has the ability to borrow funds from the Federal Reserve Bank Discount Window. Borrowing limits fluctuate based on pledged assets, and as of June 30, 2024, the Company could borrow up to a maximum amount of $141.6 million. WEX Bank had no borrowings outstanding on this line of credit as of June 30, 2024. See Part I – Item 1 – Note 10, Financing and Other Debt, to our condensed consolidated financial statements for more information regarding this borrowing arrangement.
Cash Flows
The table below summarizes our cash activities and adjusted free cash flow:

	Six Months Ended June 30,
(in millions)	2024	2023
Net cash provided by (used for)
Operating activities	$(160.3)	$99.5
Investing activities	$(402.7)	$(1,322.4)
Financing activities	$146.7	$1,468.5
Non-GAAP financial measure:
Adjusted free cash flow[1]	$(43.4)	$130.9
(1)The Company’s non-GAAP adjusted free cash flow is calculated as cash flows from operating activities, adjusted for net purchases of current investment securities, capital expenditures, net funding activity including the change in net deposits, net advances from the FHLB, and changes in borrowings under the BTFP and borrowed federal funds, and certain other adjustments which, for the six months ended June 30, 2024, reflects an adjustment for contingent consideration paid to sellers in excess of acquisition-date fair value. For a reconciliation to net cash provided by operating activities, the most closely comparable GAAP measure, and the reasons why we believe this is an important financial measure, please refer to the section titled Non-GAAP Financial Measures That Supplement GAAP Measures.
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
Cash provided by operating activities for the six months ended June 30, 2024 decreased $259.8 million as compared to the same period in the prior year. The decrease year over year was primarily the result of increased customer receivables, primarily within our North American fleet business, coupled with $64.5 million of contingent consideration paid to Bell Bank during the first half of 2024.
Investing Activities
Investing cash flows generally consist of capital expenditures, cash used for acquisitions and the investment of custodial cash assets.
Cash used for investing activities for the six months ended June 30, 2024 decreased $919.7 million as compared to the same period in the prior year, primarily resulting from the investment of $512.2 million of HSA deposits in available-for-sale debt securities during the first half of 2024 as compared to $1.4 billion in the prior year comparable period.
Financing Activities
Financing cash flows generally consist of the issuance and repayment of debt and deposits, changes in restricted cash payable and purchases of our common stock. Repurchases of our common stock may vary based on management’s evaluation of market and economic conditions and other factors.

Cash provided by financing activities for the six months ended June 30, 2024 decreased $1,321.8 million, due primarily to a decrease in net deposits, BTFP borrowing activity and a decrease in our restricted cash payable, partially offset by net advances from the FHLB.
During the six months ended June 30, 2024, the Company repurchased approximately 0.8 million shares of our common stock subject to an authorized and outstanding share buyback plan. Cash payments for share repurchases during the six months ended June 30, 2024 totaled $173.6 million. As of June 30, 2024, there was $439.8 million worth of common stock shares available to be purchased pursuant to the repurchase plan authorization.
Adjusted Free Cash Flow
The definition of adjusted free cash flow, and the reasons why we believe it to be an important financial measure, can be found in the section titled Non-GAAP Financial Measures That Supplement GAAP Measures.
Adjusted free cash flow decreased $174.3 million during the six months ended June 30, 2024 as compared to the same period in the prior year due primarily to the decrease in cash provided by operating activities, as explained earlier.
Financial Covenants
The Amended and Restated Credit Agreement contains various affirmative and negative covenants that, subject to certain customary exceptions, limit the Company and its subsidiaries’ (including, in certain limited circumstances, WEX Bank and the Company’s other regulated subsidiaries) ability to, among other things (i) incur additional debt, (ii) pay dividends or make other distributions on, redeem or repurchase capital stock, or make investments or other restricted payments, (iii) enter into transactions with affiliates, (iv) dispose of assets or issue stock of restricted subsidiaries or regulated subsidiaries, (v) create liens on assets, or (vi) effect a consolidation or merger or sell all, or substantially all, of the Company’s assets. The Amended and Restated Credit Agreement also contains customary financial maintenance covenants, including a consolidated interest coverage ratio and a consolidated leverage ratio. As of June 30, 2024, we were in compliance with applicable covenants. See Part II – Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources and Part II – Item 8 – Note 16, Financing and Other Debt, in our Annual Report on Form 10-K for the year ended December 31, 2023 for more information regarding these covenants.
Other Commitments, Contingencies and Contractual Obligations
There were no material changes to our contractual obligations from the information previously provided in Item 7 of our Annual Report on Form 10–K for the year ended December 31, 2023.
Regulatory Matters
WEX Bank is subject to a consent order issued by the FDIC on September 20, 2023 (the “2023 Order”), which requires WEX Bank to make certain improvements, which include corrections of certain issues identified in the 2023 Order and general enhancements to WEX Bank’s compliance management program. Customer impact and any resulting harm from the violations detailed in the 2023 Order have been identified and steps have been taken to remediate any such impact and harm. The terms of the 2023 Order will remain in effect and be enforceable until they are modified, terminated, suspended or set aside by the FDIC. The matters identified in the 2023 Order have not had, nor are they expected to have, a material effect on WEX Bank’s operations or the Company’s results of operations, financial condition or cash flows.
Critical Accounting Estimates
We have no material changes to our critical accounting estimates discussed in our Annual Report on Form 10–K for the year ended December 31, 2023.

Recently Adopted Accounting Standards
See Note 2, Significant Accounting Policies, to the condensed consolidated financial statements included in Part I, Item 1 of this Form 10–Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
As of June 30, 2024, we have no material changes to the market risk disclosures in our Annual Report on Form 10–K for the year ended December 31, 2023.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the principal executive officer and principal financial officer of WEX Inc., evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2024. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2024. “Disclosure controls and procedures” are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we are subject to legal proceedings, claims and regulatory matters in the ordinary course of business, including but not limited to: commercial disputes; contract disputes; employment litigation; disputes regarding our intellectual property rights; alleged infringement or misappropriation by us of intellectual property rights of others; and, matters relating to our compliance with applicable laws and regulations. As of the date of this filing, we are not involved in any material legal proceedings and there are no material proceedings known to be contemplated by governmental authorities. We also were not involved in any material legal proceedings that were terminated during the three months ended June 30, 2024.

Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10–K for the year ended December 31, 2023, which could materially affect our business, financial condition or future results. The risk factors disclosure in our Annual Report on Form 10-K for the year ended December 31, 2023 is qualified by the information that is described in this Quarterly Report on Form 10-Q. The risks described in our Annual Report on Form 10–K for the year ended December 31, 2023 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table presents the Company’s common stock repurchases during each month of the second quarter of 2024:

	Total Number of Shares Purchased	Average Price Paid per Share[2], [3]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[1]
April 1 - April 30, 2024	258,196	$220.04	258,196	$483,006,725
May 1 - May 31, 2024	207,402	$208.27	207,402	$439,811,372
June 1 - June 30, 2024	—	$—	—	$439,811,372
Total	465,598	$214.80	465,598
(1)On February 15, 2024, the Company's board of directors authorized an amended share repurchase program under which up to an additional $400.0 million worth of WEX's common stock may be repurchased by the Company in the open market and through various other means pursuant to the share repurchase plan, through December 31, 2025, expanding the total authorization from $650.0 million to $1.05 billion.
(2)Includes commissions paid on stock repurchases.
(3)The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible one percent excise tax on the net value of certain stock repurchases. All dollar amounts presented exclude such excise taxes, as applicable.
Item 5. Other Information.
During the three months ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f)) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c).

 Item 6. Exhibits.

	Exhibit No.	Description
	3.1	Amended and Restated Certificate of Incorporation of WEX Inc. (incorporated by reference to Exhibit No. 3.1 to our Current Report on Form 8–K filed with the SEC on June 10, 2021)
	3.2	Amended and Restated By-Laws of WEX Inc. (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed with the SEC on December 13, 2022)
**	10.1	Fifth Amendment to Amended and Restated Credit Agreement, dated May 10, 2024 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 15, 2024)
*	31.1	Certification of Chief Executive Officer of WEX INC. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended
*	31.2	Certification of Chief Financial Officer of WEX INC. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended
*	32.1
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

*	101.INS	Inline XBRL Instance Document
*	101.SCH	Inline XBRL Taxonomy Extension Schema Document
*	101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
*	101.LAB	Inline XBRL Taxonomy Label Linkbase Document
*	101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
*	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
*	104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*	These exhibits have been filed with this Quarterly Report on Form 10–Q.
**	Certain exhibits and schedules have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company agrees to furnish to the SEC a copy of any omitted exhibits or schedules upon request of the SEC.
†	Denotes a management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEX INC.

July 25, 2024	By:	/s/ Jagtar Narula
Jagtar Narula
Chief Financial Officer
(principal financial officer)