Form 10-K
period 2024-12-31
WEX Inc.
filed 2025-02-20
CIK 1309108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  ____________________________ to _____________________________ .
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Act.        ☐  Yes             ☑  No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (assuming for the purpose of this calculation, but without conceding, that all directors, officers and any 10 percent or greater stockholders are affiliates of the registrant) as of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $7.3 billion (based on the closing price of the registrant’s common stock on that date as reported on the New York Stock Exchange).
There were 38,815,490 shares of the registrant’s common stock outstanding as of February 13, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive proxy statement for the Company’s 2025 Annual Meeting of Stockholders (the “2025 Proxy Statement”) are incorporated by reference into Part III of this 10–K. Such 2025 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the Company’s fiscal year ended December 31, 2024. With the exception of the sections of the 2025 Proxy Statement specifically incorporated herein by reference, the 2025 Proxy Statement is not deemed to be filed as part of this Annual Report on 10–K.

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
•the incurrence of impairment charges if the Company’s assessment of the fair value of certain of its reporting units changes;
•the uncertainties of investigations and litigation;
•the ability of the Company to protect its intellectual property and other proprietary rights;

Table of Contents	FORWARD-LOOKING STATEMENTS
•the impact of regulatory capital requirements and other regulatory requirements on the operations of WEX Bank or its ability to make payments to WEX Inc.;
•the impact of the Company’s debt instruments on the Company’s operations;
•the impact of increased leverage on the Company’s operations, results or borrowing capacity generally;
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
•the ability to adopt, implement and use artificial intelligence technologies across our business successfully and ethically;
•the ability to maintain effective systems of internal controls;
•the failure to repurchase shares at favorable prices, if at all;
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

BTFP	The Federal Reserve Bank Term Funding Program, which provides liquidity to U.S. depository institutions.
CDH	Consumer directed healthcare
CFPB	Consumer Financial Protection Bureau
CODM	Chief Operating Decision Maker
Company	WEX Inc. and all entities included in the consolidated financial statements.
Consolidated EBITDA	A non-GAAP measure calculated in accordance with the terms of the Company’s Credit Agreement.
Convertible Notes	Convertible senior unsecured notes due on July 15, 2027 in an aggregate principal amount of $310.0 million with a 6.5 percent interest rate, issued July 1, 2020, which were repurchased by the Company and canceled by the trustee at the instruction of the Company on August 11, 2023.
Corporate Cash	Calculated in accordance with the terms of our consolidated leverage ratio in the Company’s Credit Agreement.
COVID-19	An infectious disease caused by the SARS-CoV-2 coronavirus. The World Health Organization declared the coronavirus outbreak a global pandemic on March 11, 2020.

Table of Contents	ACRONYMS AND ABBREVIATIONS

DCFM	Discounted Cash Flow Method of valuation
Discovery Benefits	Discovery Benefits, LLC, which was subsequently merged with and into WEX Health as of March 31, 2021.
DSUs	Deferred Stock Units held by non-employee directors.
EFS	Electronic Funds Source, LLC, a provider of customized corporate payment solutions for fleet and corporate customers with a focus on large and mid-sized over-the-road fleets.
eNett	eNett International (Jersey) Limited
EVs	Electric Vehicles
FASB	Financial Accounting Standards Board
FCPA	U.S. Foreign Corrupt Practices Act
FDIC	Federal Deposit Insurance Corporation
Federal Reserve Bank Discount Window	Monetary policy that allows WEX Bank to borrow funds on a short-term basis to meet temporary shortages of liquidity caused by internal or external disruptions.
FHLB	Federal Home Loan Bank
FinCEN	Financial Crimes Enforcement Network of the U.S. Department of the Treasury
FleetOne	FleetOne Holdings, LLC and its direct and indirect subsidiaries
FRA	Federal Reserve Act
FSA	Flexible Spending Accounts
Funding Activity	Includes the change in net deposits, net advances from the FHLB, changes in participation debt, and changes in borrowings under the BTFP and borrowed federal funds, which are all used as part of WEX Bank’s accounts receivable funding strategy.
GAAP	Generally Accepted Accounting Principles in the United States
GILTI	Global Intangible Low Taxed Income
GPCM	Guideline Public Company Method of valuation
GPCs	Guideline Public Companies
HRA	Health Reimbursement Arrangements
HSA	Health Savings Account
ICE	Internal Combustion Engine
MSUs	Market share units
NAV	Net Asset Value
Net interchange rate	Represents the percentage of the dollar value of each payment processing transaction that WEX records as revenue from merchants, less certain discounts given to customers and network fees.
Net late fee rate	Net late fee rate represents late fee revenue as a percentage of fuel purchased by fleets that have a payment processing relationship with WEX.
Net payment processing rate	The percentage of each payment processing $ of fuel that the Company records as revenue from merchants less certain discounts given to customers and network fees.
NYSE	New York Stock Exchange
OFAC	The United States Treasury’s Office of Foreign Assets Control
Operating cash flow	Net cash provided by (used for) operating activities
Operating interest	Interest expense incurred on the operating debt obtained to provide liquidity for the Company’s short-term receivables or used for investing purposes in fixed income debt securities.
Optal	Optal Limited
OTA	Online travel agency
Over-the-road	Typically, heavy trucks traveling long distances.

Table of Contents	ACRONYMS AND ABBREVIATIONS

Payment processing $ of fuel	Total dollar value of the fuel purchased by fleets that have a payment processing relationship with WEX.
Payment processing transactions	Total number of purchases made by fleets that have a payment processing relationship with the Company where the Company maintains the receivable for the total purchase.
PBRSUs	Performance-based restricted stock units
PO Holding	PO Holding, LLC, a wholly-owned subsidiary of WEX Inc. and the direct parent of WEX Health.
Processing costs	Expenses related to processing transactions, servicing customers and merchants and costs of goods sold related to hardware and other product sales.
Purchase volume	Purchase volume in the Corporate Payments segment represents the total dollar value of all WEX-issued transactions that use WEX corporate card products and virtual card products. Purchase volume in the Benefits segment represents the total dollar value of all transactions where interchange is earned by WEX.
Redeemable non-controlling interest	The portion of net assets owned by a non-controlling interest holder, SBI, prior to the March 7, 2022 acquisition of SBI’s remaining interest in PO Holding.
Revolving Credit Facility	The Company’s secured revolving credit facility under the Credit Agreement.
RSUs	Restricted stock units
SaaS	Software-as-a-Service
SBI	SBI Investments, Inc., which is owned by State Bankshares, Inc., and was a minority interest holder in PO Holding, LLC.
SEC	Securities and Exchange Commission
Total segment adjusted operating income	A non-GAAP measure that adjusts operating income to exclude specified items that the Company’s management excludes in evaluating segment performance, including unallocated corporate expenses, acquisition-related intangible amortization, other acquisition and divestiture related items, debt restructuring costs, stock-based compensation, other costs and certain non-recurring or non-cash operating charges that are not core to our operations, as applicable depending on the period presented.
Service fees	Costs incurred from third-party networks utilized to deliver payment solutions and other third-parties utilized in performing services directly related to generating revenue.
SOFR	Secured Overnight Financing Rate
SPE	Wholly-owned special purpose entity
Topic 310	Accounting Standards Codification Section 310, Receivables
Topic 320	Accounting Standards Codification Section 320, Debt Securities
Topic 606	Accounting Standards Codification Section 606, Revenue from Contracts with Customers
Total volume	Includes purchases on WEX-issued accounts as well as purchases issued by others, but using a WEX platform.
TSR	Total shareholder return
UDFI	Utah Department of Financial Institutions
VIE	Variable interest entity
VCN	Virtual card number
WACC	Weighted Average Cost of Capital
WEX	WEX Inc., and all of its subsidiaries that are consolidated under accounting principles generally accepted in the United States, unless otherwise indicated or required by the context.
WEX Australia	WEX Card Holdings Australia Pty Ltd and its subsidiaries
WEX Bank	An industrial bank organized under the laws of the State of Utah, and wholly owned subsidiary of WEX Inc.

Table of Contents	ACRONYMS AND ABBREVIATIONS

WEX Europe Services	WEX Europe Service Limited, a European Mobility business
WEX Health	WEX Health, Inc., the Company’s healthcare technology and administration solutions provider/business.
WEX Payments	WEX Payments Inc. (formerly known as Noventis, Inc.)

PART I
ITEM 1. BUSINESS
Our Company Overview
WEX’s mission is focused on simplifying the business of running a business. WEX owns and operates a B2B ecosystem that helps our customers overcome highly manual processes and reconciliations, navigate the complexity of consumer driven healthcare benefits, and solve their administrative challenges. We believe that WEX offers the marketplace a unique combination of capabilities to simplify complexity, thereby setting WEX’s offerings apart from those of our competition.
Our technology is engineered and operated with global scale and reliability. We have invested heavily in technology and expect to continue to do so on an ongoing basis. Our customers have trusted us to conduct hundreds of billions of dollars in money movements in more than 20 currencies and we believe that our products and services play integral roles in the infrastructure of businesses.
Our solutions are shaped by customer-focused innovation and deep industry expertise. Both in our direct-to-corporate and partner channels, our solutions focus on simplifying the business of running a business by deeply embedding our solutions within our end customer workflows.
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

Corporate Payments
WEX is both one of the largest commercial payment companies in the world as well as a trusted technology partner for some of the largest organizations worldwide. WEX couples wholly owned market leading technology with a global issuing and funding capability.

Our wholly owned subsidiary, WEX Bank, currently funds a significant portion of our Mobility and Corporate Payments operations, provides us with a number of services, including credit adjudication, and is a depository institution for certain HSA cash assets. We believe that our ownership of WEX Bank provides us with a competitive advantage through access to low cost sources of capital and liquidity and enables us to design funding solutions for customers that complement our technology solutions.
We believe our ecosystem of solutions provides the Company with multiple and diverse levers and opportunities to help WEX achieve its financial and business goals, including to win new customers, grow our share of wallet, expand and diversify our offering, and execute strategic mergers and acquisitions. Our existing and evolving technology, talented workforce, and robust customer and partner footprint all continue to drive our business forward.
Our Key Developments in 2024

Returning value to our shareholders
•During the first quarter of 2024 our board of directors authorized an additional $400 million under its share repurchase program, expanding our total repurchase authorization to $1.05 billion. Subsequently, during the third quarter of 2024 our board of directors authorized an additional $1.0 billion for a total repurchase authorization of $2.05 billion, reflecting our unwavering commitment to delivering long-term value for our shareholders.
•During the third quarter of 2024 we entered into an ASR agreement to repurchase an aggregate of $300 million of our common stock. When combined with shares repurchased outside of the ASR, we repurchased a total of approximately $650 million of our common stock during 2024, representing approximately 3.3 million shares, or 8 percent of our shares outstanding as of the beginning of 2024. Since reinitiating share repurchases in 2022, we have repurchased nearly 7 million shares through year-end 2024 at a cost of approximately $1.2 billion.

Mobility initiatives
•During the first quarter of 2024, we launched the general availability of our EV At-Home reimbursement solution in the United States, which automates reporting and reimbursement for any organization with EVs that employees bring to their personal residence to charge overnight. Such feature set complements our public charging access, where we already have broad acceptance.
•During the second quarter of 2024, we launched the pilot for an innovative solution tailored for truckers, 10-4 by WEX, which enables independent owner-operators and small businesses to save money on one of their largest expenses through the offering of national diesel discounts and brings a mobile-first experience that provides secure transactions at the pump. During the fourth quarter of 2024, 10-4 by WEX became broadly available.

Table of Contents	PART I

AI developments
•We continue to develop our AI capabilities and support additional use cases in the business. A main area of focus during 2024 was on our customer service operations where we utilized new technologies to drive efficiencies for a better customer experience. We have been working on reimagining our interactive voice response systems and flows to enable customers to fulfill payments faster and with more accuracy. We believe the advancements we have made with voice-to-text and text-to-speech technology in this area will allow us to improve our operations in many other areas going forward, particularly as we work to reinvent our call center experience.
•One area we are particularly excited about is the application of AI in our Benefits business. During the last half of 2024 we began piloting our Benefit Assistant offering, an AI-powered resource that aims to provide easy-to-access, accurate, and personalized support to individuals navigating the often-complex process of choosing and assessing benefits. In addition, we've been able to leverage AI to deliver personalized, targeted messaging to HSA account holders, and by using predictive analytics, we've helped our customers understand how to optimize their HSAs, enhancing their abilities to pay and save for healthcare.
•Within our Mobility business, we expanded our efforts in using AI and machine learning models to identify fraud on a real-time basis, reducing the size of related losses.

Operational improvement efforts
•By the end of 2024, we exceeded our goal of generating $100 million in run-rate cost savings. We reinvested a portion of these savings into growth initiatives, ensuring that we balance near-term profitability with investments that support sustained performance.
•In 2024, we amended our Credit Agreement to increase our term loans outstanding and revolving credit facility availability by over $225 million combined. We also repriced the applicable interest margins on our Credit Agreement, which is expected to reduce interest expense by more than $10 million per year, assuming borrowing levels remain consistent with those of 2024.

Our Strategy
With deep vertical expertise and as a continuing innovator in the payments and business technology industry, WEX has significant experience in bringing and expanding our solutions to customers and markets. The customer is increasingly at the center of everything we do and is therefore central to how we win and deliver. We continue to focus on differentiating ourselves through the global scale and reliability of our underlying infrastructure, and by anticipating our customers’ technology needs. A key foundation to the solutions we deliver to our customers is our platform, through which we deliver the solutions that serve our customers’ businesses, amplified by customer insights and trust.
•Personalized Solutions, Seamlessly Embedded. Through our platform, we deliver a suite of solutions specifically tailored to help our customers tackle some of their most complex pain points. With our deep industry expertise we strive to differentiate ourselves from the market through customer-focused innovation, working alongside them to ensure our solutions are relevant to their specific needs. We enhance the value we deliver by seamlessly embedding our solutions into our customers’ operations, which enables them to access our capabilities through systems and interfaces they already use.
•Customer Insights and Trust. The value of the solutions we provide is further amplified by the insights we deliver. Through the extensive proprietary data we maintain, significant investment in AI, machine learning and other innovative tools and advanced analytics, and the specialized expertise of our employees, we aim to drive significant operating efficiencies that allow us to move more quickly and mitigate risk for both ourselves and our customers, create new or reimagined customer experiences, and deploy new product functionality to enable our customers to make better, more informed decisions.
While our strategy articulates the choices we are making to grow our business in the market and competitive landscape we play in, we expect those choices to deliver growth across the following drivers:
•Win New Customers. We seek to drive organic growth across our segments by ensuring we are a trusted strategic partner. Our support and service capabilities continue to enable us to grow through further penetration of our markets.

Table of Contents	PART I
•Grow Share of Wallet. We seek to expand our relevance and the value we deliver to our customers by nurturing our customer relationships and growing the services we provide to them. Through our broad and diverse solution suite, we have a unique combination of solutions that can serve our customers in multiple areas. While we have proven cases of customers consuming our solutions across our product suite, there is continued opportunity to more deeply penetrate our customer base across all our solutions.
•Expand & Diversify Offerings. We continuously seek to identify, experiment and launch products in new solution spaces. As business models evolve, we seek to adapt our solution suite to stay relevant, and at the forefront of serving not only our existing customers’ needs, but expanding our offerings to target new customer bases and markets.
•Strategic M&A. Along with our organic growth, we may determine to grow through strategic acquisitions to bring further scale and diversification to our offerings.
Our Technology and Resources
WEX’s technology strategy remains grounded in deeply understanding our customers’ needs, leveraging our technology and payments expertise and continuing strong investment to deliver great products for the near and long term. We are focused on product innovation, including by leveraging AI-powered insights, actions, and process flows across all of our businesses. We have proprietary technology assets, including closed loop networks in our Mobility segment, a comprehensive benefits engagement data administrative SaaS platform in our Benefits segment, and a global multi-currency payments issuance platform within our Corporate Payments segment. We have begun utilizing advanced machine learning and AI models for fraud and risk management, and are focused on generative AI-driven capabilities in our products with a goal of creating further customer value. We continue to invest in our development capabilities to enable the faster deployment of systems with tooling that is streamlined and standardized end to end.
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
Our approach to data will be a critical differentiator for WEX as we continue our digital transformation. We are modernizing our data platform while introducing experimentation at scale to accelerate the pace at which we can process and present information to enable data-driven decisions for both employees and customers. We are integrating AI capabilities across the breadth of our activities, reducing process inefficiencies and enriching customer-focused outcomes, while remaining focused on having an effective AI governance framework in place.
Intellectual Property
We rely on a combination of patent, copyright, trade secret and trademark laws, confidentiality procedures, contractual provisions, and other similar measures to protect the proprietary information and technology used in our business. We generally enter into agreements with clients, consultants, service providers, and other partners, whether current or prospective, that contain provisions restricting use and disclosure of our proprietary information and technology. Operationally, we have implemented certain safeguards designed to control access to and distribution of our proprietary information and technology. We pursue registration and protection of certain trademarks in the U.S. and other countries in which we operate or plan to operate. We have acquired several brands globally, including but not limited to Fleet One, EFS, Payzer, Sawatch Labs, benefitexpress, and Ascensus Health & Benefits in the United States, and eNett and Motorpass internationally. In some cases, we also market products and services using an acquired name to leverage the brand equity and awareness in a respective market, including the ESSO Fleet Card product in Europe.

Table of Contents	PART I
Our Business Segments

Mobility Segment
Overview
Within our Mobility segment, WEX is a leader in fleet payment solutions, transaction processing, and information management. We serve diverse fleet needs globally, addressing the marketplace through three different business units:
•North American Mobility. Addresses the needs of businesses that utilize primarily light and medium duty vehicle fleets central to the operation of the service economy in North America.
•Over-the-Road. Addresses the needs of businesses that utilize primarily medium and heavy duty vehicles central to the operation of the freight economy in North America.
•International Mobility. Addresses the needs of businesses that utilize primarily light and medium duty vehicles central to the operation of the service economy outside of North America inclusive of our Fleet portfolios in Europe and Asia-Pacific.
Our proprietary closed-loop payments network in the U.S. covers more than 90% of fuel and 80% of EV charging locations. Our differentiated network offers enhanced data capture, custom controls, and tailored economics between fleets and merchants, creating customer value. During the year ended December 31, 2024, approximately 20 million vehicles used our solutions for fleet management. Beyond fuel cards, our portfolio includes SaaS solutions for field service management, telematics, reporting and analytics, cash flow management, and mixed-energy fleets. Powered by payment intelligence and workflow optimization, these solutions deliver transformative value to operators, fleet managers, and business managers. Our solutions simplify our customers' businesses by optimizing costs, streamlining operations, and improving driver and fleet manager satisfaction while advancing sustainability and driving business growth.
Solution
We believe our key source of differentiation in the Mobility segment is the enhanced data and controls we provide fleet operators based on our proprietary closed-loop payments network. This proprietary closed-loop network enables us to capture rich data, deploy custom controls, and establish the economics between fleets and merchants. Our data and tools allow fleet owners and managers to control spend and limit fraud while optimizing their fleet operations. At the point-of-sale, we capture an array of information. Examples of information captured, which varies by type of customer, include the amount of the purchase, the driver, the vehicle, the odometer reading, the fuel or vehicle maintenance provider, and the items purchased. We provide standard and personalized information to customers through vehicle analysis reports, custom reports, and our websites. We also alert customers of unusual transactions or those that fall outside of pre-established parameters. Customers can access their account information through our platform including account history and recent transactions and download the related details. In addition, fleet managers can elect to be notified when limits are exceeded in specified purchase categories, including limits on transactions within a time range and gallons per day. In the over-the-road space, we additionally offer fleets customizable payment solutions including real-time interactive and seamless interfaces delivering data integrity, alternative payment and money transfer options, comprehensive settlement solutions, real-time reports and analytics for compliance and cost-optimization, and fuel reconciliation and mobile optimization tools.
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

Table of Contents	PART I
•Merchant services: Our representatives work with fuel and vehicle maintenance providers to enroll these providers in our network, test all network technology, and provide training on our processes.
•Analytics solutions: We provide customers with access to analytics platforms and custom reporting tools targeted toward identifying cost savings opportunities and managing their fleet.
•Ancillary services and offerings: We provide a variety of ancillary services and tools to fleets to help them better manage expenses and capital requirements. Additionally, beginning with November 2023, we provide a cloud-native software solution that has various capabilities, including scheduling, dispatch navigation, marketing and payment acceptance, to Mobility field service customers in HVAC, roofing, and other similar verticals.
Building upon our ICE-related fleet solutions, we are working on solutions we believe will ease the integration of EVs into mixed fleets. We are well positioned to help our customers transition to an expected mixed-fleet future. As fleet owners look to add vehicles powered by alternative energy sources, such as EVs, we are building on our deep experience in fleet and mobility in an attempt to develop and provide solutions to address specific customer needs, including charging, EV transition planning, and tools to successfully manage a mix of vehicle types ranging from connectivity to advanced route planning and carbon emissions reporting.
Payment processing transactions are the largest revenue source in the Mobility segment. Revenue is earned based on a percentage of the aggregate dollar amount of the customer’s purchase, a fixed amount per transaction, or a combination of both. We extend short-term credit to the fleet cardholder as part of a typical domestic payment processing transaction. We then pay the merchant for the purchase price, less the fees we retain, generally within ten days. Revenue from our European operations is primarily derived from the difference between the negotiated price of the fuel from the supplier and the price charged to the fleet customer. We collect the total purchase price from our North America and international Mobility customers, typically within 30 days from the billing date. In our Over-the-Road fleet business, the amount of time between when we pay the merchants and collect from our customers is significantly reduced relative to a typical North America or International Fleet transaction. There are instances, primarily within our Over-the-Road business, in which WEX processes a fleet customer transaction with the merchant bearing the credit risk and collecting the receivable from the fleet.
In addition to revenue derived from payment processing transactions, we recognize account servicing revenue on fees charged to the cardholders, finance fee revenue on overdue accounts, and other revenue on transaction processing revenue and miscellaneous other products and services.
Distribution
We market our Mobility products and services both directly and indirectly to businesses and government agencies with fleets of commercial vehicles, including fleets of all sizes, and over-the-road, long haul fleets. Our direct product suite includes payment processing and transaction processing services, WEX-branded fleet cards in North America and Europe along with Esso-branded fleet cards in Europe and Motorpass-branded fleet cards in Australia. Additionally, the WEX products and services are marketed under the EFS, EFS Transportation Services, T-Chek, and Fleet One network brands.
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
Competition
In general, our Mobility business competes with financial institutions that provide general payment services without the enhanced capabilities of our solution set. We also compete against similar, more specialized offerings from Corpay, U.S. Bank Voyager, Radius Payment Solutions, DKV, and Edenred and smaller, newer players which have introduced specialized products designed for distinct customer groups. We believe we are well positioned to compete through the combination of the breadth of our solution and our expanding offerings, the reach of our payments network, and our advantaged funding model through WEX Bank.

Table of Contents	PART I

Benefits Segment
Overview
Our Benefits segment simplifies employee benefit plan administration through SaaS software integrated with payment solutions. We deliver diverse product offerings including Benefit Administration, HSAs, FSAs, HRAs, COBRA and Direct Billing, and compliance administration. These solutions empower administrators, employers, and participants to make optional benefits decisions. Our platform's flexibility supports multiple plan types and customizable designs, adapting to market changes. Our solutions streamline processes, reduce costs, and empower employees with greater choice and control. WEX combines healthcare expertise with payment intelligence and workflow optimization to deliver secure, customer-centric solutions. This simplifies daily administration, provides personalized tools, and offers proactive support, ultimately driving better business outcomes through healthier, more engaged employees. WEX Inc. also serves as an IRS-designated non-bank custodian, while WEX Bank provides HSA depository services. As of December 31, 2024, WEX Inc. was the custodian to $6.8 billion in HSA assets, $2.4 billion of which were in investment funds at a third-party brokerage firm, and $4.4 billion of which were in cash.
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
Our Benefits business experiences annual seasonality, with the greatest activity within the first calendar quarter from account sign-ups and transactions. Our revenues derive primarily from three sources:
•Per participant per month fees charged for our software and administrative services;
•Interest on deposits and fees related to cash balances in HSAs over which WEX Inc. is the custodian; and

Table of Contents	PART I
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
Our flexible distribution capabilities enhance our ability to penetrate our addressable markets through hundreds of partners as well as direct to employer. We had an average of approximately 20.3 million SaaS accounts on our platform during the year ended December 31, 2024.
Competition
In consumer-driven healthcare and COBRA administration, we compete with specialist providers like Alegeus Technologies and HealthEquity, as well as proprietary technology solutions developed and maintained in-house by plan administrators. In benefit administration software and services, we compete with pure-play providers like Businessolver and Alight Technologies. We believe we compete favorably against these competitors through the combination of the breadth of our solution, the feature-richness of our platform, and the fact that our offerings can be deployed flexibly, from software-only to full benefit administration, with a wide range of options in between.

Corporate Payments Segment
Overview
Our Corporate Payments segment delivers global B2B payment solutions, powered by payment intelligence and workflow optimization, that enhance security, simplify processes, and drive revenue. Leveraging scale, network incentives, global expertise, and our supplier enablement team, we optimize revenue for our customers. Our capabilities and solutions broadly fall into two categories:
•Embedded Payments. Our customizable Embedded Payments solution seamlessly integrates virtual payment capabilities into existing workflows, whether payments are core to the business, part of critical operations, or an added customer offering. This versatile solution empowers a broad range of industries, including online travel.
•Direct to Corporate. Our Direct to Corporate solution automates Accounts Payable by integrating with Enterprise Resource Planning software systems and accounting workflows to maximize virtual payment usage. Our solutions in this space address corporations of all sizes, are sold direct to customers and offered as white-label partnerships with financial institutions who license our technology.
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
At the core of our Corporate Payments product set is a virtual card, which our customers use to satisfy payment obligations in their business models. Our virtual payments capability is used for transactions where no physical card is presented, including transactions that are increasingly completed online in a digitally connected world, but can also be used over the telephone, by mail, by email, or by fax. Each transaction is assigned a unique VCN on either of the Mastercard or Visa networks, with a customized spend limit, expiration date, and various other purchase controls. These

Table of Contents	PART I
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
We surround our core virtual card capabilities with a set of additional solution features to serve our customers. For our embedded payments solution, these capabilities include: (i) more than a dozen customized data fields that allow customers to tie together information such as invoice numbers, booking numbers, or purchase orders that enable industry-leading automated reporting and reconciliation benefits, (ii) a wide variety of different virtual card products with each of the card associations to optimize card acceptance and interchange yield, (iii) bank transfer and check issuance capabilities, (iv) modern, RESTful API, with associated, developer-focused explanation of use, and (v) the ability to optimize our systems and processes for bespoke solutions to large customer needs. For our Direct to Corporate solution, these capabilities include: (i) customizable integrations with different ERPs, (ii) enhanced AP data analysis and supplier enablement teams focused on increasing card acceptance, (iii) a wide variety of different virtual card products with each of the card associations to optimize card acceptance and interchange yield, (iv) bank transfer and check issuance capabilities allowing WEX to fulfill full AP file needs, and (v) different user interfaces oriented toward more simple small business needs as well as complex corporate needs.
The vast majority of the segment’s revenue is derived from net interchange revenue, which is the gross interchange created by the issuance, authorization, settlement, and clearing of card network spend less rebates paid to customers. For our embedded payments offering used by leading technology companies across various industries, our net interchange rate is lower than that on our Direct to Corporate solution. Due to the largely fixed or semi-fixed cost nature of our solution, this segment benefits from a high variable margin contribution. A portion of revenue is derived from licensing fees we charge to partner financial institutions who white-label our Direct to Corporate solution. These financial institutions pay a technology fee as a percentage of the spend that the software enables them to issue.
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
Within our Direct to Corporate solution, we focus on both direct sales to businesses as well as empowering financial institutions under white-label partnerships to serve their customers directly using our technology. Our direct sales team focuses on new sales directly to mid- and large- corporations where our custom ERP integration and supplier enablement functions help them turn their AP function from a highly manual and costly endeavor to a highly automated and revenue generating function.
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

Table of Contents	PART I
Our People
Talent Strategy
Culture and engagement are of utmost importance to our business. We foster a collaborative and supportive culture based on our core values:

Team up	Stick to it	Put ingenuity to work	Act with integrity	Stay open	Be a positive force
Our employees, their well-being, and the culture in which they operate are core to our success as an organization and as an operating business. As of December 31, 2024, we had a workforce of approximately 6,500 full time employees, of which approximately 5,000 were located in the United States. The remainder were located across fifteen other countries. We believe that achieving our growth goals and maintaining our position as a leading global commerce platform requires a strategy focused on attracting, developing, and retaining exceptional talent. The satisfaction, development, and well-being of our people will always be among our top priorities.
We promote employee career growth and development through comprehensive training programs, tools, and education, including online self-service learning platforms, professional development programs, leadership and mentoring programs, incentives to foster community and engagement, dedicated well-being campaigns, and personal financial counseling. Through these programs, we strive to foster improved individual and business performance and employee engagement, satisfaction, and fulfillment. In addition, our global recognition program allows employees to nominate each other for recognition. These acknowledgments are then incorporated into our annual performance management process, which factors into an employee’s annual compensation package, which is a part of our Total Rewards program. WEX’s Total Rewards program includes salary, paid time off, 401(k) employer match, eligibility for short term incentive payments and long term incentive equity awards, as well as health and wellness, conception, career, social, community, and overall well-being benefits.
Our talent strategy includes a focus on retention and we regularly monitor employee turnover and engagement to identify opportunities to strengthen our approach to human capital management. During 2024, our global voluntary turnover rate was approximately 10 percent, while our voluntary turnover among global employees who generally have managerial responsibilities (“leadership roles”) was approximately 6.5 percent. We care deeply about employee engagement and satisfaction and capture employee feedback through an annual employee survey and pulse surveys throughout the year, which measure cultural and engagement indicators. We utilize the survey results to guide our decisions throughout the Organization.
We aim to cultivate a business culture that drives the development of the innovative solutions our customers depend on. We embrace our employees’ varied experiences and backgrounds to create an engaged and dynamic workplace. We are committed to creating a global talent base that reflects our communities, partners, and customers, and to cultivating an environment where all employees can thrive.
Health, Safety, and Wellness
We aim to promote and facilitate a holistic well-being continuum of care for our employees, prioritizing physical, emotional, and behavioral safety and ensuring their well-being is at the forefront. We monitor the current environment along with legislative updates and remain mindful of the unique challenges both can create for our workforce. We also continue to champion flexible working for our workforce, as our employee surveys indicate an appreciation for the flexibility of being able to work remotely. Whether our employees are working in office or at home, our primary objective remains the same — to support a healthy and safe environment for our employees. We support their holistic health and overall safety by providing a wide range of resources and tools, including, but not be limited to, wealth management services, virtual ergonomic assessments, on-demand fitness classes, telehealth services, time off options, and a family concierge along with mental, behavioral and emotional support for our employees and their immediate family members.

Table of Contents	PART I
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
General Regulation, Supervision, and Examination of WEX Bank
As an industrial bank organized under the laws of the State of Utah that does not accept demand deposits that may be withdrawn by check or similar means, WEX Bank currently meets the criteria for exemption as an industrial bank from the definition of “bank” under the Bank Holding Company Act. As a result, WEX Inc. is generally not subject to the Bank Holding Company Act. WEX Bank is, however, subject to examination and supervision by the FDIC and the UDFI. Regular examinations are conducted and ratings are issued based on the FDIC’s examination policies and composite ratings framework. As regulatory bodies, the FDIC and the UDFI may issue informal or formal enforcement actions for violations of law, unsafe or unsound practices, and other actionable misconduct. Enforcement actions may include, but are not limited to, memoranda of understanding, consent orders, orders of restitution, and civil money penalties.
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

Table of Contents	PART I
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

Table of Contents	PART I
•in Canada, Freezing Assets of Corrupt Foreign Officials Act, Justice for Victims of Corrupt Foreign Officials Act, Listed Terrorist Entities under the Criminal Code, Special Economic Measures Act, United Nations Act and their respective regulations;
•in the EU, the Fourth and Fifth Anti-Money Laundering Directives (2015/849/EU) and (2018/843/EU), and the EU’s economic sanctions regime;
•in the UK, Money Laundering, Terrorist Financing and Transfer of Funds (Information on the Payer) Regulations 2017 (as amended by the Money Laundering and Transfer of Funds (Information) (Amendment) (EU Exit) Regulations 2019 (MLRs), section 21A Terrorism Act 2000, Proceeds of Crime Act 2002, Schedule 7 to the Counter-terrorism Act 2008, and various pieces of legislation that implement the UK’s financial sanctions regime including HM Treasury Sanctions Notices and News Releases;
•in Australia, the Anti-Money Laundering and Counter-Terrorism Financing Act 2006, the Anti-Money Laundering and Counter-Terrorism Financing Amendment Act 2024, the Anti-Money Laundering and Counter-Terrorism Financing Rules, Autonomous Sanctions Act 2011, the Australian Autonomous Sanctions Regulations 2011, the Charter of the United Nations Act 1945 (the United Nations Act) and its sets of regulations; and
•in Singapore, the Corruption, Drug Trafficking and other Serious Crimes (Confiscation of Benefits) Act 1992, the Terrorism (Suppression of Financing) Act 2002 and various Monetary Authority of Singapore (“MAS”) regulations, notices, guidelines and guidance relating to sanctions and anti-money laundering.
Healthcare Regulation
The federal and state governments in the U.S. continue to enact and consider many broad-based legislative and regulatory proposals that could materially affect various aspects of our benefits-related business. The plans that our partners and clients administer feature consumer-directed accounts that pay for out-of-pocket expenses incurred by employees and qualified dependents. These accounts include CDH accounts such as HSAs, FSAs and HRAs, as well as wellness incentives, commuter benefits, and other account-based arrangements. Most of these accounts are tax-advantaged under the appropriate law.
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
In addition to tax-related regulation, the Health Care Reform law imposes coverage standards affecting insured and self-insured health benefit plans that affect our current business model, including our relationships with current and future customers, producers and health care providers, products, services, processes and technology.
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
For any consumer products or services provided by WEX Bank, the GLBA requires WEX Bank to provide initial and annual privacy notices to customers that describe our information sharing practices. If WEX Bank intends to share nonpublic personal information about consumers with affiliates and/or nonaffiliated third parties, WEX Bank must provide customers with a notice and a reasonable period of time for each customer to “opt out” of any such disclosure. The GLBA also regulates certain activities of WEX Inc., with respect to privacy and information security practices.
In addition to federal privacy laws with which we must comply, numerous states also have adopted statutes, regulations and other measures, including California, Virginia, Colorado, Connecticut, Utah, Delaware, Florida, Iowa, Montana, Nebraska, New Hampshire, New Jersey, Oregon and Texas. Many of these state privacy laws include exceptions that may apply to WEX and WEX Bank, including for data regulated by federal law (e.g., HIPAA and HITECH or the GLBA) among

Table of Contents	PART I
other exceptions. To the extent they apply, WEX and WEX Bank must monitor and seek to comply with individual state privacy laws in the conduct of our businesses.
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
WEX and WEX Bank are also subject to certain international privacy and data protection laws. For example, in Europe and the United Kingdom, the General Data Protection Regulation (“GDPR”) and the UK GDPR apply to all companies processing data of EU/UK residents, regardless of the company’s location. The GDPR and the UK GDPR impose stringent privacy protections and provide EU and UK residents with extensive rights in their personal data (such as rights to delete, obtain access to, and correct their personal data) and requires the establishment of certain legitimate bases for collecting, using, and disclosing personal data. Additionally, we are subject to other international and data protection laws in certain jurisdictions, including:
•in Canada, the Personal Information Protection and Electronic Documents Act and provincial-level private sector privacy legislation enacted in Alberta, British Columbia, and Québec;
•in Australia, the Privacy Act (1988) and the Australian Privacy Principles; and
•in Singapore, the Personal Data Protection Act 2012.
With respect to our healthcare services, we have certain obligations under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and its implementing regulations, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”). HIPAA and HITECH impose requirements relating to the privacy, security and transmission of protected health information, including breach notification and reporting requirements. HITECH also requires consideration of a company’s implementation of recognized security standards in assessing administrative fines and penalties under the HIPAA security standards.
Email and Text Marketing Laws
We use direct email marketing and text-messaging to reach out to current or potential customers and therefore are subject to various statutes, regulations, and rulings, including the Telephone Consumer Protection Act and related Federal Communication Commission orders, the Controlling the Assault of Non-Solicited Pornography and Marketing Act as well as similar international legislation such as Canada’s Anti-Spam Legislation, which regulates the sending of commercial electronic messages. Violations of these laws could result in enforcement actions, statutory fines and penalties, and class action litigation.
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

Table of Contents	PART I
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
Optal Financial Europe Limited (“OFEL”) is an Irish authorized electronic money institution, authorized under the European Communities (Electronic Money) Regulations 2011, as amended (which implements EMD2). A pertinent requirement of such authorization is to safeguard customer funds against the firm’s insolvency. In addition, OFEL must be compliant with multiple other regulatory requirements in Ireland as part of being an authorized electronic money institution. Of most significance are: (a) the European Union (Payment Services) Regulations 2018, which implement PSD2, (b) the Criminal Justice (Money Laundering and Terrorist Financing) Act 2010, as amended (CJA 2010), which implements 4&5 AMLD, (c) the European Banking Authority’s Outsourcing Guidelines and the Central Bank of Ireland (CBI) Cross-Industry Guidance on Outsourcing, (d) the CBI’s Cross-Industry Guidance on Operational Resilience, (e) the Digital Operational Resilience Act (Regulation (EU) 2022/2554) and certain governance requirements regarding senior management and office holders under the CBI’s Fitness & Probity Standards and the Individual Accountability Standards. Any material failure by us to comply with these requirements could result with us incurring sanctions up to and including suspension or relinquishment of our authorization.
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
In addition to the PSRs, the EMRs, and the various anti-financial crime regulations discussed above, OFL must also comply with the UK sanctions regime which imposes serious and extensive restrictions on dealing with designated persons or entities.
Other pertinent regulatory requirements applicable to OFL are the FCA’s expectations around outsourcing and operational resilience as set out in its Handbook and/or its Payment Services and Electronic Money Approach Document.
Singapore
WEX Finance Inc. and Optal Singapore Pte Ltd are licensed to carry on the business of issuing credit cards and/or charge cards and must comply with the Banking Act 1970, the applicable sections of the Payment Services Act 2019 (“PSA”) and various MAS regulations, notices, guidelines and guidance. These entities are supervised by the MAS. Among other obligations, the PSA requires the entities to safeguard the relevant funds of their customers.

Table of Contents	PART I
Australia
eNett International (Singapore) Pte Ltd holds an Australian Financial Services License (“AFSL”) which authorizes it to deal in non-cash payment products in relation to wholesale customers. It is supervised by the Australian Securities & Investments Commission and must comply with the Corporations Act 2001 (Cth) and the Corporations Regulations 2001 (Cth). Optal Australia Pty Ltd holds an intermediary authorization under eNett International (Singapore) Pte. Ltd’s AFSL. Any material failure by us to comply with the rules and regulations to which AFSL holders are subject could result with us incurring sanctions up to and including suspension or relinquishment of our license. WEX entities providing payment services to Australian customers must also comply with the Payment Systems (Regulation) Act 1998.
WEX Finance Inc., WEX Australia Pty Ltd, WEX Fuel Cards Australia Ltd and WEX Prepaid Cards Australia Pty Ltd operate within a framework of regulatory relief and exemptions afforded them on the basis that they satisfy the requisite conditions. WEX Australia Pty Ltd is an authorised representative of a third party AFSL holder and is authorised by such third party to provide general financial product advice and to deal in financial products in relation to retail and wholesale customers.
Canada
Our Canadian business is subject to the recently issued Retail Payment Activities Act, which requires registration of our operations and our ongoing compliance with risk management, funds safeguarding, recordkeeping, and reporting regulations.
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

Table of Contents	PART I
“Provisions in our charter documents, Delaware law and applicable banking laws may delay or prevent our acquisition by a third party, and could adversely impact the market price of our common stock.”
Anti-Bribery Regulations
WEX is a global business and is required to comply with anti-bribery and corruption laws in the jurisdictions it operates within, including but not limited to, the FCPA, UK Bribery Act 2010 (“UKBA”), the Irish Criminal Justice (Corruption Offences) Act 2018, the Canadian Criminal Code and Corruption of Foreign Public Officials Act and the Singapore Prevention of Corruption Act 1960. The FCPA prohibits the payment of bribes to foreign government officials and political figures and includes anti-bribery provisions enforced by the Department of Justice and accounting provisions enforced by the SEC. The statute has a broad reach, covering all U.S. companies and citizens doing business abroad, among others, and defining a foreign official to include not only those holding public office but also local citizens affiliated with foreign government-run or -owned organizations. The statute also requires maintenance of appropriate books and records and maintenance of adequate internal controls to prevent and detect possible FCPA violations.
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

The Company’s annual, quarterly, and current reports, proxy statements, and certain other information filed with the SEC, as well as amendments thereto, may be obtained free of charge from our website. These documents are posted to our website as soon as reasonably practicable after we have filed or furnished these documents with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The Company’s Audit Committee Charter, Leadership Development and Compensation Committee Charter, Finance Committee Charter, Corporate Governance Committee Charter, Technology and Cybersecurity Committee Charter, Corporate Governance Guidelines, and Code of Business Conduct and Ethics are available without charge through the “Governance” portion of the Investor Relations page of the Company’s website. Copies will also be provided, free of charge, to any stockholder upon written request to Investor Relations at the address above or by telephone at the number above. The Company’s Internet site and the information contained on it or accessible through it are not incorporated into this Annual Report on Form 10–K and should not be considered part of this report.
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

Table of Contents	PART I
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
•A decline in general economic conditions that negatively impacts the demand for fuel, travel related services or health care services could significantly affect our business, operating results, and financial condition.
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
•Increasing scrutiny and changing expectations from investors, customers and our employees with respect to our sustainability practices may negatively affect our business, result in additional costs or expose us to new or additional risks.
•Our failure to adapt to technological and industry changes and effectively implement new technology and products could materially affect our competitive position and our business.
•We may not realize or sustain the expected benefits from our investments in certain capabilities and initiatives.
•We operate in a highly competitive business environment.
•Our ability to attract, motivate, and retain qualified employees is critical to our success.
•We may not be able to successfully execute on acquisitions or divestitures as part of our strategy.
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
•Conditions in the economy or other markets may have a negative impact on WEX Bank’s ability to attract deposits.
•WEX Bank’s cost of capital has increased and may continue to increase.
•WEX Bank is subject to funding risks associated with its reliance on brokered deposits.

Table of Contents	PART I
•If WEX Bank fails to meet certain criteria, WEX Inc. may become subject to the Bank Holding Company Act.
•WEX Bank’s results may be affected by market fluctuations and significant changes in the value of financial instruments.
Our Indebtedness
•We currently have a substantial amount of indebtedness and may incur additional indebtedness, which could increase our leverage, affect our flexibility in managing our business and could materially and adversely affect our ability to meet our obligations.
•Fluctuations in interest rates could materially affect the interest expense incurred under our Credit Agreement and any other payments subject to variable interest rates.
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
•Legislation and regulation of, and private actions related to climate change issues could adversely affect our business.
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
•We may not realize the anticipated long-term stockholder value of our share repurchase programs, and there can be no assurance that we will repurchase shares or that we will repurchase shares at favorable prices, which may negatively affect our stock price.
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
•geo-political conditions, including revolution, insurgency, environmental activism, terrorism, or war, such as, the ongoing conflicts in Europe and the Middle East;
•oil refinery capacity and utilization rates;
•weather, including climate change and natural disasters;
•the value of the U.S. dollar (or other relevant currencies) versus other major currencies;
•unexpected public health events like the COVID-19 pandemic;
•general local, regional, or worldwide economic conditions;
•taxes and tariffs; and
•governmental regulations and legislation, including those pertaining to greenhouse gases (“GHG”) and fuel efficiency standards.
Some of these factors can vary by region and may change quickly, adding to market volatility, while others may have longer-term effects. The long-term effects of these and other factors on prices for fuel could be substantial and we cannot predict the precise impact of any of these factors on fuel prices. For example, although we cannot predict the duration or severity of impact, the ongoing conflicts in Europe and the Middle East, and the resulting sanctions and military actions, have significantly impacted and will likely continue to impact volatility in worldwide fuel prices.
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
purchase price of fuel on which our negotiated percentage revenue is determined. Our revenues, particularly in the over-the-road business, are also dependent, in part, on a flat fee derived from each fuel purchase transaction. Accordingly, in a soft fuel demand environment — which could be caused by a number of factors beyond our control, including higher prices, general local, regional, or worldwide economic conditions, public health crises, decreased demand for trucking and freight hauling services and governmental regulations and legislation, including those pertaining to GHG and fuel efficiency standards — fewer transactions occur, resulting in less revenue to us. Credit and other standards set by us can also limit demand for the purchase of fuel using our products. In addition, there continues to be development by vehicle manufacturers, and adoption by our Mobility customers and others, of vehicles with greater fuel efficiency or alternative fuel sources, such as electric, hydrogen, or natural gas powered vehicles, including hybrid vehicles. The continued adoption of alternative fuel and hybrid vehicles by our customers or others, an increase in the speed at which such adoption occurs, or any material increase in the use of alternative fuel vehicles in heavier duty vehicle fleets, such as over-the-road truck fleets, would lead to less gasoline or diesel fuels being sold and could affect our financial performance. This trend could have a material adverse effect on our financial performance if we are unable to develop products and introduce them to the market to replace any decrease in revenue caused by any resulting decrease in the sale of gasoline or diesel fuels. For further information on any trend toward alternative fuel and hybrid vehicles and how legislation and regulation of GHG could affect our business, see Part I – Item 1A – Risk Factors – "Our failure to adapt to technological and industry changes and effectively implement new technology and products could materially affect our competitive position and our business." and Item 1A – Risk Factors – "Legislation and regulation of, and private business actions related to climate change issues, including the reduction of GHG emissions could adversely affect our business."
On the supply side, disruptions to supply caused by factors such as geopolitical issues, war (such as the ongoing conflicts in Europe and the Middle East), weather, environmental considerations, infrastructure, labor shortages, or economic conditions could also affect the amount of fuel purchased by our customers. To the extent that our customers require, or have access to, less fuel, the resulting decline in purchase volume or transactions could reduce our revenues, or any growth in our revenues, and have a material adverse effect on our business, financial condition, and operating results.
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
A decline in general economic conditions that negatively impacts the demand for fuel, travel related services or health care services, and other business related products and services that we provide, adversely affects our business, operating results, and financial condition.
Our business, operating results and financial condition are materially affected by general conditions in the economy, both in the U.S. and internationally. We generate a substantial part of our revenue based on the volume of purchases and other transactions we process and our business generally depends heavily upon the overall level of spending. Demand for our services has in the past been, and may in the future be, at least partially correlated with general economic conditions and the amount of business activity in the regional economies in which we operate, particularly in the U.S., Europe, and the United Kingdom. Unfavorable changes in economic conditions, which are typically beyond our control and include declining consumer confidence, increasing unemployment, a restructured or reduced workforce and business patterns, a change in government contracting practices and reduced government spending, inflation, recession, changes in the political climate, trade restrictions or tariffs, war (including the ongoing conflicts in Europe and the Middle East) or other changes, are generally characterized by reduced commercial activity and may lead to a reduction or plateau in spending by those whose spending directly or indirectly contributes to our revenues, resulting in reduced or stagnant demand for, or use of, our products and services, including fuel, travel related services, health care services, CDH accounts, accounts payables services, and other business related products and services by our customers or partners and our customers’ or partners’ customers. In addition, if the U.S. or global economy enters a recession, we may experience a decline in demand for our services and may have to decrease our pricing, all of which could have a material adverse impact on our financial results. The severity and length of time that any downturn in economic and financial market conditions may persist, as well as the timing, strength and sustainability of any recovery from such downturn, are typically unknown and are beyond our control. As a result, a sustained decline in general economic conditions in the U.S. or internationally could have a material adverse effect on our business, financial condition, and operating results.

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
Mastercard and Visa routinely update and modify their requirements. Changes in the requirements may make it significantly more expensive for us to maintain compliance with the conditions of a license. In addition, we have agreed to deliver a certain percentage of our transaction volume in certain of our business areas to certain networks. If we do not comply with a network’s requirements, as the case may be, we could face additional costs, license suspensions, or termination. Any suspension of relevant licenses could limit or eliminate our ability to provide Mastercard or Visa payment services, which would materially affect our operations and revenues. Further, regulatory changes or non-compliance of an issuer with regulatory requirements, could impair or require us to stop providing Mastercard or Visa payment services in the applicable jurisdictions. If we are unable to find a replacement provider, we may no longer be able to provide such payment processing services to our customers, which would materially affect our operations and have a material adverse effect on our business, financial condition, and operating results.
Unpredictable or catastrophic events in the locations in which we or our customers operate, or elsewhere may adversely affect our ability to conduct business and could impact our financial condition and operating results.
Unpredictable events, including events such as public health crises like the COVID-19 pandemic or other contagious outbreaks, political unrest, war, including the ongoing conflicts in Europe and the Middle East, terrorist attacks, power or technological failures, natural disasters or catastrophes (such as wildfires or hurricanes) and severe weather, including conditions arising from climate change, which have been increasing in frequency and severity, could interrupt our operations by causing disruptions in global markets, economic conditions, fuel supply or demand, travel and tourism, and the use of health care services. Such events have triggered, and could also trigger in the future, large-scale technology failures, delays, or security lapses as well as increased volatility or significant disruption of global financial markets. Such events, if continuing or significant, could affect our revenues, including by reducing the demand for our products and services, by limiting our ability to provide our services, or by resulting in security or other issues to our technology systems and the information contained therein. As a result, such events could negatively impact our business, financial condition, and operating results, potentially materially.
We have experienced and may in the future experience substantial credit and fraud losses and other adverse effects if we fail to adequately assess and monitor credit risks posed by our counterparties or if there continues to be fraudulent use of our payment cards or systems.
We are subject to credit risks posed by our counterparties, many of which are small-to mid-sized businesses. Because we often fund a counterparty’s entire receivable or payable, as the case may be, while our revenue is generated from only a small percentage of that amount, our risk of loss is amplified by a counterparty’s failure to pay. Although we use various models and techniques to screen potential counterparties and establish appropriate credit limits, these models and techniques cannot eliminate all potential credit risks and may not prevent us from approving applications that are fraudulently completed and submitted. Moreover, businesses that are good credit risks at the time of application may deteriorate over time and we may fail to detect such changes. In addition, in order to grow our business we may institute changes to our policies on the types and profiles of businesses to which we extend credit, which could also have an adverse impact on our credit losses. As an example, from time to time, the freight industry experiences cycles that attract smaller, independent truckers to the market with lesser credit profiles. As the cycle normalizes, a portion of these smaller, independent truckers are not able to pay back the credit we extend them, leading to increases in payment defaults. Further, in times of economic slowdown, the number of our counterparties who default on payments owed to us increases. Additionally, inflationary market conditions and any rise in interest rates, could impact the notional amount of receivables or payables we fund as well as our counterparty’s ability to pay.
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

Table of Contents	PART I
“skimming”, counterfeit cards and accounts, and identity theft. A single, significant incident or a series of incidents of fraud or theft could lead to, among other things, increased overall levels of fraud; direct financial losses as a result of fraudulent activity; reputational harm; decreased desirability of our services; greater regulation; increased compliance costs; the imposition of regulatory sanctions; or significant monetary fines. Accordingly, if material fraud, as described above or otherwise, occurs or continues to occur, the result could be a material adverse effect on our business, financial condition, and operating results.
In prior years we incurred material credit and fraud losses, particularly in our Mobility segment and there can be no guarantee that the strategies we have implemented to reduce the impact of credit loss and fraud will continue to be successful to reduce the effect of credit loss and fraud on our business. Moreover, if our strategies do not continue to work as intended, the Company may limit revenue and earnings growth. Accordingly, if we fail to adequately manage our credit risks, if economic conditions affect the businesses of our counterparties or of their customers, or if we experience material fraud losses our provision for credit losses on the statement of operations could increase, which could have a material adverse effect on our business, financial condition, and operating results.
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
Increasing scrutiny and changing expectations from investors, customers and our employees with respect to our sustainability practices may negatively affect our business and result in the decline of gasoline or diesel fuel use, result in additional costs or expose us to new or additional risks.
There have been efforts in recent years aimed at the investment community, including investment advisors, sovereign wealth funds, public pension funds, universities and other groups, promoting the divestment of equities issued by companies connected to fossil fuels as well as to pressure lenders and other financial services companies to limit or curtail

Table of Contents	PART I
activities with companies similarly connected. If these efforts are successful, and if our business is deemed to be sufficiently tied to the use of fossil fuels by such communities, our ability to access capital markets may be limited and our stock price may be negatively impacted.
Furthermore, certain institutional, individual, and other investors, proxy advisory services, regulatory authorities, consumers and other stakeholders continue to focus on sustainability practices with regard to the oil and gas industry, including practices related to GHG emissions and climate change. As we respond to evolving standards for identifying, measuring, and reporting sustainability metrics, our efforts may result in a significant increase in costs and may nevertheless not meet investor or other stakeholder expectations and evolving standards or regulatory requirements, which may negatively impact our financial results, our stock price, our reputation, our ability to attract or retain employees, our attractiveness as a service provider, investment, or business partner, or expose us to government enforcement actions, private litigation, and investor scrutiny. For further information on how legislation and regulation related to sustainability may affect our business, please see Part I – Item 1A – Risk Factors – “Legislation and regulation of, and private business actions related to climate change issues, including the reduction of GHG emissions could adversely affect our business.”
Our failure to adapt to technological and industry changes and effectively implement new technology and products could materially affect our competitive position and our business.
WEX is a global commerce platform, and as such we must constantly adapt and respond to the technological advances offered by our competitors, the requirements of our partners, customers, and potential partners, regulatory requirements and evolving industry standards and trends, such as advances made with the further utilization of AI and the expected integration of EVs into mixed fleets, amongst others. Our ability to attract new customers, increase net revenue from existing customers and create new, or replace existing, sources of revenue as technologies such as EVs and AI develop, will depend in significant part on our ability to adapt to industry standards, anticipate trends and the magnitude at which such trends affect the market, and continue to enhance our platform and introduce new products and capabilities on a timely and secure basis to keep pace with technological developments and customer expectations. Additionally, our competitors or other third parties may incorporate new technology and products, including AI into their business, services and products more rapidly or more successfully than us. If we are unable to provide enhancements and new products, develop new capabilities that achieve market acceptance, innovate quickly enough to keep pace with rapid technological developments, or experience unintended consequences with enhancements we provide, our competitive position and our business, financial condition, and operating results could be adversely affected. Furthermore, failing to retire legacy systems or modernize our platforms as planned could impact the stability and reliability of our products, impacting customer experience. In addition, customers may not adopt enhancements or new products we introduce or may not use them as intended. We may not be successful in developing modifications, enhancements, and improvements, in bringing them to market quickly or cost-effectively in response to market demands, or at modifying our platform to remain compliant with applicable legal and regulatory requirements. The expansion of our platform, technological capabilities and product and service offerings also carry risks, including cost overruns, delays in delivery, and performance problems, all of which could materially affect our competitive position and our business.
We may not realize or sustain the expected benefits from our investments in product development, sales and marketing efforts, technology and risk management capabilities and tools, and other capabilities and initiatives, which could have a material adverse effect on our business, financial condition, and operating results.
We have been, and expect to continue, investing a certain amount of our cash in product development, sales and marketing efforts, technology and risk management capabilities and tools and other capabilities and initiatives that we deem are important to maintaining and growing our business. While we believe many of these expenditures and investments will have a positive impact on our business, there is no guarantee that we will be successful in achieving the desired results and outcomes with respect to certain or any of our investments. In addition there is the possibility that certain of the expenditures will have limited or no benefit, or that any benefits received may be received over a longer period of time than initially expected. In addition, we may fail to spend enough on such investments such that we are unable to maximize our opportunities or returns on such investments. Any of the above could materially affect our business, financial condition, and operating results.
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

Table of Contents	PART I
which we compete. As our competitors have continued to develop their service offerings, it has become increasingly more challenging for us to compete solely on the basis of superior capabilities, technology, customer integration or service and price has become an increasingly important decision factor for our customers. In some areas of our business, we have been forced to respond to competitive pressures by reducing our fees and our margins. Moreover, our services are often mission critical services for our customers. For risk management and other purposes, our customers sometimes retain at least one additional vendor that provides them with the services or products that we similarly provide. Accordingly, a customer’s total volume may be apportioned between us and such other vendors. Even if we have minimum annual volume requirements, our customers may meet such requirements or utilize our services in a manner and at times that suits their needs, which may lead to increased volume for us during one period and lighter volume for us during proximate periods, while the customer still achieves its minimal contractual requirements. As such, the competitive landscape in which we operate could affect the amount and consistency of our volumes, revenues and margins and have a material adverse effect on our business, financial condition, and operating results.
Our services are currently focused on the mobility, travel, corporate payments, and benefits businesses. Some of our competitors are larger than we are and have successfully garnered significant share in these businesses. To the extent that our competitors are regarded as leaders in specific businesses, they may have an advantage over us as we attempt to further penetrate these businesses.
We also face increased competition in our efforts to enter into new customer agreements or strategic relationships, renew or maintain existing agreements or relationships on similar or favorable terms, and grow volumes under existing relationships on favorable terms. For example, the termination of agreements with major oil companies, fuel retailers, and truck stop merchants, would reduce the number of locations where our payment processing services are accepted. As a result, we could lose our competitive advantage and our operating results could be adversely affected. While we regularly monitor these relationships, there can be no guarantee that we will be able to maintain them in the future. In addition, we are also subject to risks as a result of changes in business habits of our vendors and customers as they adjust to the competitive marketplace. Because many of our standing arrangements and agreements with customers or other partners contain no minimum purchase, sale or volume obligations and may be terminable by either party upon no or relatively short notice, customers or other partners may not be required to use the services that we provide to a specific degree or at all, even though we are under contract with them. Additionally, customers may continue to develop the ability to provide services on their own that we’ve historically provided. Accordingly, we are subject to significant risks associated with the loss or change in the business habits and financial condition of these key constituencies as they consider changes in the market or different or less expensive services from competitors or otherwise.
Our ability to attract, motivate, and retain qualified employees is critical to our success and the failure to do so may materially adversely affect our performance.
We believe our employees, including our executive leadership team, are our most important resource. The market for workers and leaders of all skill levels in the workplace today, but especially in fintech, technology and other specialized areas, and in the geographic areas in which our operations are centralized, is intensely competitive. We may be unable to attract highly qualified employees as we grow or retain the individuals we employ, particularly if we do not offer employment terms, benefits and conditions that are attractive to them or competitive with our peers or the rest of the labor market. Failure to attract, hire, develop, motivate, and retain highly qualified talent; to foster a strong business culture; to make successful hires to fill our leadership ranks and other positions; to maintain a corporate culture that fosters innovation and collaboration; or to design and successfully implement flexible work models that meet the expectations of today’s employees and prospective employees, could disrupt our business, operations and performance and adversely affect our performance and ability to create stakeholder value.
We may not be able to successfully execute on acquisitions or divestitures as part of our strategy and may encounter difficulties realizing the anticipated benefits of acquisitions or divestitures we have completed or may undertake.
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
Any or all of the following risks could adversely affect our growth strategy, including that:
•we may not be able to identify suitable acquisition or investment candidates or acquire additional assets or businesses on favorable terms;

Table of Contents	PART I
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
Following an acquisition, we may not operate the acquired business as successfully as it was previously operated or in line with our expectations for the acquired business at the time of acquisition. For instance, we may experience some attrition in the number of clients serviced by the acquired business or fail to expand the number of clients serviced by the acquired business at the expected rate, causing us to not achieve the forecasted revenues and profits from an acquisition or to not achieve the level of synergies that we anticipated when entering into an acquisition. Moreover, our due diligence review may not adequately uncover all of the contingent, undisclosed, or previously unknown liabilities or risks we may incur as a consequence of the acquisition, exposing us to potentially significant, unanticipated costs, integration challenges, as well as potential impairment charges. An acquisition may also subject us to additional regulatory burdens that may significantly affect our business in unanticipated and negative ways.
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
In addition, the process of integrating and operating any acquired business, technology, service or product requires significant resources, and integration may take longer than desired. If we fail to timely or effectively integrate an acquired business, its employees, its technology or other assets, this failure may lead to us not achieving certain or all of the desired benefits of the acquisition or may otherwise expose us to any shortcomings or risks of the acquired business, prior to their integration into our established systems. Thus, the integration may divert significant management attention from our ongoing business operations and could lead to a disruption of our ongoing business or inconsistencies in our services, standards, controls, procedures and policies, any of which could affect our ability to achieve the anticipated benefits of an acquisition or otherwise adversely affect our business and financial results. From time to time, we divest businesses, for a variety of reasons. We may not be able to complete desired or proposed divestitures on favorable terms. Gains or losses on the sales of, or lost operating income from, any such businesses could impact our future growth and profitability. Moreover, we may incur asset impairment charges related to divestitures that reduce our profitability. Divestitures may also present other financial and operational risks, including the diversion of management attention, difficulties separating personnel and financial and other systems, the potential need to provide transition services, adverse effects on existing business relationships and indemnities and potential disputes with the buyers.
We are subject to risks associated with our strategic minority equity investments, including a loss of all or part of our invested capital, which could adversely affect our results of operations or fail to enhance stockholder value.
We have begun to make minority investments in the equity securities of third parties or instruments convertible into such equity securities in connection with our strategic initiatives. These investments are inherently risky because the companies are typically early-stage. Markets for their technologies or products may never materialize to the levels we expect or the technologies or products they develop may not be successful in the market. Further, we may not realize the anticipated commercial benefits of such investments. In addition, such investments are non-marketable and illiquid at the time of our initial investment, and the financial success and appreciation of our investment may be dependent on a liquidity event, such as a public offering, acquisition or other favorable market event. If the companies in which we invest experience financial distress and are unable to raise additional financing, we could lose all or part of our investment.
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

Table of Contents	PART I
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
•potentially adverse consequences due to trade restrictions or tariffs;
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
•competitive pressure on products and services from companies based outside the United States that can leverage lower costs of operations;
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

Table of Contents	PART I
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
The Company is, and may in the future become, involved in various claims, investigations, and legal proceedings, some of which could have a material adverse effect on our business, financial condition, or results of operations.
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
Our success depends in part upon protecting our intellectual property and other proprietary information and technology. We rely on a combination of trademarks, service marks, patents, copyrights, trade secret laws, and contractual restrictions to establish and protect our intellectual property and other proprietary rights. The steps we take to protect these rights, however, may be inadequate. Our currently issued and pending or future trademarks and patents may not provide sufficiently broad protection, or they may not prove to be enforceable in actions against alleged infringers. Additionally, enforcing our intellectual property and other proprietary information and technology protections has and may continue to require us to incur significant expense and devote significant resources. We will not be able to protect our intellectual property and other proprietary information and technology if we are unable to enforce our rights or if we do not timely detect unauthorized use of our intellectual property.
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

Table of Contents	PART I
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
WEX Bank operates under a uniform set of state lending laws, and its operations are subject to extensive state and federal regulation. WEX Bank’s primary regulators are the UDFI and the FDIC; however WEX Inc. is not currently subject to the Federal Bank Holding Company Act due to WEX Bank’s status as an industrial bank. Continued licensing and federal deposit insurance are subject to ongoing satisfaction of compliance and safety and soundness requirements. Adverse changes to its ILC charter could impact WEX Bank’s ability to operate and/or attract funds or limit our ability to provide competitive offerings to our customers. If ILC charters were eliminated or if changes to such charters limited or effectively prohibited us from operating as we currently operate, without our operations being “grandfathered”, we would either need to outsource our credit support activities or perform these activities ourselves, which would subject us to the credit laws of each individual state in which we conduct business. In addition, WEX Inc. might then become subject to or affected by the Bank Holding Company Act. Furthermore, we could not be a Mastercard and/or Visa issuer and would have to work with another financial institution to issue the product or otherwise sell the portfolio. Any such changes would be disruptive to our operations and could result in significant incremental costs and reduce or eliminate any perceived or actual competitive advantage, resulting in a material adverse effect on our business, financial condition and operating results. In addition, changes in the bank regulatory environment, including the implementation of new or varying measures or interpretations by the State of Utah or the federal government, may significantly affect or restrict the manner in which we conduct business in the future, could subject us to greater regulatory oversight requirements or could create a default under our Credit Agreement.
WEX Bank is subject to extensive supervision and regulation that could restrict our activities and impose financial requirements or limitations on the conduct of our business and limit our ability to generate income.
WEX Bank is subject to extensive federal and state regulation and supervision, including that of the FDIC and the UDFI. See Part I – Item 1 – Business – “Regulation and Supervision” above for examples of such regulations applicable to WEX Bank. Banking regulations are primarily intended to protect depositors, depositors’ funds, federal deposit insurance funds, and the banking system as a whole, not shareholders. These regulations affect our payment operations, capital structure, investment practices, dividend policy, and growth, among other things. Failure to comply with laws, regulations, or policies could result in sanctions by regulatory agencies, consent orders with regulatory agencies, damages, civil money penalties or reputational damage, or other written orders, any of which could have a material adverse effect on our business, financial condition, and operating results. While we have policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. For example, WEX Bank is subject to a consent order issued by the FDIC on September 20, 2023 (the “2023 Order”), which requires WEX Bank to make certain improvements, which include corrections of certain issues identified in the 2023 Order and general enhancements to WEX Bank’s compliance management program. The terms of the 2023 Order will remain in effect and be enforceable until they are modified, terminated, suspended or set aside by the FDIC. For additional information with respect to the 2023 Order please see Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Matters. The U.S. Congress, federal regulatory agencies and state legislatures and regulatory agencies frequently revise banking and securities laws, regulations and policies. We cannot predict whether, or in what form, any other proposed regulations or statutes will be adopted or the extent to which our business may be affected by any new regulation or statute. Such changes could subject our business to additional costs, limit the types of financial services and products we may offer and increase the ability of non-banks to offer competing services and products, among other things.
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

Table of Contents	PART I
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
WEX Bank uses collectively brokered and non-brokered deposits, including certificates of deposit and interest-bearing money-market deposits, in addition to custodial HSA cash assets to finance its operations, which involves financing payments on behalf of our customers and funding our investment portfolio. Certificates of deposit carry fixed interest rates from issuance to maturity, which vary and are relatively short term in duration. The interest-bearing money market deposits are issued at both fixed and variable rates. In rising interest rate environments WEX Bank’s deposit costs would rise as certificates of deposit and interest-bearing money market deposits mature and are replaced or repriced at higher interest rates to the extent they are needed. This would result in reduced net income if we are otherwise unable to, or decide not to, increase the fees we otherwise receive under contracts or find or use alternative cost effective sources of funds, such as HSA cash depository assets. Rising interest rates could also therefore limit our ability to offer competitive product offerings to our customers.
WEX Bank is subject to funding risks associated with its reliance on brokered deposits.
As of December 31, 2024, the most recent FDIC exam report categorized WEX Bank as “well capitalized” under the regulatory framework for prompt corrective action. Under applicable regulations, however, if WEX Bank were to be no longer categorized as “well capitalized” under such framework, it would not be able to finance its operations through the acceptance of brokered deposits without the approval of the FDIC and/or could be subject to rate cap on the deposits. WEX Bank’s inability to accept brokered deposits, or a loss of a significant amount of its brokered deposits, could adversely affect its liquidity and therefore its ability to support and fund the Company’s operations that it currently supports and funds. Additionally, such circumstances could require WEX Bank to raise deposit rates in an attempt to attract new deposits, or to obtain funds through other sources at higher rates, which would affect the Company’s ability to offer competitive products to our customers in our segments served by WEX Bank and would have a material adverse effect on our business, financial condition, and operating results.
WEX Bank is subject to regulatory requirements that have in the past, and may in the future, require us to make capital contributions to WEX Bank or that may restrict WEX Bank’s ability to make cash available to WEX Inc.
WEX Bank is subject to a number of regulatory requirements and, among other requirements, must maintain minimum amounts of regulatory capital. If WEX Bank does not meet these regulatory requirements, including the capital requirements, its regulators have broad discretion to institute a number of corrective actions that could have a direct material effect on our financial condition. WEX Bank, as an institution insured by the FDIC, must maintain certain capital ratios, paid-in capital minimums and adequate allowances for loan losses. Under the Dodd-Frank Act, we are also required to serve as a source of financial strength for WEX Bank. If WEX Bank were to fail to meet any of the capital requirements to which it is subject, or if required under Dodd-Frank’s source of strength requirements, we may be forced to provide WEX Bank with additional capital, which could impair our ability to service our indebtedness or may not be permitted under the terms of our Credit Agreement. For example, in 2022, due to the unprecedented pace at which fuel prices increased, WEX Inc. provided WEX Bank with additional equity in order for WEX Bank to maintain its minimum required amounts of regulatory capital.
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

Table of Contents	PART I
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
If WEX Bank fails to meet certain criteria, WEX Inc. may become subject to regulation under the Bank Holding Company Act, which could force us to divest WEX Bank or become a Bank Holding Company or cease all of our non-banking activities, which could have an adverse effect on our revenue and business or could create a default under our Credit Agreement.
WEX Bank currently meets the criteria for exemption of an industrial bank from the definition of “bank” under the Bank Holding Company Act. The elimination of this exemption, the effects of any potential or pending legislation which could affect the exemption in general or as it applies to or affects WEX Bank, or WEX Bank’s failure to qualify for this exemption in the future, could cause us to become subject to regulation under the Bank Holding Company Act or have other negative impacts. This, in turn, could result in WEX Inc.’s need to divest WEX Bank or become a Bank Holding Company and to possibly cease certain non-banking activities that may be impermissible for a Bank Holding Company and could create a default under our Credit Agreement. Alternatively, if we were to become a Bank Holding Company this could have other adverse effects including an increase to our compliance costs, or making WEX Inc. a less attractive investment. Failure to qualify for or the elimination of this exemption or the effects of any legislation affecting industrial banks could thus have an adverse effect on our revenue and business. For additional information of how the loss of our status as an industrial bank could affect our business, please see Part I – Item 1A – Risk Factors – “The loss or suspension of WEX Bank's industrial loan company charter or changes in applicable regulatory requirements could be disruptive to certain of our operations, increase costs and increase competition.”
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

Table of Contents	PART I
WEX Bank’s risk management and monitoring processes, including its stress testing framework, seek to quantify and control WEX Bank’s exposure to more extreme market moves. However, WEX Bank’s risk management strategies may not be effective, and we could incur significant losses, if extreme market events were to occur.
Risks Related to our Indebtedness
We currently have a substantial amount of indebtedness and may incur additional indebtedness, which could increase our leverage, affect our flexibility in managing our business and could materially and adversely affect our ability to meet our debt service obligations.
At December 31, 2024, we had approximately $4,375.3 million of debt outstanding, net of unamortized debt issuance costs and debt discount. Such amount outstanding includes obligations under (i) our Credit Agreement, which consists of a tranche A-1 term loan facility, a tranche B-2 term loan facility, and a secured revolving credit facility, and (ii) securitized and participation debt and advances from the FHLB. In addition to our outstanding debt, as of December 31, 2024, we had outstanding letters of credit issued under our Credit Agreement. We have additional indebtedness in the form of deposits held by WEX Bank and other liabilities outstanding.
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
•increase our leverage ratio and limit our ability to borrow additional funds necessary for working capital, capital expenditures or other general corporate purposes;
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
We may also incur substantial additional indebtedness in the future. In addition to available borrowing capacity remaining under the Revolving Credit Facility as of December 31, 2024, we are also permitted under our credit facilities to incur additional indebtedness, subject to specified limitations, including compliance with covenants contained in our Credit Agreement. If new debt is incurred under any circumstance, the associated risks faced by the Company, such as those set forth above, could intensify.
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
In addition, the Credit Agreement requires that we meet certain financial covenants, including a Consolidated EBITDA to consolidated interest charge coverage ratio and a consolidated leverage ratio, as described in Part II – Item 7 – Liquidity and Capital Resources. The Credit Agreement also contains various affirmative and negative covenants that, subject to certain customary exceptions, restrict our ability to, among other things, create liens over our property, incur additional indebtedness, enter into sale and lease-back transactions, make loans, advances or other investments, make non-ordinary course asset sales, declare or pay dividends or make other distributions with respect to equity interests, change the nature of our business, enter into certain agreements which restrict our ability to pay dividends or other distributions or create liens on our property, transact business with affiliates and/or merge or consolidate with any other person.
Our ability to comply with these provisions may be affected by events beyond our control, including prevailing economic, financial, and industry conditions. Failure to comply with the financial covenants or any other non-financial or restrictive covenants in our Credit Agreement, for any reason, could create a default. Upon a default, our lenders could accelerate the indebtedness under the facilities (except only the requisite lenders under the revolving credit facility and the tranche A term loan facility may accelerate the revolving credit facility due to a breach of the financial covenants), foreclose against their collateral or seek other remedies, which could jeopardize our ability to continue our current operations.

Table of Contents	PART I
Fluctuations in interest rates could materially affect the interest expense incurred under our Credit Agreement and any other payments subject to variable interest rates.
Because a significant portion of our debt under the Credit Agreement bears interest at variable rates, increases in interest rates could materially increase our interest expense. In addition, the purchase agreement by which WEX Inc. purchased certain contractual rights to serve as custodian or sub-custodian to certain HSAs from HealthcareBank includes additional consideration payable annually that is calculated on a quarterly basis and is contingent, and based, upon any future increases in the Federal Funds rate. Due to significant increases in the Federal Funds rate, the Company expects that it will incur the maximum remaining contingent consideration payable under the arrangement. A significant decrease in the Federal Funds rate prior to the expiration of the contingency period could result in the Company incurring less than the full contingency amount, however, the Company is currently unable to determine or predict whether such decreases will occur. For more information, see Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.
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
Our operations are subject to substantial regulation both domestically and internationally. In addition, there are often new regulatory efforts, which could result in significant constraints and may impact our operations. These existing and emerging laws and regulations can make the expansion or operations of our business very difficult and negatively impact our revenue or increase our compliance costs. We also conduct business with other highly regulated businesses such as banks, payment card issuers, and health insurance providers. These industries are subject to significant potential new regulations, laws, or reforms that could negatively affect these businesses, their ability to maintain or expand their products and services, and the costs associated with doing so. Any such developments could also negatively impact our business and operations. The Dodd-Frank Act, generally resulted in increased government regulation and supervision of our business, including in the regulation of derivatives, capital market activities, consumer finances and certain requirements relating to executive compensation. In particular, the Dodd-Frank Act established federal oversight and regulation of the over-the-counter derivatives market and entities that participate in that market. Derivatives regulations have added costs to our business, and any additional requirements, such as future registration requirements or increased regulation of derivative contracts, may add additional costs or may require us to change any fuel price, currency and interest rate hedging practices we may then use to comply with new regulatory requirements. Additionally, we are required to pay to the lenders under the Credit Agreement, any increased costs associated with the Dodd-Frank Act and other changes in laws, rules or regulations, subject to the terms of the Credit Agreement. The Dodd-Frank Act also created the CFPB to regulate the offering of consumer financial products or services under the federal consumer financial laws, including rulemaking and regulation of the payments industry, in particular with respect to prepaid cards. The extensive nature of consumer finance regulations and the implementation dates for any such additional rulemaking may result in additional compliance obligations and expense for our business and our customers. The CFPB also has broad rulemaking authority for a wide range of consumer protection laws, which it has exercised as described in Item 1 under the heading “Regulation and Supervision – Consumer Protection.” It is unclear what future regulatory changes may be promulgated by the CFPB and what effect, if any, such changes would have on our business and operations.

Table of Contents	PART I
WEX Inc. and its U.S. subsidiaries are also subject to the Federal Trade Commission Act and similar state laws and regulations, which prohibit unfair or deceptive acts or practices in or affecting commerce. WEX Bank is subject to FDIC jurisdiction as it relates to the Federal Trade Commission Act.
Failure to comply with applicable laws or regulations may result, among other things, in the suspension or revocation of licenses or registrations, the limitation, suspension or termination of services, and/or the imposition of civil and criminal penalties, including fines. For example, WEX Bank entered into the 2023 Order with the FDIC, which requires WEX Bank to make certain improvements, which include corrections of certain issues identified in the 2023 Order and general enhancements to WEX Bank’s compliance management program. For additional information regarding the 2023 Order please see Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Matters. Among the regulations that impact us or could impact us are those governing: interchange rates, interest rate and fee restrictions, credit access and disclosure requirements, collection and pricing requirements, compliance obligations, data privacy and security and data breach requirements, identity theft avoidance programs, health care mandates, the cost and scope of public and private health insurance coverage, requirements relating to the development and deployment of artificial intelligence systems, and anti-money laundering compliance programs. We also often must obtain permission from government regulators to conduct business in new locations or in connection with the transfer of licenses for businesses that we acquire. Changes to these regulations, including expansion of consumer-oriented regulation to B2B transactions, could materially adversely affect our operations, financial condition and results of operations and could further increase our compliance costs and limit our ability to expand to new markets.
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

Table of Contents	PART I
Regulations and industry standards intended to protect or limit access to personal information could adversely affect our ability to effectively provide our services, impose significant compliance burdens, and expose us to liability relating to our handling of and safeguarding of personal information.
Practices regarding the collection, use, storage, transmission and security of personal information by companies have recently come under increased public scrutiny. Governmental bodies in the United States and abroad have adopted, or are considering the adoption of, laws and regulations relating to the handling of, restricting the transfer of, and requiring safeguarding of, personal information. For example, in the United States, all financial institutions must undertake certain steps to ensure the privacy and security of consumer financial information. In April 2022, a final rule jointly issued by several U.S. federal banking regulators became effective that requires banking organizations to notify their primary federal regulators within 36 hours of certain computer security incidents. The CCPA, imposes additional restrictions on the collection, processing and disclosure of personal information. Many other states have also passed similar legislation that has or will become effective in the future, with even more states considering privacy legislation. In Europe and the United Kingdom, the GDPR and the UK GDPR also require additional privacy protections and applies to all companies processing data of EU/UK residents, regardless of the company’s location. If more restrictive privacy laws or rules are adopted by authorities in the future on the federal or state level, our compliance costs may increase, our opportunities for growth may be curtailed by our compliance capabilities or reputational harm and our potential liability for security and data privacy breaches may increase, all of which could have a material adverse effect on our business, financial condition and operating results.
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
We are subject to taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in determining our global provision for income taxes, deferred tax assets or liabilities and in evaluating our tax positions on a worldwide basis. Forecasting our future effective tax rates is complex, subject to uncertainty and could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or changes in tax laws or their interpretation. Changes in tax laws and regulations, as well as changes and conflicts in related interpretations and other tax guidance, could materially impact our tax receivables and liabilities and our deferred tax assets and deferred tax liabilities. Any of these changes could have a material adverse effect on our profitability. The 2017 Tax Act, CARES Act of 2020, and the Inflation Reduction Act of 2022 significantly changed the U.S. Internal Revenue Code, including taxation of U.S. corporations, by, among other things, reducing the federal corporate income tax rate, limiting interest deductions, altering the expensing of capital expenditures, imposing a 1 percent excise tax on share repurchases and enacting a new corporate alternative minimum tax. The issuance of additional regulatory or accounting guidance related to the 2017 Tax Act, or other Congressional or executive actions in the U.S. by the new administration could materially increase our tax obligations and significantly impact our effective tax rate in the period such guidance is issued or such actions take effect, and in future periods. We are also subject to the examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for taxes. There can be no assurance that the outcomes from these examinations will not materially adversely affect our financial condition and operating results.
We urge our stockholders to consult with their legal and tax advisors with respect to such legislation and the potential tax consequences of investing in or holding our common stock.
As a non-bank custodian WEX Inc. is subject to regulation and noncompliance could render it unable to maintain its non-bank custodian status.
WEX Inc. is a passive non-bank custodian, under designation by the U.S. Department of the Treasury, of HSA assets, a portion of which are in investment funds for individual HSA holders at a third-party brokerage firm, and the remaining portion of which are in cash and have been placed with various depository institutions, including WEX Bank.
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

Table of Contents	PART I
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

Table of Contents	PART I
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
Legislation and regulation of, and private business actions related to climate change issues, including the reduction of GHG emissions could adversely affect our business.
In light of the increasing focus of local, state, regional, national and international regulatory bodies on the regulation of climate change issues, including GHG emissions, there has been a wide-ranging policy debate, both in the U.S. and internationally, regarding such regulation leading to an increase in climate related legislation and regulation. The State of California has enacted legislation that will require large U.S. companies doing business in California to make climate-related disclosures starting as early as 2026, and other states are also considering new climate change disclosure requirements. In addition, the EU Corporate Sustainability Reporting Directive (“CSRD”) became effective in 2023. CSRD applies to both EU and non-EU in-scope entities and would require them to provide expansive disclosures on various sustainability topics. Reporting obligations will start for fiscal year 2025 with the first publication in fiscal year 2026. The EU Corporate Sustainability Due Diligence Directive (“CSDDD”) became effective in July 2024, and may impose additional sustainability-related obligations on us directly and/or indirectly as part of our customers’ supply chain. In addition, the Australian Sustainability Reporting Standards (“ASRS”) were finalized in September 2024, and requires certain large entities in Australia to provide disclosures on climate-related financial risks. We are further assessing our obligations under California legislation, CSRD, CSDDD, and ASRS, while developing a compliance strategy and beginning to prepare for compliance. The United Kingdom government is expected to endorse UK Sustainability Reporting Standards during 2025, which will be based on International Sustainability Standards Board standards and require certain UK companies to provide climate-related disclosures. We will likely need to be prepared to contend with overlapping, yet distinct, climate-related requirements in multiple jurisdictions. Complying with such requirements may lead us to incur significant expense and devote significant resources and the failure to comply with such legislation and regulations could result in fines and could affect our business, financial condition, results of operations and cash flows. We could also face increased costs related to defending and resolving legal claims and other litigation related to climate change and the alleged impact of our operations on climate change and other sustainability issues including the extent to which our business helps operators reduce their carbon footprint. Furthermore, any legislation or regulation promulgated by states, foreign countries, or geographic regions that particularly aim to control or limit GHG emissions or otherwise seek to address climate change and the impact thereof could adversely affect our, our partners’ and our merchants’ operations.
Finally, private businesses, including vehicle manufacturers, are increasingly taking proactive steps to control or limit GHG emissions, including by producing and/or purchasing vehicles that operate fully using alternative fuels or hybrid EVs. Many auto and truck manufacturers have announced plans to electrify a portion of their fleet over the next decade and we expect the trend toward use of hybrid EVs continues to grow. Because our business is currently heavily reliant on the level of transactions involving gasoline and diesel fuels, existing or future laws or regulations or business actions related to GHGs and climate change, including incentives to conserve energy or use alternative energy sources, could have a negative impact on our business if any of the same serve to reduce demand for gasoline and diesel fuels and we do not or are unable to develop products or relationships to adapt to such potential events. For further information on how the increase in usage of alternative fuels in vehicles affects our business, please see Part I – Item 1A – Risk Factors – “A

Table of Contents	PART I
significant portion of our revenue is generated by the purchase and sale of gasoline and diesel fuel by or through our customers and from our fuel retailer partners, and, as a result, a reduction in the demand for or supply of gasoline and/or diesel fuel and/or volatility in such fuel prices could have a material adverse effect on our business, financial condition, and operating results.”
Risks Related to our Dependence on Technology
We regularly experience cyberattacks and expect they will continue in the future. We may not be able to adequately protect our information systems, including the data we collect, which could subject us to, among other things, liability, damage to our reputation, and other financial impacts. Our efforts to implement robust security measures and comply with applicable data protection laws are costly and time-consuming and they cannot provide absolute security against cyberattacks, security breaches or unauthorized access.
Increased global cybersecurity vulnerabilities and threats and more sophisticated and targeted cyber-related attacks pose an ongoing risk to the security of our information systems and networks. We regularly experience cyberattacks and expect they will continue in the future. We have not experienced a material loss from such an attack to date but could suffer such a loss in the future.
We collect and store sensitive data about individuals, including health and healthcare related information, financial information (e.g., bank account information and payment card information), government identification documents or numbers (e.g., social security numbers and tax identification numbers), information regarding protected categories and spending data. We are required to take commercially reasonable measures to prevent and mitigate the impact of cyberattacks, as well as the unauthorized access, acquisition, release and use of personal information. In the event of a security breach, we are required to determine the types of information compromised and determine corrective actions and next steps under applicable laws, which requires us to expend capital and other resources to address the security breach and protect against future breaches. In addition, as outsourcing, specialization of functions, third-party digital services and technology innovation within the payments industry increase (including with respect to artificial intelligence, mobile technologies, tokenization, big data and cloud solutions), more third parties are involved in processing card transactions. Accordingly, there is a risk that the confidentiality, integrity, privacy and/or security of data held by, or accessible to, third parties, including merchants that accept our cards, payment processors and our business partners, may be materially compromised, which could lead to unauthorized transactions on our cards and costs associated with responding to such an incident. In addition, high profile data breaches could change consumer behaviors, impact our ability to access data to make product offers and credit decisions, result in legislation and additional regulatory requirements, and result in increases in our compliance and monitoring costs.
The techniques used in attempts to obtain unauthorized, improper or illegal access to our systems, our data or our customers’ data, to degrade service, or to sabotage our systems are constantly evolving, are difficult to detect quickly, and may not be recognized until after a successful penetration of our information security systems. Additionally, the emergence of AI technology may also lead to new and/or more sophisticated techniques, including fraud that relies upon impersonation technology or other forms of generative automation that may increase the effectiveness of these techniques. Cyber threats include, but are not limited to: malicious software; destructive malware; ransomware; attempts to gain unauthorized access to systems or data; disruption to operations or critical systems; denial of service attacks; unauthorized release of confidential, personal or otherwise protected information (ours or that of our employees, customers or partners); corruption or encryption of data, networks or systems; harm to individuals; and loss of assets. Unauthorized parties attempt to gain access, and in some instances have gained access, to our systems or facilities through various means, including, among others, targeting our systems or facilities or our third-party vendors or customers, or attempting to fraudulently induce our employees, partners, customers or others into disclosing user names, passwords, payment card information, or other sensitive information, which may in turn be used to access our information technology systems. Certain efforts may be state-sponsored and supported by significant financial and technological resources, making them even more difficult to detect, prevent and mitigate. Our security measures may also be breached due to employee error, malfeasance, system errors or vulnerabilities, or other irregularities. We have developed robust systems and processes that are designed to protect our data and customer data and to prevent data loss and other security breaches, and we will continue to expend significant additional resources to bolster these protections. However, these security measures cannot provide absolute security and may be insufficient, circumvented or become obsolete.
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

Table of Contents	PART I
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
We are subject to U.S. and international privacy and data protection regulations, including health and financial privacy regulations, which impose requirements concerning the handling, transfer, and protection of data, and compliance with these regulations could impose significant compliance burdens and failure to comply with such regulations could result in penalties, cause harm to our reputation and have a negative impact on our business.
The regulatory framework for privacy and data protection in the U.S. and worldwide is growing in complexity and is likely to become more complicated for the foreseeable future as the number of privacy and data protection laws increases. Comprehensive state privacy laws in the U.S., including the CCPA, as well as many more coming into effect, each require covered businesses to maintain data security programs, as well as to provide specific disclosures of our data use to residents of such states and maintain systems that enable us to receive and respond to requests from such state residents concerning their personal data, including requests to delete, correct, or obtain access to such data. The increasing complexity of this regulatory framework is likely to increase our compliance costs. Additionally, if we are found to have violated any of these requirements, we may be subject to civil penalties and, in some cases, private litigation.
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
We utilize a combination of proprietary and third-party technologies, including third-party owned and operated cloud technologies or third-party managed technology platforms, data-centers, and processing systems, to conduct our business and interact with our customers, partners and suppliers, among others. This includes technology that we have

Table of Contents	PART I
developed, have contracted with others to develop, have outsourced to a single provider to operate or have obtained through third-parties by way of service agreements. As we have increased the number of platforms as well as the size of our networks and information systems, our reliance on these technologies has become increasingly important to our operating activities.
The potential negative impact that a platform, network or information system shutdown may have on our operating activities has increased. To the extent that our proprietary technology or a third-party provider’s technology does not work as agreed to or as expected, or if we experience outages or unavailability resulting from ours or our third-party providers’ operations and the services provided, which has occurred from time to time, our ability to efficiently and effectively deliver services could be adversely impacted, which could and has, from time to time, caused us to miss service level agreements, and our business and results of operations could be adversely affected. Shutdowns may be caused by a number of sources, many of which are beyond our control, including, without limitation: cyberattacks, unexpected catastrophic events such as natural disasters or acts of terrorism, software or hardware defects, network disruptions such as computer viruses or hacking, theft or vandalism of equipment, employee error and/or actions or events caused by or related to third party vendors. Any failure by our customers or partners to access the technology that we develop internally or provide through 3rd-party technology partners could have an adverse effect on our business, results of operations and financial condition. In addition, we and our customers could suffer harm if valuable business data or employee, customer and other proprietary information processed by such technology were corrupted, lost or accessed or misappropriated by third parties due to a security failure in our systems or those of our suppliers or service providers. Any such failure or breach could require significant expenditures to remediate, severely damage our reputation and our relationships with customers, including an obligation to notify individuals, regulatory authorities, the media and other stakeholders in connection with any such failure or breach, result in unwanted media attention and lost sales and expose us to risks of litigation and liability. Although we make substantial investments in technology, there is no guarantee that it will function as intended once it is placed into operation. Our technology infrastructure, such as our cloud services, backup and recovery procedures, or active system monitoring may not function as intended and may negatively impact WEX’s business. We may conclude that certain technologies should be retired, that existing platforms should be consolidated, or that we should change our technology strategies, and we may be required to impair or accelerate depreciation on certain assets. Any of these potential changes or failures in our technology strategies may also divert management’s attention and have a material adverse effect on our business, financial condition and operating results.
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
We use artificial intelligence in our business, and challenges with properly managing its use could result in penalties, harm to our brand, reputation, business or customers, and adversely affect our results of operations.
We use AI solutions including machine learning and generative AI tools that collect and analyze data and may infer how to generate outputs from that data to assist in the development of our platform, offerings, services, products and in the use of internal tools that support our business. These applications have and likely will continue to become increasingly important in our operations over time. This emerging technology presents a number of risks inherent in its use, including risks related to cybersecurity, data privacy and bias. More specifically, AI algorithms are based on machine learning and predictive analytics, which can create accuracy issues, unintended biases and discriminatory outcomes that could harm our brand, reputation, business or customers. Additionally, no assurance can be made that the usage of AI will assist us in being more efficient. Implementing the use of AI successfully, ethically and as intended, will require significant resources, including having the technical expertise required to develop, test and maintain our platform, offerings, services and products. In addition, the use of AI may increase cybersecurity risks and operational and technological risks. The technologies underlying AI and their use cases are rapidly developing, and it is not possible to predict all of the legal, operational or technological risks related to the use of AI. For example, we expect that there will continue to be new laws or regulations concerning the development and use of AI, such as the Colorado AI Act and the European Union Artificial Intelligence Act. We also expect that regulators may apply existing consumer protection and other laws to the

Table of Contents	PART I
development and deployment of AI. Moreover, how AI is used is the subject of evolving review by various U.S. regulatory agencies, including the SEC and the U.S. Federal Trade Commission, and state regulatory agencies and attorneys general. It is possible that governments may also seek to regulate, limit, or block the use of AI in our products and services or otherwise impose other restrictions that may hinder the usability or effectiveness of our products and services.
Risks Relating to Ownership of Our Common Stock
The failure to maintain effective systems of internal control over financial reporting and disclosure controls and procedures could result in the inability to accurately report our financial results or prevent material misstatement due to fraud, which could cause current and potential shareholders to lose confidence in our financial reporting, adversely affect the trading price of our securities, harm our operating results, trigger a default under the Credit Agreement or result in regulatory proceedings against us.
Effective internal control over financial reporting and disclosure controls and procedures are necessary for us to provide reliable financial reports and effectively prevent fraud and operate successfully as a public company. The failure to develop or maintain effective internal control over financial reporting and disclosure controls and procedures could harm our reputation or operating results, or cause us to fail to meet our reporting obligations, or trigger a default under the Credit Agreement.
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
We may not realize the anticipated long-term stockholder value of our share repurchase programs, and there can be no assurance that we will repurchase shares or that we will repurchase shares at favorable prices, which may negatively affect our stock price.
From time to time our board of directors authorizes share repurchase programs. Share repurchases may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, tender offers or accelerated share repurchase transactions or by any combination of such methods. The Company may issue secured and unsecured debt to finance a portion of our share repurchases. Any such repurchases will be made from time to time subject to market and economic conditions, applicable legal requirements, and other relevant factors. The manner, timing and amount of any share repurchases may fluctuate and will be determined by us based on a variety of factors, including the market price of our common stock, our liquidity and capital availability, our priorities for the use of cash to support our business operations and plans, general business and market conditions, tax laws, regulatory developments relating to share repurchase programs, the ability to obtain financing at attractive rates, alternative investment opportunities, and our determination that share repurchases are in the best interest of our stockholders and are in compliance with all respective laws and our applicable agreements. Our ability to repurchase shares will depend upon, among other factors, our cash balances and potential future capital requirements for strategic transactions, our results of operations, our financial condition and other factors beyond our control that we may deem relevant. Our share repurchase

Table of Contents	PART I
programs may be modified, suspended, or terminated at any time, which may result in a decrease in the trading prices of our common stock. We can provide no assurance that we will repurchase shares at favorable prices, if at all.
Provisions in our charter documents, Delaware law and applicable banking laws may delay or prevent our acquisition by a third party, and could adversely impact the market price of our common stock.
Our certificate of incorporation and by-laws contain several provisions that may make it more difficult for a third party to acquire control of us without the approval of our board of directors. These provisions include, among other things, the prohibition of stockholder action by written consent, advance notice requirements for raising business or making nominations at meetings of stockholders and “blank check” preferred stock. These provisions may make it more difficult or expensive for a third party to acquire a majority of our outstanding voting common stock or change control of our board of directors. We also are subject to certain provisions of Delaware law, including Section 203 of the Delaware General Corporation Law, which could delay, deter or prevent us from entering into an acquisition. These provisions may also delay, prevent or deter a merger, acquisition, tender offer, proxy contest or other transaction that might otherwise result in our stockholders receiving a premium over the market price for their common stock.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Cybersecurity Risk Management and Strategy
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

Table of Contents	PART I
Program is designed to maintain compliance with various regulatory requirements and certification standards, including those under HIPAA, HITECH, PCI, ISO, SOC and SOX, as we aim to have world-wide, generally accepted, best practices.
Periodic assessments of the Global Information Security Program are conducted to ensure it is well-positioned to meet its objective of reducing the threat of known and emerging cybersecurity risks, as well to confirm ongoing compliance with legal and industry best practices and standards. Assessments of the program are continuously conducted by management and by an independent third party at least annually or whenever there is a material change to a business practice that may implicate the security or integrity of records containing personal information, to ensure the continuing suitability, adequacy, and effectiveness of the organization's approach to managing information security. As part of the annual review process, the Company engages external auditors to assess compliance with SOC2/SOC1, SOX, PCI-DSS and HITRUST, in addition to engaging an independent third party to conduct penetration testing and an overall risk assessment. The results of these assessments are reviewed and discussed with senior members of Company management and the Technology and Cybersecurity Committee of the board of directors (the “Technology Committee”), which is comprised of individuals with cybersecurity experience from both a technical and governance perspective.
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
Additionally, we have policies and procedures in place to help oversee and identify material risks from cybersecurity threats associated with third-party service providers. Prior to engaging vendors, specifically those involved in the processing, storage or transmission of certain data, the information security team completes a due diligence process, including requiring proof of the potential vendor’s PCI, HIPAA, HITRUST, and/or SOC 2 compliance, as applicable. During the due diligence process the information security team assigns a risk ranking as it relates to information security risk and may perform additional due diligence if appropriate based on such ranking. Further, we engage an external vendor risk monitoring and alert service to monitor the cyber health of our third-party vendors. If there is a change in the vendor’s risk profile, we review the risk and initiate an action plan in response, which could include additional monitoring, remediation requests or termination. If the vendor is a key technology vendor and/or a vendor with access to protected data, any action plan will be escalated to the CISO and require the CISO’s approval before proceeding.
We view our Global Information Security Program and the processes followed thereunder as just one part of our overall enterprise risk management strategy. As part of our annual enterprise risk management review, we identify and categorize risk areas across our business, including technology risks and those related to cybersecurity. We determine the magnitude of such risks in the context of our overall business and how the technology risks, including cybersecurity specifically, may have an impact on other risks the Company faces and vice versa to help us inform our overall risk management strategy going forward. This allows us to continuously assess cybersecurity risks in alignment with our strategic objectives and operational needs.
Governance
The Technology Committee, pursuant to its charter, is responsible for the oversight of the Company’s management of risks regarding technology, data security, cybersecurity, disaster recovery and business continuity. To perform this function, the Technology Committee, in addition to annually receiving and reviewing the results of the Global Information Security Program assessment, receives quarterly reports from the Company’s CISO, who presents a threat matrix, an overall analysis of our cyber health, as well as any recent threat activity. The Technology Committee then, in turn, regularly reports out to the full board of directors and the Audit Committee as necessary during succeeding meetings to keep them informed. In addition, members of senior management, including the Chief Technology Officer (“CTO”), the CISO, and the Chief Legal Officer (“CLO”) correspond directly with, or present to, the full board of directors, the Audit Committee, and/or the Technology Committee, regarding issues or risks relating to cybersecurity matters as the case may

Table of Contents	PART I
be. We believe the members of our senior management responsible for assessing and managing material risks from cybersecurity threats and interfacing with the board of directors and board of director committees on such matters collectively possess the appropriate expertise and experience from both a technical and governance perspective to ensure that they are able to carry out these responsibilities effectively. In particular, our CISO has spent over 30 years in various information security roles, including serving as the CISO of WEX since March 2014. Additionally, he holds professional degrees in the areas of Computer and Information Systems Security and multiple ISACA and ISC2 certifications (CISM, CISA, CRISC, CISA and CISSP). Our CTO has spent over 25 years in various engineering and technology roles, including serving as Chief Technology Officer for two other companies prior to joining WEX. In his past roles he was responsible for implementing product and technology initiatives and gained extensive experience in payments technology, technology infrastructure, technical engineering, AI, and machine learning. Additionally, he holds a professional degree in Computer Science. Our CLO has been with WEX since 2021, serving as Chief of Staff to the CEO and as Vice President, Corporate Legal Services prior to that, before becoming the Corporate Secretary and head of the Legal department in 2024. In these roles, she has gained extensive experience coordinating with the Board on addressing numerous emerging risk areas and ensuring our governance processes are equipped to manage and mitigate such risks.
As of the date of this report, we are not aware of any material risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. However, there is no assurance that cybersecurity threats will not have a material impact on us, including our business strategy, results of operations or financial condition in the future. See Part I – Item 1A – Risk Factors – “We regularly experience cyberattacks and expect they will continue in the future. We may not be able to adequately protect our information systems, including the data we collect, which could subject us to, among other things, liability, damage to our reputation, and other financial impacts. Our efforts to implement robust security measures and comply with applicable data protection laws are costly and time-consuming and they cannot provide absolute security against cyberattacks, security breaches or unauthorized access.”
ITEM 2. PROPERTIES
Our global headquarters and principal executive offices are located in Portland, Maine, subject to a lease with an initial term through 2034 and our industrial banking operations at WEX Bank are located in Utah subject to a lease with an initial term through 2027. We also lease corporate and regional offices, as well as operations centers in numerous other locations in the United States and around the world pursuant to leases that expire at various dates through 2035. We generally consider each of our current facilities to be suitable and adequate for the business that we currently conduct. However, we periodically review our space requirements and may lease new space to meet the needs of our business, or consolidate or exit facilities that are no longer required as we continue to optimize our global business operations and footprint.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
The principal market for the Company’s common stock is the NYSE and our ticker symbol is WEX. As of February 13, 2025, the closing price of our common stock was $155.12 per share, there were 38.8 million shares of our common stock outstanding and there were 9 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers or nominees.
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
The Company has certain restrictions on the dividends it may pay under its Credit Agreement, including pro forma compliance with a consolidated leverage ratio, testing consolidated funded indebtedness less (i) an amount up to $400.0 million of consolidated funded indebtedness due to permitted securitization transactions, (ii) the amount of consolidated funded indebtedness constituting the non-recourse portion of permitted factoring transactions, and (iii) an amount up to $500.0 million of unrestricted cash and cash equivalents denominated in U.S. dollars or other lawful currencies (provided that such other currencies are readily convertible to, and deliverable in, U.S. dollars) held by the Company and its subsidiaries (other than bank regulated subsidiaries) and maintaining Consolidated EBITDA of less than 2.75:1.00 for the most recent test period after such payment.
Issuer Purchases of Equity Securities
Under a share repurchase plan approved by our board of directors, through December 31, 2025, the Company is authorized to repurchase up to specified dollar values of shares of its common stock through open market purchases, privately negotiated transactions, accelerated share repurchase programs, issuer self-tender offers or other means pursuant to the share repurchase plan. On February 15, 2024, the Company’s board of directors authorized an amendment to its existing share repurchase program, expanding the total authorization from $650.0 million to $1.05 billion. Subsequently, on September 5, 2024, the Company’s board of directors authorized a further amendment to the share repurchase program under which up to an additional $1.0 billion worth of WEX’s common stock may be repurchased by the Company in the open market and through various other means pursuant to the share repurchase program, through December 31, 2025, expanding the total authorization from $1.05 billion to $2.05 billion. The following table presents the Company’s common stock repurchases during each month of the fourth quarter of 2024:

Table of Contents	PART II

	Total Number of Shares Purchased	Average Price Paid per Share(1),(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
October 1 - October 31, 2024:
Final settlement of ASR(4)	187,498		187,498
Other shares repurchased	101,900	$176.65	101,900	$1,051,802,300
November 1 - November 30, 2024	368,268	$181.32	368,268	$985,028,490
December 1 - December 31, 2024	115,235	$184.28	115,235	$963,792,440
Total(5)	772,901	$181.09	772,901
(1)Includes commissions paid on stock repurchases.
(2)The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible one percent excise tax on the net value of certain stock repurchases made after December 31, 2022. All dollar amounts presented exclude such excise taxes, as applicable.
(3)Values based on the share repurchase plan authorization in place as of December 31, 2024.
(4)On July 29, 2024, the Company entered into an ASR agreement with JPMorgan Chase Bank, National Association (“JPMorgan”) to repurchase an aggregate of $300.0 million of WEX’s common stock (the “2024 ASR”), and received an initial delivery of approximately 1.3 million shares during July 2024, representing approximately 80 percent of the total shares expected to be repurchased under the ASR agreement based on the closing price of the Company’s common stock of $180.44 on July 26, 2024. On October 23, 2024 the 2024 ASR was early terminated and we settled the transactions contemplated by the 2024 ASR with JPMorgan, resulting in a final delivery of 187,498 shares of WEX’s common stock. The total number of shares repurchased under the 2024 ASR was 1,517,580 at an average cost per share of $197.68, based on the daily volume-weighted average share price of WEX’s common stock during the term of the 2024 ASR.
(5)Total average price paid per share for the fourth quarter of 2024 excludes the shares received on final settlement of the 2024 ASR during the fourth quarter of 2024.
The timing and amount of any transactions are subject to the discretion of WEX based upon, among other things, market conditions and other opportunities that the Company may have for the use or investment of its cash balances. In addition, repurchases are subject to the availability of shares of stock for purchase, prevailing market conditions, the trading price of the Company’s stock and the Company’s financial performance. The repurchase program does not obligate WEX to acquire any specific number of shares and may be modified, discontinued or suspended at any time. The Company may issue secured or unsecured debt in order to finance share repurchases.
ITEM 6. [RESERVED]

Table of Contents	PART II
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion below focuses on the factors affecting our consolidated results of operations for the years ended December 31, 2024 and 2023, financial condition at December 31, 2024 and 2023 and, when appropriate, factors that may affect our future financial performance, unless stated otherwise. This discussion should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements within Part II - Item 8 of this Annual Report on Form 10-K. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is presented in the following sections:
•2024 Highlights and Year in Review
•Our Segments
•Results of Operations
•Application of Critical Accounting Estimates
•Recently Adopted and New Accounting Standards
•Liquidity and Capital Resources

2024 Highlights and Year in Review
Company Highlights
The following graphs present a comparative, summarized view of selected results. The “Other Key Metric” included below is considered by Management to be of particular importance to our overall performance in 2024 as it provides enhanced information and data underlying our financial results. A more extensive list of the key performance indicators regularly used by management to evaluate our performance is included by segment within the Results of Operations section later in this MD&A.
GAAP Measures (in millions except per share data):
Total revenues

Net income attributable to shareholders

Net income attributable to shareholders per diluted share

Net cash provided by operating activities

Table of Contents	PART II
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
Our Segments
WEX has three reportable segments: Mobility, Benefits and Corporate Payments. Within our Mobility segment, we are a leader in fleet payment solutions, transaction processing, and information management, serving diverse fleet needs globally from Over-the-Road to locally operated fleets. Our Benefits segment simplifies employee benefit plan administration through SaaS software integrated with payment solutions, delivering diverse product offerings including Benefit Administration, HSAs, FSAs, HRAs, COBRA and Direct Billing and compliance administration. WEX Inc. also serves as an IRS-designated non-bank custodian, while WEX Bank provides HSA depository services. Our Corporate Payments segment delivers global B2B payment solutions, powered by payment intelligence and workflow optimization, that enhance security, simplify processes and drive revenue.
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

Table of Contents	PART II
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
The Company does not allocate foreign currency gains and losses, financing interest expense, net of financial instruments, change in fair value of contingent consideration, loss on debt extinguishments, income taxes, and adjustments attributable to non-controlling interests to our operating segments as management believes these items are unpredictable and can obscure a segment’s operating trends and results. In addition, the Company does not allocate certain corporate expenses to our operating segments, as these items are centrally controlled and are not directly attributable to any reportable segment.
Results of Operations
Year Ended December 31, 2024, Compared to the Year Ended December 31, 2023
The following includes information that our management believes is material to an understanding of our results of operations. Any significant changes, unusual or infrequent events or significant economic changes that materially affect our results of operations are discussed below.

Table of Contents	PART II

Mobility
Revenues
The following table reflects comparative revenue and key operating statistics within Mobility:

	Twelve Months Ended December 31,		Increase (Decrease)
(in millions, except per transaction and per gallon data)	2024	2023	Amount	Percent
Revenues(1)
Payment processing revenue	$694.5	$695.0	$(0.4)	—%
Account servicing revenue	195.3	168.6	26.7	16%
Finance fee revenue	297.2	312.9	(15.8)	(5)%
Other revenue	213.8	206.2	7.6	4%
Total revenues	$1,400.8	$1,382.7	$18.1	1%

Key performance indicators
Total volume	$79,538.7	$84,721.2	$(5,182.5)	(6)%
Payment processing transactions	566.8	562.6	4.2	1%
Payment processing $ of fuel	$52,020.9	$56,683.6	$(4,662.6)	(8)%
Average U.S. fuel price (US$ / gal)	$3.47	$3.82	$(0.35)	(9)%
Net payment processing rate	1.34%	1.23%	0.11%	9%
Net late fee rate	0.49%	0.48%	0.01%	2%
(1)Lower domestic fuel prices decreased revenue by $73.8 million for the year ended December 31, 2024, as compared to 2023.
Despite the headwind from lower average domestic fuel prices, total Mobility revenues increased $18.1 million for 2024, as compared to 2023. Such increases resulted primarily from pricing optimization efforts, which resulted in higher rates earned through merchant contract renewals at favorable terms and a favorable impact to our net late fee rate, as well as from increased revenues as a result of the Payzer Acquisition. The increase in our net payment processing rate for 2024, as compared to the prior year, was the result of the lower average domestic fuel prices and the Company’s pricing optimization efforts.
Finance fee revenue is comprised of the following components:

	Twelve Months Ended December 31,		Increase (Decrease)
(in millions)	2024	2023	Amount	Percent
Finance income	$255.1	$271.8	$(16.7)	(6)%
Factoring fee revenue	42.1	41.1	1.0	2%
Finance fee revenue	$297.2	$312.9	$(15.8)	(5)%
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

Table of Contents	PART II
may occur more often depending on macro-economic factors. In addition, we periodically assess the market rates within our industry to determine appropriate late fee rates.
Finance income decreased $16.7 million in 2024 as compared to 2023, primarily due to a decline in the number of late fee instances, reflective of the tighter credit policies we put in place during 2023, and by lower domestic fuel prices. Offsetting in part these decreases were increases in contractual late fee rates charged during 2024, as compared to 2023, attributable to the pricing optimization efforts mentioned earlier. Concessions to certain customers experiencing financial difficulties may be granted and are generally limited to extending the time to pay, placing a customer on a payment plan or granting waivers of late fees. There were no material concessions granted to customers experiencing financial difficulties during 2024 or 2023.
The primary source of factoring fee revenue is calculated as a negotiated percentage fee of the receivable balance that we purchase. Factoring fee revenue for 2024 largely remained consistent with that of 2023.
Operating Expenses
The following table compares line items within operating income and presents segment adjusted operating income and segment adjusted operating income margin for Mobility:

	Twelve Months Ended December 31,		Increase (Decrease)
(in millions, except with respect to margin)	2024	2023	Amount	Percent
Cost of services
Processing costs	$300.0	$283.9	$16.1	6%
Service fees	$7.2	$7.6	$(0.4)	(5)%
Provision for credit losses	$61.0	$87.1	$(26.1)	(30)%
Operating interest	$89.7	$69.5	$20.2	29%
Depreciation and amortization	$55.4	$40.8	$14.6	36%

Other operating expenses
General and administrative	$122.1	$138.3	$(16.2)	(12)%
Sales and marketing	$222.8	$212.4	$10.4	5%
Depreciation and amortization	$73.5	$70.3	$3.2	5%

Operating income	$469.1	$472.8	$(3.7)	(1)%

Segment adjusted operating income(1)	$598.5	$599.4	$(0.9)	—%
Segment adjusted operating income margin(2)	42.7%	43.3%	(0.6)%	(1)%
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
Both 2024 operating income and segment adjusted operating income remained relatively flat to that of 2023. The largest contributing fluctuations in individual expense categories year over year consisted of the following:
Cost of Services
Provision for credit losses, which includes estimates for both credit and fraud losses, decreased $26.1 million for 2024, as compared to 2023. Stabilization in the over-the-road trucking market, tighter credit policies put in place to reduce losses, and lower than expected charge-offs from macroeconomic factors have all contributed to the reduction in the provision during 2024 as compared to 2023. We generally measure our loss performance by calculating fuel-related losses as a percentage of total fuel expenditures on payment processing transactions. This metric for provision for credit losses was 11.5 basis points of fuel expenditures for 2024, as compared to 15.4 basis points of fuel expenditures for 2023.

Table of Contents	PART II
Operating interest expense increased $20.2 million in 2024, as compared to 2023, primarily reflective of higher interest rates paid on deposits and operating debt.
Depreciation and amortization increased $14.6 million during 2024 compared to the prior year due in part to the amortization of intangible assets obtained as part of the Payzer Acquisition and increased capital expenditures to support growth.
Other operating expenses
General and administrative expenses decreased $16.2 million in 2024 as compared to 2023 primarily due to a third quarter 2023 write-off of certain costs associated with an abandoned IT development project and higher professional services expense in the prior year period.

Benefits
Revenues
The following table reflects comparative revenue and key operating statistics within Benefits:

	Twelve Months Ended December 31,		Increase (Decrease)
(in millions)	2024	2023	Amount	Percent
Revenues
Payment processing revenue	$96.2	$90.7	$5.5	6%
Account servicing revenue	445.2	435.7	9.4	2%
Finance fee revenue	0.3	0.3	—	NM
Other revenue	197.9	141.7	56.2	40%
Total revenues	$739.5	$668.4	$71.1	11%

Key performance indicators
Total volume	$13,600.1	$12,441.8	$1,158.3	9%
Purchase volume	$7,242.7	$6,655.6	$587.1	9%
Average number of SaaS accounts	20.3	19.9	0.3	2%
Average HSA custodial cash assets	$4,280.4	$3,868.9	$411.5	11%
Total Benefits revenue increased $71.1 million during 2024 as compared to the prior year. A rise in average HSA deposit balances held by WEX Bank and interest rates earned on the investment of such balances, as reflected within other revenue, coupled with increased revenues due to the Ascensus Acquisition, substantially contributed to the increase in total revenues for 2024 as compared to 2023.
Operating Expenses
The following table compares line items within operating income and presents segment adjusted operating income and segment adjusted operating income margin for Benefits:

	Twelve Months Ended December 31,		Increase (Decrease)
(in millions)	2024	2023	Amount	Percent
Cost of services
Processing costs	$270.2	$261.0	$9.2	4%
Service fees	$64.8	$53.0	$11.8	22%
Provision for credit losses	$(0.5)	$7.4	$(7.9)	NM
Operating interest	$4.6	$5.3	$(0.7)	(13)%
Depreciation and amortization	$46.2	$39.5	$6.7	17%

Table of Contents	PART II

	Twelve Months Ended December 31,		Increase (Decrease)
(in millions)	2024	2023	Amount	Percent

Other operating expenses
General and administrative	$37.1	$55.7	$(18.6)	(33)%
Sales and marketing	$57.9	$58.7	$(0.8)	(1)%
Depreciation and amortization	$85.8	$72.8	$13.0	18%

Operating income	$173.3	$114.8	$58.4	51%

Segment adjusted operating income(1)	$307.0	$241.8	$65.2	27%
Segment adjusted operating income margin(2)	41.5%	36.2%	5.3%	15%
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
(2)Segment adjusted operating income margin is calculated by dividing segment adjusted operating income by segment revenue. The revenues earned on HSA assets is highly accretive to earnings and as a result, segment adjusted operating income margin for 2024 increased significantly from 2023.
NM - Not meaningful
The cost structure for our HSA investments allows revenue growth to be highly accretive to our margin. As a result, both 2024 operating income and segment adjusted operating income strongly benefited from the higher 2024 revenues. The largest contributing fluctuations in individual expense categories year over year consisted of the following:
Cost of Services
Service fees increased $11.8 million in 2024, as compared to 2023. The increase primarily resulted from higher transaction costs and increased mailing fees, in part due to growth in revenues.
The provision for credit losses for 2024 decreased $7.9 million as compared to the prior year comparable period, however, such decrease is not meaningful as it was substantially driven by an atypically higher provision during the prior year period resulting from a reserve taken against one customer’s outstanding receivable balance.
Depreciation and amortization for 2024 increased $6.7 million as compared to the same period in the prior year primarily due to software assets recently placed into service.
Other Operating Expenses
General and administrative expenses decreased $18.6 million for 2024 as compared with 2023 primarily due to lower professional services expense and employee compensation.
Depreciation and amortization increased $13.0 million for 2024, as compared to the prior year period, primarily due to the amortization of intangible assets obtained as part of the Ascensus Acquisition.

Table of Contents	PART II

Corporate Payments
Revenues
The following table reflects comparative revenue and key operating statistics within Corporate Payments:

	Twelve Months Ended December 31,		Increase (Decrease)
(in millions, except per transaction data)	2024	2023	Amount	Percent
Revenues
Payment processing revenue	$409.7	$428.0	$(18.3)	(4)%
Account servicing revenue	50.2	42.1	8.1	19%
Finance fee revenue	0.7	1.0	(0.3)	(27)%
Other revenue	27.2	25.8	1.3	5%
Total revenues	$487.8	$496.9	$(9.1)	(2)%

Key performance indicators
Total volume	$138,707.3	$128,167.8	$10,539.5	8%
Purchase volume	$89,639.9	$92,196.9	$(2,557.0)	(3)%
Net interchange rate	0.46%	0.46%	—%	(1)%
Total Corporate Payments revenues decreased $9.1 million in 2024, as compared to 2023. The net decrease was primarily driven by a reduction in purchase volume, largely attributable to a contract change for a large travel customer, which also shifted revenues between payment processing and account servicing. Impact from the above mentioned travel contract is expected to affect reported revenue through the first half of 2025.
Concessions to certain customers experiencing financial difficulties may be granted and are generally limited to extending the time to pay, placing a customer on a payment plan or granting waivers of late fees. There were no material concessions to customers experiencing financial difficulties during either 2024 or 2023.
Operating Expenses
The following table compares line items within operating income and presents segment adjusted operating income and segment adjusted operating income margin for Corporate Payments:

	Twelve Months Ended December 31,		Increase (Decrease)
(in millions, except with respect to margin)	2024	2023	Amount	Percent
Cost of services
Processing costs	$77.4	$76.7	$0.7	1%
Service fees	$11.7	$12.6	$(1.0)	(8)%
Provision for credit losses	$7.7	$(4.7)	$12.5	NM
Operating interest	$9.7	$9.4	$0.3	4%
Depreciation and amortization	$32.4	$24.1	$8.3	34%

Other operating expenses
General and administrative	$58.9	$76.9	$(18.0)	(23)%
Sales and marketing	$59.9	$56.6	$3.3	6%
Depreciation and amortization	$26.5	$26.2	$0.4	1%

Table of Contents	PART II

	Twelve Months Ended December 31,		Increase (Decrease)
(in millions, except with respect to margin)	2024	2023	Amount	Percent
Operating income	$203.5	$219.1	$(15.6)	(7)%

Segment adjusted operating income(1)	$256.2	$277.2	$(21.0)	(8)%
Segment adjusted operating income margin(2)	52.5%	55.8%	(3.3)%	(6)%
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
(2)Segment adjusted operating income margin is calculated by dividing segment adjusted operating income by segment revenue. Segment adjusted operating income margin decreased during 2024 from 2023, primarily due to an overall increase in operating expenses, as discussed below.
NM - Not meaningful
As a result of owning all of our technology and issuing capabilities, our Corporate Payments segment has a highly scalable and relatively fixed cost base resulting in largely comparable expenses year to year. As a result, changes in revenue similarly impact operating income, segment adjusted operating income, and segment adjusted operating income margin. Instances in which our expenses in 2024 did not remain comparable to those of 2023 are described hereafter.
The provision for credit losses for 2024 increased $12.5 million, as compared to 2023. This incremental expense was driven primarily by a prior year reduction in expected losses resulting from a stabilization in the macroeconomic environment and associated reduction in collection risk associated with our larger travel customers.
Depreciation and amortization expense increased $8.3 million during 2024, as compared to 2023, primarily due to the depreciation of certain payments processing assets placed into service during the first quarter of 2024.
General and administrative expenses decreased $18.0 million during 2024 as compared to 2023 primarily due to a reduction in professional services expense and lower employee stock compensation costs.
Unallocated Corporate Expenses
Unallocated corporate expenses represent the portion of expenses relating to general corporate functions including acquisition and divestiture expenses, certain finance, legal, information technology, human resources, administrative and executive expenses and other expenses not directly attributable to a reportable segment.
The following table compares line items within operating income for unallocated corporate expenses:

	Twelve Months Ended December 31,		Increase (Decrease)
(in millions)	2024	2023	Amount	Percent
Other operating expenses
General and administrative	$157.7	$157.1	$0.6	—%
Depreciation and amortization	$1.5	$2.6	$(1.0)	(40)%
Expenses largely remained consistent during 2024 as compared to the prior year.

Table of Contents	PART II
Non-Operating Income and Expense
The following table reflects comparative results for certain amounts excluded from operating income:

	Twelve Months Ended December 31,		Absolute Dollar Change	Effect of Change on Net Income
(in millions)	2024	2023
Financing interest expense, net of financial instruments	$(235.9)	$(204.6)	$31.3	Reduction
Change in fair value of contingent consideration	$(6.5)	$(8.5)	$2.0	Increase
Loss on extinguishment of Convertible Notes	$—	$(70.1)	$70.1	Increase
Net foreign currency (loss) gain	$(26.1)	$4.9	$31.0	Reduction
Income tax provision	$108.2	$102.2	$6.0	Reduction
During 2023, the Company benefited from net gains and lower effective interest rates as a result of our interest rate swap financing instruments, which offset financing interest expense. These swap instruments were terminated in December 2023. During 2024, increased borrowings under our Revolving Credit Facility contributed to the increase in expense during 2024 as compared to the prior year period. These increases were offset in part by a reduction in interest paid when compared to the prior year period due to the repurchase and cancellation of our Convertible Notes during the third quarter of 2023.
During August 2023, we repurchased all of the outstanding aggregate principal amount of the Company’s Convertible Notes at a premium, resulting in a loss on extinguishment of $70.1 million. See Part II – Item 8 – Note 16, Financing and Other Debt of our consolidated financial statements for further information on the repurchase of the Convertible Notes.
Our foreign currency exchange exposure is primarily related to the remeasurement of our cash, receivable and payable balances, including intercompany transactions that are denominated in foreign currencies. Losses incurred during 2024 resulted from the weakening of certain foreign currencies in which we transact, including the Euro and the Australian and Canadian dollars, relative to the U.S. dollar.
The increase in income tax provision for 2024 as compared to the prior year is due primarily to an increase in the Company’s taxable income, offset in part by a decrease in the Company’s effective tax rates. The Company’s effective tax rate for 2024 was 25.9 percent compared to 27.7 percent for 2023. See Part II – Item 8 – Note 14, Income Taxes of our consolidated financial statements for more information regarding the drivers behind our effective tax rates.
Year Ended December 31, 2023, Compared to the Year Ended December 31, 2022
Discussion and analysis of the year ended December 31, 2023 compared to the year ended December 31, 2022 is included under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10–K for the year ended December 31, 2023, as filed with the SEC on February 23, 2024.
Non-GAAP Financial Measures That Supplement GAAP Measures
In addition to evaluating the Company’s performance on a GAAP basis, Company management uses particular non-GAAP financial measures, which exclude the impact of certain costs, expenses, gains and losses, to evaluate our overall operating performance, including comparison across periods and with competitors. Our management team believes these non-GAAP measures are integral to our reporting and planning processes and uses them to assess operating performance because they generally exclude financial results that are outside the normal course of our business operations or management’s control. These measures are also used to allocate capital and resources among our operating segments.

Table of Contents	PART II
Total Segment Adjusted Operating Income and Adjusted Net Income
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

Table of Contents	PART II
•The tax related items are the difference between the Company’s GAAP tax provision and a non-GAAP tax provision. Beginning in fiscal year 2024, the Company began utilizing a fixed annual projected long-term non-GAAP tax rate in order to provide better consistency across reporting periods. To determine this long-term projected tax rate, the Company performs a pro forma tax provision based upon the Company’s projected adjusted net income before taxes. The fixed annual projected long-term non-GAAP tax rate could be subject to change in future periods for a variety of reasons, including the rapidly evolving global tax environment, significant changes in our geographic earnings mix including due to acquisition activity, or other changes to our strategy or business operations; and
•The Company does not allocate certain corporate expenses to our operating segments, as these items are centrally controlled and are not directly attributable to any reportable segment.
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
The following table reconciles net income attributable to shareholders to adjusted net income attributable to shareholders and related per share data:

	Year ended December 31,
(in millions)	2024		2023		2022
Net income attributable to shareholders	$309.6	$7.50	$266.6	6.16	$201.4	$4.50
Unrealized loss (gain) on financial instruments	0.2	0.01	30.4	0.70	(83.2)	(1.86)
Net foreign currency loss (gain)	26.1	0.63	(4.9)	(0.11)	22.7	0.51
Change in fair value of contingent consideration	6.5	0.16	8.5	0.20	139.1	3.11
Acquisition-related intangible amortization	201.8	4.89	184.0	4.25	170.5	3.81
Other acquisition and divestiture related items	12.1	0.29	6.6	0.15	17.9	0.40
Stock-based compensation	111.9	2.71	131.6	3.04	100.7	2.25
Other costs	48.9	1.19	45.6	1.05	38.4	0.86
Impairment charges	—	—	—	—	136.5	3.05
Debt restructuring and debt issuance cost amortization	15.9	0.39	89.4	2.06	17.3	0.39
ANI adjustments attributable to non-controlling interests	—	—	—	—	(34.6)	(0.77)
Tax related items	(102.2)	(2.47)	(112.1)	(2.59)	(115.8)	(2.59)
Dilutive impact of convertible debt(1)	—	—	—	(0.10)	—	(0.13)
Adjusted net income attributable to shareholders	$631.0	$15.28	$645.8	$14.81	$611.0	$13.53
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
GAAP operating income was $686.3 million, $647.1 million and $469.8 million for the years ended December 31, 2024, 2023 and 2022, respectively. For a reconciliation of GAAP operating income to total segment adjusted operating income, please see the following table:

Table of Contents	PART II

	Year ended December 31,
(in millions)	2024	2023	2022
Segment adjusted operating income
Mobility	$598.5	$599.4	$693.4
Corporate Payments	256.2	277.2	192.7
Benefits	307.0	241.8	133.7
Total segment adjusted operating income	$1,161.7	$1,118.4	$1,019.8

Reconciliation:
Total segment adjusted operating income	$1,161.7	$1,118.4	$1,019.8
Less:
Unallocated corporate expenses	102.1	103.0	84.5
Acquisition-related intangible amortization	201.8	184.0	170.5
Other acquisition and divestiture related items	5.7	6.6	17.9
Impairment charges	—	—	136.5
Stock-based compensation	111.9	131.6	100.7
Other costs	53.9	46.1	39.9
Operating income	$686.3	$647.1	$469.8
Adjusted Free Cash Flow
Adjusted free cash flow has historically been calculated as cash flows from operating activities adjusted for net purchases of current investment securities, capital expenditures, net Funding Activity, and certain other adjustments. Such calculation has historically been based on the principle that the net activity in accounts receivable, accounts payable, and investment of HSA deposits would be offset by WEX Bank Funding Activity, however, due to the nature of WEX Bank cash balances, they may be increased or decreased for reasons other than matching operating activity. As a result, beginning with the third quarter of 2024, adjusted free cash flow also includes an adjustment to reflect the change in WEX Bank cash balances and the applicable prior periods have similarly been adjusted to conform to the current presentation.
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
The following table reconciles GAAP operating cash flow to adjusted free cash flow for the years ended December 31, 2024, 2023 and 2022:

Table of Contents	PART II

	Year ended December 31,
(in millions)	2024	2023	2022
Operating cash flow, as reported	$481.4	$907.9	$679.4
Adjustments to cash flows from operating activities:
Change in WEX Bank cash balances	279.1	(82.4)	(295.7)
Other(1)	34.0	(48.5)	—
Adjusted for certain investing and financing activities:
Net Funding Activity	652.7	1,438.2	839.1
Less: Purchases of current investment securities, net of sales and maturities	(738.0)	(1,561.0)	(585.8)
Less: Capital expenditures	(147.3)	(143.6)	(112.9)
Adjusted free cash flow	$562.0	$510.6	$524.2
(1) For the years ended December 31, 2024 and 2023, other adjustments predominantly includes an add-back to operating cash flows for contingent consideration and deferred consideration paid to sellers in excess of acquisition-date fair value. For the year ended December 31, 2023, other adjustments also includes an adjustment to remove proceeds received of $50.0 million on the termination of our interest rate swap agreements from operating cash flows.
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
To the extent calculated expected credit losses are not indicative of future performance, actual loss experience and our results of operations could differ significantly from management’s judgments and expectations, resulting in either higher or lower future provisions for credit losses, as applicable. As of December 31, 2024, we have an estimated reserve for credit losses that is 2.5 percent of the total gross accounts receivable balance as compared to December 31, 2023, when our estimated reserve for credit losses was 2.6 percent of gross accounts receivable. An increase or decrease to the 2024

Table of Contents	PART II
reserve by 0.5 percent of the total gross accounts receivable balance would increase or decrease the provision for credit losses by $15.4 million.
For additional information on credit losses, see Note 1, Basis of Presentation and Summary of Significant Accounting Policies, to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Business Combinations and Asset Acquisitions
The accounting for business combinations and asset acquisitions requires estimates and judgment as to expectations for future cash flows of the acquired business or assets, and the allocation of those cash flows to identifiable assets, including intangible assets and goodwill. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions, as well as other information compiled by management, including projected financial information, effective income tax rates, present value discount factors and long-term growth expectations. The determined fair value of intangible assets and the respective useful lives assigned thereto impact the amount and timing of future amortization expense. Further, a significant difference in the estimated useful life, which is based on the term over which we expect to benefit from the underlying assets, versus the actual period over which we benefit from the assets, could lead to future impairments.
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
Goodwill Impairment
Our goodwill impairment test is performed at least annually as of October 1, or more frequently, if events or conditions indicate the carrying amount of goodwill may not be recoverable.
When evaluating goodwill for impairment, we may first perform a qualitative assessment of whether it is more likely than not that a reporting unit's carrying amount exceeds its fair value (“step zero” of the impairment test). Events and circumstances we consider in performing step zero include reporting unit headroom during the most recent quantitative assessment, macro-economic conditions (including interest rates, PPG and foreign currency exchange rates), market and industry conditions, share price fluctuations, and the operational stability and overall financial performance of our reporting units.
If we decide not to perform a qualitative assessment, or if we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we perform a quantitative assessment. Under a quantitative impairment test, we estimate fair value using a combination of an income-based DCFM valuation model and a market-based GPCM valuation model.
Within the DCFM, the key assumptions that drive fair value of our reporting units are the WACC and projected financial information (i.e. growth rates and the amount and timing of expected future cash flows), both of which require significant management judgment. As the WACC increases, fair value decreases because market participants would require a higher rate of return. Additionally, the profitability of individual reporting units may suffer periodically from downturns in customer demand or other economic factors. Individual reporting units may be more greatly impacted than the Company as a whole, given the different market sectors and geographies in which we operate. As a result, demand for the services of one or more of the reporting units could decline, which could adversely affect the key inputs to our estimated fair value of the Company’s reporting units. If actual reporting unit growth rates were to fall short of previous estimates or delays in the timing of future cash flows were to occur, the fair value of a reporting unit could be negatively impacted.
Within the GPCM, we obtain relevant comparable company earnings multiples by identifying a population of publicly traded companies with similar operations and key attributes to those of our reporting units (“GPCs”), considering revenue growth, profitability and the size of the reporting unit compared to the GPCs. This involves a certain degree of judgment as no two companies are entirely alike.
Based on the results of the qualitative assessment performed for all but one of our reporting units, we determined that goodwill was not impaired as of October 1, 2024. Based on the results of the quantitative assessment performed for one of our international Mobility reporting units with $86.8 million of goodwill as of December 31, 2024, we determined that goodwill was not impaired as of October 1, 2024. Future impairment of this reporting unit may occur if financial results or macroeconomic conditions deteriorate versus our current expectations. Unforeseen events, changes in circumstances and

Table of Contents	PART II
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
Income Taxes
Valuation allowance
We record a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized, the determination of which requires significant judgment. In evaluating the ability to recover deferred tax assets, we consider all available positive and negative evidence including past operating results, the existence of cumulative losses in the most recent years, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies. Our valuation allowance at December 31, 2024 decreased to $96.3 million from $100.7 million at December 31, 2023, resulting in deferred tax liabilities, net, of $127.4 million as of December 31, 2024. Changes in the expectations regarding the realization of deferred tax assets and liabilities could materially impact income tax expense in future periods.
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
Liquidity and Capital Resources
We fund our business operations primarily via cash on hand, cash generated from operations, the issuance of deposits, and borrowings under our Credit Agreement. As of December 31, 2024, we had cash and cash equivalents of $595.8 million, including Corporate Cash of $80.3 million, and remaining borrowing availability of $655.2 million under the Revolving Credit Facility along with access to various sources of funds, including uncommitted federal funds lines of credit from other banks.
Our short-term cash requirements consist primarily of funding the working capital needs of our business, payments on maturities of deposits, current principal and interest payments on the credit facilities under our Credit Agreement, and payments on other short-term debt. Our long-term cash requirements consist primarily of amounts owed under our Credit Agreement and various facilities lease agreements. For more information on our debt and deposit commitments refer to Part II – Item 8 – Note 16, Financing and Other Debt and Note 11, Deposits, respectively, in this report. For more information on our future lease payments, including our minimum lease payment schedule as of December 31, 2024, refer to Part II – Item 8 – Note 15, Leases.
We believe that our current cash and cash equivalents, cash generating capabilities, financial condition and operations, and access to available funding sources will be adequate to fund our cash needs for the next 12 months and the foreseeable future. The table below includes a more comprehensive list of frequent sources and uses of cash:

Table of Contents	PART II

Sources of cash	Uses of cash
•Cash generated from operations
•Borrowings and availability on our Credit Agreement[1]
•Deposits[2]
•Participation debt[3]
•Accounts receivable securitization and factoring arrangements[4]
•Borrowed federal funds and other short-term borrowings[5]

•Payments on our Credit Agreement
•Payments on maturities of deposits
•Payments on borrowed federal funds and other short-term borrowings
•Working capital needs of the business
•Operating lease obligations
•Capital expenditures
•Repurchases of common stock[6]
•Merger and acquisition activity

(1)During May 2024, the Company entered into the Fifth Amendment to the Credit Agreement, which increased commitments under the Revolving Credit Facility to $1.6 billion, increased the size of the tranche A term loan facility to $900.0 million, repriced the applicable interest margin for the tranche A term loans and Revolving Credit Facility and extended the maturity date to May 2029 for both the tranche A term loans and Revolving Credit Facility. Note that the maturity date of each of the Term A-1 Loans and Revolving Credit Facility is the earlier of (i) May 10, 2029 and (ii) the date that is 91 days prior to the maturity of the Term B-2 Loans, as further described in the Credit Agreement. Under our Credit Agreement, as of December 31, 2024, we had outstanding term loan principal borrowings of $2,254.6 million, borrowings of $905.6 million on the Revolving Credit Facility and letters of credit of $39.2 million drawn against the Revolving Credit Facility. The letters of credit are issued on our behalf in favor of third-party beneficiaries and primarily collateralize Corporate Payments processing activity. Subject to the terms of the Credit Agreement, these irrevocable letters of credit are secured and are renewed on an annual basis unless the Company chooses not to renew them. The Term A-1 Loans and Term B-2 Loans require scheduled quarterly payments through the respective maturity dates. See Part II – Item 8 – Note 16, Financing and Other Debt, in this report for more information regarding principal payments and the applicable interest rates on our Credit Agreement.
(2)WEX Bank’s regulatory status enables it to raise capital to fund the Company’s working capital requirements by issuing deposits, subject to various regulatory capital requirements administered by the FDIC and the UDFI. WEX Bank accepts its deposits through certain customers as required collateral for credit that has been extended (“customer deposits”) and contractual arrangements for brokered and non-brokered certificate of deposit and money market deposit products. Additionally, WEX Bank holds deposits for the benefit of WEX Inc.’s HSA customers subject to the terms of a deposit agreement. Customer deposits are generally non-interest bearing, certificates of deposit are issued at fixed rates, money market deposits are issued at both fixed and variable rates based on the Federal Funds rate and HSA deposits are issued at rates as defined within the consumer account agreements. Certificates of deposit and certain fixed term money market deposit products have fixed contractual maturities. Money market deposits without fixed terms may be withdrawn by the holder at any time, although the allowed number of transactions may be limited and notification may be required. Customer deposits are released at the termination of the relationship, net of any customer receivable, or upon reevaluation of the customer’s credit in limited instances. HSA funds can be withdrawn by the account holders at any time. We believe that our deposits are paying competitive yields and that the brokered deposit market remains liquid. As of December 31, 2024, we had $4.5 billion in deposits. See Part II – Item 8 – Note 11, Deposits, in this report for more information regarding our deposits.
(3)From time to time, WEX Bank enters into participation agreements with third-party banks to fund customers’ balances that exceed WEX Bank’s lending limit to individual customers. There was $49.2 million borrowed against these participation agreements as of December 31, 2024. See Part II – Item 8 – Note 16, Financing and Other Debt, in this report for more information regarding these facilities.
(4)The Company utilizes securitized debt agreements to finance a portion of our receivables, lower our cost of borrowing and more efficiently utilize capital. The Company had $86.8 million of securitized debt under these facilities as of December 31, 2024. We also utilize off-balance sheet factoring and receivable securitization facilities to sell certain of our accounts receivable to unrelated third-party financial institutions in order to accelerate the collection of the Company’s cash and reduce internal costs. Available capacity is generally dependent on the level of our trade accounts receivable eligible to be sold and the financial institution’s willingness to purchase such receivables. However, the Company is not dependent on them to maintain its liquidity and capital resources. See Part II – Item 8 – Note 16, Financing and Other Debt and Note 13, Off-Balance Sheet Arrangements, in this report for further information about the Company’s securitized debt and off-balance sheet arrangements.
(5)WEX Bank borrows from short-term uncommitted federal funds lines of credit from time to time to supplement the financing of the Company’s accounts receivable. There were no outstanding borrowings under these lines of credit as of December 31, 2024. WEX Bank is also a member of the FHLB of Des Moines, which provides collateralized short-term funding. As of December 31, 2024, WEX Bank had $1.1 billion of advances outstanding, secured by $1.2 billion of investment securities at fair value. During its availability period, which ceased on March 11, 2024, WEX Bank accessed low-cost capital through advances under the BTFP. All BTFP borrowings were paid in full as of December 31, 2024. See Part II – Item 8 – Note 16, Financing and Other Debt, to our consolidated financial statements for more information regarding these facilities.
(6)The Company may issue secured and unsecured debt to finance a portion of our share repurchases. Under share repurchase plans, which may be authorized by our board of directors from time to time, the Company may repurchase up to specified dollar values of shares of its common stock through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, tender offers or accelerated share repurchase transactions or by any combination of such methods approved by our board of directors. See Part II - Item 8 - Note 5, Repurchases of Common Stock, to our consolidated financial statements for more information regarding our share repurchases.

Table of Contents	PART II
Additional Sources of Cash Available
WEX Bank has the ability to borrow funds from the Federal Reserve Bank Discount Window. Borrowing limits fluctuate based on pledged assets, and as of December 31, 2024, the Company could borrow up to a maximum amount of $137.7 million. WEX Bank had no borrowings outstanding on this line of credit as of December 31, 2024.
Under an uncommitted borrowing facility, WEX Australia can be advanced up to A$21.3 million from Bank of America in short-term funds. The Company had no borrowings outstanding on this facility as of December 31, 2024.
See Part II – Item 8 – Note 16, Financing and Other Debt, in this report for more information regarding these borrowing arrangements.
Cash Flows
The table below summarizes our cash activities and adjusted free cash flow:

	Year ended December 31,
(in millions)	2024	2023	2022
Net cash provided by (used for):
Operating activities	$481.4	$907.9	$679.4
Investing activities	$(960.6)	$(2,138.3)	$(716.7)
Financing activities	$(260.3)	$1,573.3	$681.3
Non-GAAP financial measure:
Adjusted free cash flow(1)	$562.0	$510.6	$524.2
(1)The Company’s non-GAAP adjusted free cash flow has historically been calculated as cash flows from operating activities adjusted for net purchases of current investment securities, capital expenditures, net Funding Activity, and certain other adjustments. Such calculation has historically been based on the principle that the net activity in accounts receivable, accounts payable, and investment of HSA deposits would be offset by WEX Bank Funding Activity, however, due to the nature of WEX Bank cash balances, they may be increased or decreased for reasons other than matching operating activity. As a result, beginning with the third quarter of 2024, adjusted free cash flow also includes an adjustment to reflect the change in WEX Bank cash balances and the applicable prior periods have similarly been adjusted to conform to the current presentation. For an updated definition of adjusted free cash flow and a reconciliation to net cash provided by operating activities, the most closely comparable GAAP measure, and the reasons why we believe this is an important financial measure, please refer to the section titled Non-GAAP Financial Measures That Supplement GAAP Measures.
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
The majority of the Company’s trade receivables provide for payment terms of 30 days or less and receivables not paid within the terms of the agreement are generally subject to late fees based upon the outstanding receivable balance. The Company also extends revolving credit to certain small fleets. Such accounts are also subject to late fees and interest charges based on a revolving balance. The Company had approximately $114.1 million and $133.3 million of receivables with revolving credit balances as of December 31, 2024 and 2023, respectively.
The receivables portfolio consists of a large group of homogeneous smaller balances across a wide range of industries. No one customer receivable balance represented 10 percent or more of the outstanding receivables balance at December 31, 2024 or December 31, 2023. At December 31, 2024, approximately 98 percent and 99 percent of the outstanding balance of total trade accounts receivable was less than 30 days and 60 days past due, respectively.
•Net cash provided by operating activities for 2024 decreased $426.5 million as compared to the prior year. Contributing to this decrease was the absence of prior year one-time cash inflows from the return of a collateral deposit and receipt of proceeds on the cancellation of the Company’s interest rate swaps, as discussed below, contingent consideration paid to Bell Bank during 2024, and higher payments related to the Company’s short-term incentive plan, related to 2023 and paid during 2024.
•Net cash provided by operating activities for 2023 increased $228.5 million as compared to the prior year, primarily attributable to the favorable impact on working capital resulting from a decrease in fuel prices during 2023 relative to the prior year. For the year ended December 31, 2023, net cash provided by operating activities includes a $76.0 million

Table of Contents	PART II
receipt from the return of a collateral deposit as well as the $50.0 million receipt of proceeds upon the termination of all of the Company’s outstanding swaps with a collective notional amount of $1.1 billion, which the Company had used to manage the interest rate risk associated with its outstanding variable-interest rate borrowings.
The Company intends to make approximately $25 million of incremental investments in sales and marketing expenses throughout 2025, spread amongst our three operating segments.
Investing Activities
Investing cash flows generally consist of capital expenditures, cash used for acquisitions and investment of eligible custodial cash assets.
•Net cash used for investing activities for 2024 decreased $1,177.7 million as compared to the prior year, primarily resulting from lower relative investment of HSA deposits. In the prior year, we also had over $400 million paid for acquisitions. See Part II – Item 8 – Note 4, Acquisitions, in this report for more information regarding the Ascensus and Payzer Acquisitions.
•Net cash used for investing activities for 2023 decreased $1,421.6 million as compared to the prior year, primarily resulting from an increase in net purchases of available-for-sale debt securities and cash paid for acquisitions.
Financing Activities
Financing cash flows generally consist of the issuance and repayment of debt and deposits, changes in restricted cash payable and purchases of our common stock. Repurchases of our common stock may vary based on management’s evaluation of market and economic conditions and other factors.
•Net cash from financing activities during 2024 decreased $1,833.6 million as compared to the prior year, due primarily to a reduction in our restricted cash payable resulting from a shift in customer usage of our prepaid business model, accelerated share repurchases and lower relative HSA deposits moved from third-party depository institutions to WEX Bank. See Part II - Item 8 - Note 13, Off-Balance Sheet Arrangements, for more details on the composition of HSA assets for which the Company is custodian.
•Net cash provided by financing activities during 2023 increased $892.0 million as compared to the prior year, due primarily to net borrowings under the newly available BTFP and under our Revolving Credit Facility to fund acquisitions, offset in part by the repurchase of our Convertible Notes.
During 2024 the Company expended $652.0 million toward the return of capital to shareholders through the repurchase of approximately 3.3 million shares of our common stock subject to an authorized and outstanding share repurchase program.
During 2024, the Company’s board of directors authorized an amended share repurchase program under which up to an additional $1.0 billion worth of WEX’s common stock may be repurchased by the Company through December 31, 2025, expanding the total authorization from $1.05 billion to $2.05 billion. As of December 31, 2024, there was $963.8 million worth of WEX common stock available to be purchased pursuant to the repurchase plan authorization.
Adjusted Free Cash Flow
Although non-GAAP adjusted free cash flow is not calculated in accordance with GAAP, WEX believes that adjusted free cash flow is a useful measure for investors to further evaluate our results of operations, as further described in the section of this document titled Non-GAAP Financial Measures That Supplement GAAP Measures.
•Adjusted free cash flow increased $51.4 million during 2024 as compared to 2023 consistent with the increase in the Company’s operating income year over year, reflecting the conversion of a substantial portion of our adjusted net income into adjusted free cash flow.
•Adjusted free cash flow decreased only marginally during 2023 from 2022 primarily due to increased capital expenditures. Increased cash inflows from operating activities and Net Funding were substantially offset by increased net purchases of available-for-sale debt securities.
Undistributed Earnings
Undistributed earnings of certain foreign subsidiaries of the Company amounted to $313.6 million at December 31, 2024. The Company continues to maintain its indefinite reinvestment assertion for its investments in foreign subsidiaries except for any historical undistributed earnings and future earnings for WEX Australia. Upon distribution of the foreign

Table of Contents	PART II
subsidiaries’ earnings in which the Company continues to assert indefinite reinvestment, which approximates $298.4 million at December 31, 2024, the Company would be subject to withholding taxes payable to foreign countries, where applicable, but would generally have no further federal income tax liability.
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
Financial Covenants
The Credit Agreement contains various affirmative and negative covenants that, subject to certain customary exceptions, limit the Company and its subsidiaries’ (including, in certain limited circumstances, WEX Bank and the Company’s other regulated subsidiaries) ability to, among other things (i) incur additional debt, (ii) pay dividends or make other distributions on, redeem or repurchase capital stock, or make investments or other restricted payments, (iii) enter into transactions with affiliates, (iv) dispose of assets or issue stock of restricted subsidiaries or regulated subsidiaries, (v) create liens on assets, or (vi) effect a consolidation or merger or sell all, or substantially all, of the Company’s assets. The Credit Agreement also contains customary financial maintenance covenants, including that the Company maintain at the end of each fiscal quarter the following financial ratios:
•a consolidated interest coverage ratio (as defined in the Credit Agreement) of no less than 3.00 to 1.00; and
•a consolidated leverage ratio (as defined in the Credit Agreement) of no more than 4.75 to 1.00.
We were in compliance with these covenants and restrictions at December 31, 2024.
Commitments and Contingencies
Commitments to Extend Credit
We have entered into commitments to extend credit in the ordinary course of business. We had approximately $10.5 billion of unused commitments to extend credit at December 31, 2024, as part of established customer agreements, which are off-balance sheet arrangements. These amounts may increase or decrease during 2025 as we increase or decrease credit to customers, subject to appropriate credit reviews, as part of our lending product agreements. Many of these commitments are not expected to be utilized. We can adjust most of our customers’ credit lines at our discretion at any time. Therefore, we do not believe total unused credit available to customers and customers of strategic relationships represents future cash requirements. We believe that we can adequately fund actual cash requirements related to these credit commitments through the sources of cash described above.
Deferred Payments on Acquisition
We have deferred cash payments and additional consideration owed pursuant to previously completed acquisitions. In association with the March 2022 acquisition of SBI’s remaining interest in PO Holding, the Company owes SBI a remaining purchase price of $157.3 million, payable in the amount of $76.7 million in March 2025 and $80.6 million in March 2026, along with interest payable in accordance with the terms of the purchase agreement. For additional information with respect to interest owed on these deferred payments, see Part II – Item 8 – Note 20, Commitments and Contingencies.
The April 2021 asset purchase agreement with Bell Bank for the acquisition of certain contractual rights to serve as custodian or sub-custodian to over $3 billion of HSAs includes additional consideration payable annually by WEX that is calculated on a quarterly basis and is contingent, and based, upon increases in the Federal Funds rate from the date of acquisition. The contingent payment period extends through the earlier of December 31, 2030, or the date when the cumulative amount paid as contingent consideration equals $225.0 million. Through December 31, 2024, $155.4 million of consideration has been incurred, $62.2 million of which is unpaid as of December 31, 2024 and is payable during the first quarter of 2025. Assuming no further changes to the Federal Funds rate as of December 31, 2024, the Company expects that it will incur the full $225.0 million in contingent consideration, the remainder of which would be payable over the next two years with the majority payable within the first quarter of 2026 based on the Federal Funds rate in effect as of December 31, 2024. The Federal Funds rate would have to significantly decrease for the Company to not incur the full $225.0 million of contingent consideration.

Table of Contents	PART II
Other Contractual Commitments
We have purchase obligations that include agreements and purchase orders to acquire goods or services that are contractually enforceable and that specify all significant terms, including fixed or minimum quantities, pricing, and approximate timing of purchases. As of December 31, 2024, we had approximately $64.4 million of material cash requirements under purchase obligations with remaining terms in excess of one year, that are due in 2025. Our material cash requirements under such purchase obligations due beyond 2025 are approximately $16.0 million. These purchase obligations do not include amounts recorded on our consolidated balance sheet as of December 31, 2024. On an ongoing basis, the Company works with suppliers on the timing of payments and delivery of purchase commitments. The expected timing of payments of our purchase obligations is estimated based on current information.
Under existing contractual arrangements, the Company is required to purchase a minimum amount of fuel from certain fuel suppliers on an annual basis. Upon failing to meet these minimum commitments, a penalty is assessed as defined under the contracts. If the Company were not to purchase any fuel under these commitments after December 31, 2024, it would pay penalties of approximately $3.4 million during 2025 and approximately $7.0 million after 2025. See Part II – Item 8 – Note 20, Commitments and Contingencies, for more information.
In addition to these contractual commitments, as of December 31, 2024, the Company has unfunded commitments to provide loans of up to $13.5 million under a nonprofit community development program and to invest up to $8.4 million in certain limited partnership funds under subscription and limited partnership agreements. For more information on these unfunded commitments and the term over which funding can be expected, see Part II – Item 8 – Note 20, Commitments and Contingencies.
Regulatory Matters
WEX Bank is subject to a consent order issued by the FDIC on September 20, 2023 (the “2023 Order”), which requires WEX Bank to make certain improvements, which include corrections of certain issues identified in the 2023 Order and general enhancements to WEX Bank’s compliance management program. Customer impact and any resulting harm from the violations detailed in the 2023 Order have been identified and steps have been taken to remediate any such impact and harm. On December 17, 2024, the FDIC assessed a civil money penalty of $650 thousand to WEX Bank, which has been paid in full, in relation to the 2023 Order. The terms of the 2023 Order will remain in effect and be enforceable until they are modified, terminated, suspended or set aside by the FDIC. The civil money penalty and the matters identified in the 2023 Order have not had, nor are they expected to have, a material effect on WEX Bank’s operations or the Company’s results of operations, financial condition or cash flows.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk, including changes to interest rates, foreign currency exchange rates and commodity prices. From time to time, the Company enters into derivative instrument arrangements to manage these risks.
Commodity Price Risk
Customers and fuel retailer partners in our Mobility segment primarily purchase or sell fuel. Accordingly, a significant part of our overall revenue is derived from fuel purchases, making our revenues in this segment subject to historically volatile fuel prices. As of December 31, 2024, the Company is not hedged for changes in fuel prices, though Management continually monitors the market and our alternatives to hedge these fluctuations. We estimate that each one cent decline in average domestic fuel prices below our assumed average U.S. retail fuel price per gallon during 2025 would result in a $2.0 million decline in 2025 revenue.
Foreign Currency Risk
Our exposure to foreign currency fluctuation is due to our financial statements being presented in U.S. dollars and our foreign subsidiaries transacting in currencies other than the U.S. dollar, which results in gains and losses that are reflected in our consolidated statements of operations. The majority of the Company’s foreign exchange exposure is related to the

Table of Contents	PART II
U.S. Dollar versus the Euro, Australian dollar, Canadian dollar and British pound sterling. Our results of operations can be materially affected depending on the volatility and magnitude of foreign exchange rate changes. If all currencies in which we earned revenue had weakened or strengthened by 10 percent against the U.S. dollar, the Company’s 2024 revenues and operating income would each have correspondingly decreased or increased by approximately 2 percent or less. We currently do not utilize hedging instruments to mitigate these risks. However, growth in our international operations increases this exposure and we may initiate strategies to hedge certain foreign currency risks in the future.
Interest Rate Risk
In the ordinary course of our operations, we have interest rate risk from our borrowings and WEX Bank deposits, however, the income earned on HSA custodial cash balances, allows us to help offset that risk.
Interest-Earning Assets
WEX Inc. and WEX Bank provide custodial and depository services, respectively, with respect to HSAs. As a non-bank custodian, WEX Inc. contracts with our depository partners, including WEX Bank, to hold custodial cash assets on behalf of individual account holders. The HSA funds over which WEX Inc. serves as custodian that are deposited with, managed and invested by WEX Bank, are predominantly invested in laddered fixed rate securities that we believe protect future revenue from the full impact of interest rate changes. However, a sustained decline in prevailing interest rates may negatively affect our business by reducing the yield earned on HSA assets. While a sustained increase in prevailing interest rates can increase the yield on HSA assets, we could also be required to increase the interest retained by account holders or fees paid to our partners in such a rate environment, though caps exist within most of our current partner contracts. Changes in prevailing interest rates are driven by macroeconomic trends and government policies over which we have no control.
We attempt to limit our exposure to credit risk by establishing strict investment policies as to minimum investment ratings, diversification of our portfolio and setting risk tolerance levels. As of December 31, 2024, we had $3.8 billion invested in current available-for-sale debt securities at fair value. Assuming a hypothetical increase in interest rates of 25 basis points, the resulting potential decrease in fair value of our portfolio of securities as of December 31, 2024 would be less than 2 percent. Conversely, a corresponding decrease in interest rates would result in a comparable increase in fair value.
Interest-Bearing Liabilities
From time to time, the Company has been party to interest rate swap contracts to manage interest rate risk and economically hedge the applicable reference rate component of future interest payments associated with outstanding variable-interest rate borrowings under the Company’s Credit Agreement. We periodically review the projected borrowings under our Credit Agreement and the current interest rate environment in order to ascertain whether interest rate swaps should be used to reduce our exposure to interest rate volatility. On December 12, 2023, the Company unwound and terminated all of its outstanding swap agreements. See Part II – Item 8 – Note 12, Derivative Instruments, for more information.
At December 31, 2024, the Company had approximately $0.8 billion of outstanding deposits and $1.2 billion of short-term borrowings that were used to fund working capital needs in our Mobility and Corporate Payment businesses where we fund a customer’s entire receivable in the majority of our processing transactions. The deposits are generally short-term in nature, though certain certificates of deposit and fixed term money market deposits have been issued in up to five-year maturities. Upon maturity, the deposits may be replaced by issuing new deposits to the extent they are needed. See Part II – Item 8 – Note 11, Deposits, for more information.
As of December 31, 2024, the Company has a remaining obligation for deferred acquisition payments of $157.3 million, plus interest, which accrues pursuant to the terms of the Share Purchase Agreement related to the purchase of SBI’s remaining 4.53 percent interest in PO Holding. Such interest is payable annually in arrears beginning in 2025 and benchmarked to the 12-month SOFR plus a stated interest rate spread, determined at the beginning of each annual interest period. See Part II – Item 8 – Note 20, Commitments and Contingencies for more information.
The following table presents the effect of a 1 percent hypothetical increase or decrease in interest rates on our corporate debt, deposits and deferred acquisition liabilities, assuming that borrowings and deferred acquisition liabilities outstanding and contractual deposit maturities in place as of December 31, 2024 remain the same during 2025. Actual results may differ from estimates due to actual fluctuations in interest rates, debt levels, and our deposit portfolios during the year.

Table of Contents	PART II

(in millions)	Estimated Impact on Interest Expense
Credit Agreement	$31.4
Contractual deposits(1)	1.0
Money market deposits	5.3
Deferred acquisition liabilities	0.6
Short term debt(2)	12.4
(1)For purposes of this table, we have assumed that contractual deposits with maturity dates during 2025, which include certain money market deposits that have a fixed maturity and/or interest rate, would be replaced at the same principal amount, but with an interest rate one percent higher than the rate in effect at maturity.
(2)    Includes impacts from applicable participation debt, securitized debt and advances from the FHLB.
We have excluded HSA deposits from the table above as consumer interest rates paid thereon are based on stated rates per the account agreements and are not significantly impacted by changes in market interest rates. As of December 31, 2024, consumer interest rates payable on HSA deposits ranged from 0.05 percent to 0.40 percent while the average rate payable during 2024 was 0.11 percent. Accordingly, it is unlikely that the interest rate could change by 1 percent over the next twelve months.
Liabilities Indexed to Interest Rates
Under a prior year asset purchase agreement, WEX has a contingent consideration liability that is payable annually, calculated on a quarterly basis, and is based upon increases in the Federal Funds rate from the date of acquisition. The contingent payment period extends through the earlier of December 31, 2030, or the date when the cumulative amount paid as contingent consideration equals $225.0 million. Assuming no further changes to the Federal Funds rate as of December 31, 2024, the Company expects that it will incur the full $225.0 million in contingent consideration.

Table of Contents	PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Table of Contents	PART II
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of WEX Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of WEX Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
The Company’s revenue is comprised primarily of transaction-based fees made up of a significant volume of low-dollar transactions, sourced from multiple systems, databases, and other tools. The processing and recording of revenue are highly automated and based on contractual terms with merchants, customers and other parties. Because of the nature of the Company’s transaction-based fees, the Company uses automated systems to process and record its revenue transactions.
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
/s/ Deloitte & Touche LLP
Boston, Massachusetts
February 20, 2025
We have served as the Company's auditor since 2003.

Table of Contents	PART II
WEX Inc. Consolidated Statements of Operations
(in millions, except per share data)

	Year ended December 31,
	2024	2023	2022
Revenues
Payment processing revenue	$1,200.5	$1,213.7	$1,155.9
Account servicing revenue	690.6	646.4	569.3
Finance fee revenue	298.2	314.2	360.5
Other revenue	438.9	373.7	264.9
Total revenues	2,628.1	2,548.0	2,350.5
Cost of services
Processing costs	647.7	621.6	558.9
Service fees	83.7	73.3	65.2
Provision for credit losses	68.2	89.8	179.9
Operating interest	104.1	84.2	20.6
Depreciation and amortization	134.0	104.4	105.9
Total cost of services	1,037.8	973.3	930.5
General and administrative	375.8	428.0	343.9
Sales and marketing	341.0	327.8	311.8
Depreciation and amortization	187.3	171.8	158.0
Impairment charges	—	—	136.5
Operating income	686.3	647.1	469.8
Financing interest expense, net of financial instruments	(235.9)	(204.6)	(47.5)
Net foreign currency (loss) gain	(26.1)	4.9	(22.7)
Change in fair value of contingent consideration	(6.5)	(8.5)	(139.1)
Loss on extinguishment of Convertible Notes	—	(70.1)	—
Income before income taxes	417.8	368.8	260.5
Income tax provision	108.2	102.2	93.1
Net income	309.6	266.6	167.5
Less: Net income from non-controlling interests	—	—	0.3
Net income attributable to WEX Inc.	309.6	266.6	167.2
Change in value of redeemable non-controlling interest	—	—	34.2
Net income attributable to shareholders	$309.6	$266.6	$201.4

Net income attributable to shareholders per share:
Basic	$7.59	$6.23	$4.54
Diluted	$7.50	$6.16	$4.50
Weighted average common shares outstanding:
Basic	40.8	42.8	44.4
Diluted	41.3	43.3	44.7
See notes to consolidated financial statements.

Table of Contents	PART II
WEX Inc. Consolidated Statements of Comprehensive Income (Loss)
(in millions)

	Year ended December 31,
	2024	2023	2022
Net income	$309.6	$266.6	$167.5

Other comprehensive income (loss), net of tax:
Unrealized (losses) gains on available-for-sale debt securities	(32.3)	61.5	(135.4)
Foreign currency translation adjustments	(50.8)	15.6	(48.4)
Other comprehensive income (loss), net of tax	(83.1)	77.1	(183.8)

Comprehensive income (loss)	226.5	343.7	(16.3)
Less: Comprehensive income attributable to non-controlling interest	—	—	0.3
Comprehensive income (loss) attributable to WEX Inc.	$226.5	$343.7	$(16.6)
See notes to consolidated financial statements.

Table of Contents	PART II
WEX INC. CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	December 31,
	2024	2023
Assets
Cash and cash equivalents(1)	$595.8	$975.8
Restricted cash	837.8	1,254.2
Accounts receivable, net	3,008.6	3,428.5
Investment securities	3,764.7	3,022.1
Securitized accounts receivable, restricted(1)	109.6	129.4
Prepaid expenses and other current assets	199.0	125.3
Total current assets	8,515.5	8,935.3
Property, equipment and capitalized software	261.2	242.9
Goodwill	2,983.4	3,015.7
Other intangible assets	1,260.0	1,458.7
Investment securities	80.5	66.8
Deferred income taxes, net	18.3	13.7
Other assets	202.8	149.0
Total assets	$13,321.6	$13,882.1
Liabilities and Stockholders’ Equity
Accounts payable	$1,090.9	$1,479.1
Accrued expenses and other current liabilities	653.6	802.7
Restricted cash payable	837.0	1,253.5
Short-term deposits	4,452.7	3,942.8
Short-term debt, net(1)	1,293.2	1,041.1
Total current liabilities	8,327.3	8,519.2
Long-term debt, net	3,082.1	2,827.5
Long-term deposits	—	129.8
Deferred income taxes, net	145.6	129.5
Other liabilities	277.7	455.5
Total liabilities	11,832.8	12,061.5
Commitments and contingencies (Note 20)
Stockholders’ Equity
Common stock $0.01 par value; 175.0 shares authorized; 50.3 shares issued in 2024 and 49.9 in 2023; 39.0 shares outstanding in 2024 and 41.9 in 2023	0.5	0.5
Additional paid-in capital	1,149.7	1,053.0
Retained earnings	2,066.8	1,757.1
Accumulated other comprehensive loss	(312.3)	(229.2)
Treasury stock at cost; 11.3 and 8.0 shares in 2024 and 2023, respectively	(1,416.0)	(760.8)
Total stockholders’ equity	1,488.8	1,820.6
Total liabilities and stockholders’ equity	$13,321.6	$13,882.1
(1) The Company’s consolidated balance sheets include assets and liabilities of consolidated VIEs. See Note 1, Basis of Presentation and Summary of Significant Accounting Policies and Note 16, Financing and Other Debt for further details.

See notes to consolidated financial statements.

Table of Contents	PART II
WEX INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

	Common Stock Issued		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2022	49.3	$0.5	$844.1	$1,289.1	$(122.5)	$(172.3)	$1,838.8
Stock issued under share-based compensation plans	0.3	—	4.9	—	—	—	4.9
Share repurchases for tax withholdings	—	—	(18.9)	—	—	—	(18.9)
Stock-based compensation expense	—	—	97.9	—	—	—	97.9
Repurchases of common stock	—	—	—	—	—	(290.8)	(290.8)
Unrealized loss on available-for-sale debt securities	—	—	—	—	(135.4)	—	(135.4)
Change in value of redeemable non-controlling interest	—	—	—	34.2	—	—	34.2
Foreign currency translation	—	—	—	—	(48.4)	—	(48.4)
Net income	—	—	—	167.2	—	—	167.2
Balance at December 31, 2022	49.6	$0.5	$928.0	$1,490.5	$(306.3)	$(463.2)	$1,649.5
Stock issued under share-based compensation plans	0.3	—	16.1	—	—	—	16.1
Share repurchases for tax withholdings	—	—	(18.1)	—	—	—	(18.1)
Repurchases of common stock	—	—	—	—	—	(297.6)	(297.6)
Stock-based compensation expense	—	—	127.0	—	—	—	127.0
Unrealized gain on available-for-sale debt securities	—	—	—	—	61.5	—	61.5
Foreign currency translation	—	—	—	—	15.6	—	15.6
Net income	—	—	—	266.6	—	—	266.6
Balance at December 31, 2023	49.9	$0.5	$1,053.0	$1,757.1	$(229.2)	$(760.8)	$1,820.6
Stock issued under share-based compensation plans	0.4	—	17.1	—	—	—	17.1
Share repurchases for tax withholdings	—	—	(32.6)	—	—	—	(32.6)
Repurchases of common stock	—	—	—	—	—	(655.1)	(655.1)
Stock-based compensation expense	—	—	112.2	—	—	—	112.2
Unrealized loss on available-for-sale debt securities	—	—	—	—	(32.3)	—	(32.3)
Foreign currency translation	—	—	—	—	(50.8)	—	(50.8)
Net income	—	—	—	309.6	—	—	309.6
Balance at December 31, 2024	50.3	$0.5	$1,149.7	$2,066.8	$(312.3)	$(1,416.0)	$1,488.8
See notes to consolidated financial statements.

Table of Contents	PART II
WEX INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net income	$309.6	$266.6	$167.5
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Change in fair value of contingent consideration	6.5	8.5	139.1
Stock-based compensation	112.2	127.0	97.9
Depreciation and amortization	321.3	276.2	263.9
Debt restructuring and debt issuance cost amortization and accretion expense	11.0	18.7	17.2
Deferred tax provision (benefit)	11.1	(21.3)	(60.2)
Provision for credit losses	68.2	89.8	179.9
Impairment charges	—	—	136.5
Loss on extinguishment of Convertible Notes	—	70.1	—
Unrealized loss (gain) on interest rate swaps	—	80.8	(86.4)
Other non-cash adjustments	12.9	(3.1)	19.6
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable and securitized accounts receivable	325.2	(195.1)	(602.7)
Prepaid expenses and other current and other long-term assets	(44.1)	44.3	(29.4)
Accounts payable	(396.3)	115.4	348.7
Accrued expenses and other current and long-term liabilities	(224.8)	38.2	79.3
Income taxes	(31.3)	(8.2)	8.6
Net cash provided by operating activities	481.4	907.9	679.4

Cash flows from investing activities
Purchases of property, equipment and capitalized software	(147.3)	(143.6)	(112.9)
Cash proceeds from sale, redemption or distribution of other investments	—	4.1	—
Purchases of equity securities and other investments	(54.2)	(17.8)	(2.9)
Purchases of available-for-sale debt securities	(1,259.6)	(1,768.1)	(658.4)
Sales and maturities of available-for-sale debt securities	506.4	193.6	60.9
Acquisition of intangible assets	(5.1)	(4.5)	(3.3)
Acquisitions, net of cash and restricted cash acquired	(0.9)	(402.0)	—
Net cash used for investing activities	(960.6)	(2,138.3)	(716.7)

Cash flows from financing activities
Repurchase of share-based awards to satisfy tax withholdings	(32.6)	(18.1)	(18.9)
Repurchases of common stock	(652.0)	(303.4)	(282.8)
Proceeds from stock option exercises	17.1	16.1	5.0
Net change in restricted cash payable	(387.7)	276.2	305.4
Net change in deposits	382.6	593.1	801.6
Advances from the FHLB	3,215.0	—	—
Repayments to the FHLB	(2,110.0)	—	—
Net activity on other short-term debt	(67.4)	58.9	54.1
Borrowings on revolving credit facility	8,659.5	3,449.3	2,388.5
Repayments on revolving credit facility	(8,415.9)	(2,787.3)	(2,508.3)
Borrowings on term loans	68.3	—	—
Repayments on term loans	(60.0)	(63.3)	(63.3)
Borrowings on BTFP	1,570.0	5,975.0	—
Repayments on BTFP	(2,345.0)	(5,200.0)	—
Repurchase of Convertible Notes	—	(368.9)	—
Payments of deferred and contingent consideration	(93.7)	(52.2)	—
Debt issuance costs	(8.6)	(2.1)	—
Net cash (used for) provided by financing activities	(260.3)	1,573.3	681.3

Table of Contents	PART II

	Year ended December 31,
	2024	2023	2022

Effect of exchange rates on cash, cash equivalents and restricted cash	(53.5)	27.4	(41.1)
Net change in cash, cash equivalents and restricted cash	(793.0)	370.3	602.9
Cash, cash equivalents and restricted cash, beginning of year(a)	2,230.0	1,859.7	1,256.8
Cash, cash equivalents and restricted cash, end of year(a)	$1,437.0	$2,230.0	$1,859.7

(a)The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within our consolidated balance sheets to amounts within our consolidated statements of cash flows for the years ended December 31, 2024 and 2023:

	December 31,
	2024	2023
Cash and cash equivalents	$595.8	$975.8
Restricted cash	837.8	1,254.2
Cash classified as held for sale within prepaid expenses and other current assets	3.4	—
Cash, cash equivalents and restricted cash, end of year	$1,437.0	$2,230.0

	December 31,
	2024	2023	2022
Supplemental cash flow information
Interest paid(1)	$328.5	$247.9	$129.4
Income taxes paid	131.9	130.3	142.8
Supplemental disclosure of non-cash investing and financing activities
Capital expenditures incurred but not paid	$6.5	$9.6	$8.1
Initial deferred liability from acquisition of remaining interest in PO Holding	—	—	216.6
Repurchases of common stock, unsettled as of period-end	—	—	8.1
Purchases of available-for-sale debt securities, unsettled as of period-end	24.5	—	—
Contingent/deferred consideration resulting from a business combination or asset acquisition	—	8.6	—
(1)    The 2023 amount reported excludes the impact from $50.0 million of proceeds received on termination of our interest rate swap agreements.

See notes to consolidated financial statements.

WEX INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Summary of Significant Accounting Policies
Business Description
WEX Inc. (“Company”, “we” or “our”) is the global commerce platform that simplifies the business of running a business. We operate in three reportable segments: Mobility, Corporate Payments, and Benefits, which are described in more detail in Note 24, Segment Information.
Basis of Presentation and Use of Estimates and Assumptions
The accompanying consolidated financial statements for the years ended December 31, 2024, 2023, and 2022, include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Variable interest entities (“VIEs”) are consolidated if the Company is the primary beneficiary. We securitize certain customer accounts receivable by transferring the receivables to various bankruptcy-remote VIEs in which we have a variable interest. We have determined that we are the primary beneficiary of each respective VIE as we have the power to direct the activities that most significantly impact the performance of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. As a result, we consolidate the respective VIEs within our consolidated financial statements. Refer to Note 16, Financing and Other Debt for additional information.
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
Significant Accounting Policies
Cash and Cash Equivalents
Highly liquid investments with original maturities at the time of purchase of three months or less (that are readily convertible to cash) are considered to be cash equivalents and are stated at cost, which approximates fair value. Cash and cash equivalents include Eurodollar time deposits and money market funds, which are unsecured short-term investments entered into with financial institutions. Approximately $3.4 million of cash and cash equivalents as of December 31, 2024 is part of an immaterial held for sale asset group and is included within prepaid expenses and other current assets on the consolidated balance sheet.
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
WEX INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Accounts Receivable, Net of Allowances
Accounts receivable consists of billed and unbilled amounts due from customers across a wide range of industries and other third parties. The Company often extends short-term credit to cardholders and pays the merchant or payment network, as applicable, for the purchase price, less the fees it retains and records as revenue. The Company collects the total purchase price from the cardholder. In general, the Company’s trade receivables provide for payment terms of 30 days or less. Receivables not paid in full by payment due dates, as stated within the terms of the agreement, are generally considered past due and subject to late fees and interest based upon the outstanding receivables balance. The Company discontinues late fee and interest income accruals on outstanding receivables once customers are 90 and 120 days past the invoice due date, respectively. Payments received subsequent to discontinuing late fee and interest income accruals are first applied to outstanding late fees and interest, and the Company resumes accruing interest and late fee income as earned on future receivables balances. Receivables are generally written off when they are 180 days past invoice origination date or upon declaration of bankruptcy of the customer, subject to local regulatory restrictions.
The Company extends revolving credit to certain small fleets. These accounts are also subject to late fees and balances that are not paid in full are subject to interest charges based on the revolving balance. The Company had approximately $114.1 million and $133.3 million in receivables with revolving credit balances as of December 31, 2024 and 2023, respectively.
Allowance for accounts receivable
The allowance for accounts receivable reflects management’s current estimate of uncollectible balances on its accounts receivable and consists primarily of reserves for credit losses. The reserve for credit losses reduces the Company’s accounts receivable balances, as reported in the consolidated financial statements, to the net realizable value. The reserve for expected credit losses includes both a quantitative and qualitative reserve component. The quantitative component is primarily calculated using an analytic model, which includes the consideration of historical loss experience and past events to calculate loss-rates at the portfolio level. It also includes reserves against specific customer account balances determined to be at risk for non-collection based on customer information including delinquency, changes in payment patterns and other information. The qualitative component is determined through analyzing recent trends in economic indicators and other current and forecasted information to determine whether loss-rates are expected to change significantly in comparison to historical loss-rates at the portfolio level. When such indicators are forecasted to deviate from the current or historical median, the Company qualitatively assesses what impact, if any, the trends are expected to have on the reserve for credit losses. Economic indicators include consumer price indices, business bankruptcy trends, consumer spending and housing starts, among others. See Note 6, Allowance for Accounts Receivable for changes in the accounts receivable allowances by portfolio segment during the years ended December 31, 2024 and 2023 as a result of these assessments.
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
•Benefits - The customer base includes third-party administrators and individual employers. The associated credit losses are generally low.
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
Investment Securities
Investment securities held by the Company consist primarily of (i) HSA assets managed and invested by WEX Bank, which are reflected within current assets on our consolidated balance sheets and (ii) securities purchased and held by WEX Bank primarily in order to meet the requirements of the Community Reinvestment Act, which are reflected within non-current assets on our consolidated balance sheets. Investment securities consist primarily of available-for-sale debt securities, including U.S. treasury notes and bonds, corporate debt securities and asset or mortgage-backed securities, and equity securities with readily determinable fair values. Available-for-sale debt securities and equity securities with a readily determinable fair value are reflected in the consolidated balance sheets at fair value and are classified as current or long-term based on Management’s determination of whether such securities are available for use in current operations, regardless of the securities’ stated maturity dates. The cost basis of investment securities is based on the specific identification method. Purchases and sales of securities are recorded on a trade date basis. Accrued interest on investment securities is recorded within prepaid expenses and other current assets on the consolidated balance sheets. As of December 31, 2024 and 2023, accrued interest on investment securities was $30.9 million and $24.7 million, respectively.
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
Other Investments
From time-to-time the Company makes minority equity or other investments in early-stage companies for which there is no readily determinable fair value and over which we do not exert significant influence. Due to the lack of a readily determinable fair value, these investments are measured at cost less any impairment until a specific remeasurement event occurs. The investments are recorded within other assets on our consolidated balance sheets. At December 31, 2024 and 2023, we had $11.1 million and $7.5 million, respectively, of such investments.
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
WEX INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
at December 31, 2024 and 2023, the Company carries the stock at cost of $54.0 million and $4.2 million, respectively, recorded within other assets on the consolidated balance sheets.
Derivatives
From time to time, the Company utilizes derivative instruments as part of its overall strategy, including to reduce the impact of interest rate volatility. In addition, we have a contingent consideration derivative liability associated with our asset acquisition from Bell Bank. The Company’s derivative instruments are recorded at fair value on the consolidated balance sheets. Gains and losses on interest rate swap derivatives are recognized in financing interest expense, net of financial instruments. The change in the estimated fair value of the contingent consideration liability is recognized separately on the consolidated statement of operations. For the purposes of cash flow presentation, realized gains or losses on interest rate swaps, if any, are included within cash flows from operating activities. Cash payments for contingent consideration are included within cash flows from financing activities, up to the initial liability balance at acquisition. Any contingent consideration paid in excess of the initial liability balance is included within cash flows from operating activities.
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
Property, Equipment and Capitalized Software
Property, equipment and capitalized software are stated at cost, net of accumulated depreciation and amortization. Replacements, renewals and improvements are capitalized and costs for repair and maintenance are expensed as incurred. Leasehold improvements are depreciated using the straight-line method over the shorter of the remaining lease term or the useful life of the improvement. Depreciation and amortization for all other property, equipment and capitalized software is primarily computed using the straight-line method over the estimated useful lives shown below as of December 31, 2024.

Estimated Useful Lives
Furniture, fixtures and equipment	3 to 5 years
Computer software, including internal use computer software	3 years
The Company’s developed internal-use software is used to provide processing and information management services to customers. A significant portion of the Company’s capital expenditures is devoted to the development of such internal-use computer software. Costs incurred during the preliminary project stage are expensed as incurred. Software development costs are capitalized during the application development stage to property, equipment and capitalized software in the consolidated balance sheets. Capitalization begins when the preliminary project stage is complete, as well as when management authorizes and commits to the funding of the project. Capitalization of costs ceases when the software is ready for its intended use. Costs related to maintenance of internal-use software are expensed as incurred.
Below are the amounts of internal-use computer software capitalized within property, equipment and capitalized software and the related amortization expense incurred on all internal-use computer software during the years ended December 31:

Table of Contents	PART II
WEX INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions)	2024	2023	2022
Gross amounts capitalized for internal-use computer software (inclusive of in-process amounts)	$143.0	$136.4	$107.7
Amounts expensed for amortization of internal-use computer software	$109.7	$78.7	$78.0
Cloud Computing Arrangements
The Company capitalizes implementation costs in cloud computing arrangements, including development costs on third-party technology platforms, and amortizes such amounts when ready for intended use, over the lesser of the term of the hosting arrangement or the useful life of the underlying software. Amortization is reflected within the consolidated statements of operations based on the nature of the underlying assets, primarily within cost of services.
The Company had the following costs capitalized with respect to cloud computing arrangements on the consolidated balance sheets as of December 31:

(in millions)	2024	2023
Gross cloud computing costs (inclusive of in-process amounts)	$75.3	$54.2
Accumulated amortization	29.8	16.6
Net cloud computing costs	$45.5	$37.6

Included in prepaid expenses and other current assets	$29.7	$23.8
Included in other assets	$15.8	$13.8
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
Goodwill and Other Intangible Assets
Goodwill is assigned to reporting units, which is at, or one level below, the Company’s operating segments. Goodwill is not amortized but is reviewed for impairment at least annually on October 1 at the reporting unit level, or more frequently if facts or circumstances indicate that the goodwill might be impaired. We may first perform a qualitative assessment of whether it is more likely than not that a reporting unit's carrying amount exceeds its fair value. The election of whether or not to perform a qualitative assessment is made annually and may vary by reporting unit.
If we elect to bypass the qualitative assessment, or if we determine that the fair value of the reporting unit is more likely than not less than its carrying amount, a quantitative test would be required. Such impairment tests include comparing the fair value of the respective reporting units with their carrying values, including goodwill. The Company uses both discounted cash flow analyses and comparable company pricing multiples to determine the fair value of its reporting units. Such analyses are corroborated using market analytics. Certain assumptions are used in determining the fair value, including assumptions about future cash flows and terminal values. The Company considers the assumptions that it believes hypothetical marketplace participants would use in estimating future cash flows. In addition, an appropriate

Table of Contents	PART II
WEX INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
discount rate is used, based on the Company’s cost of capital or reporting unit-specific economic factors. When the fair value of a reporting unit is less than its carrying value, a goodwill impairment charge is recorded equal to the amount by which the carrying value of the reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. See Note 9, Goodwill and Other Intangible Assets, for further information regarding the outcome of the Company’s goodwill impairment tests during 2024, 2023 and 2022.
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
Financial Instruments – Fair Value
The Company generally holds mortgage-backed securities, U.S. treasury notes, corporate debt securities, mutual funds, money market funds, derivatives (see Note 12, Derivative Instruments) and certain other financial instruments that are carried at fair value. The Company determines fair value based upon quoted prices when available or through the use of alternative approaches, such as model pricing, when market quotes are not readily accessible or available. Various factors are considered in determining the fair value of the Company’s financial instruments, including: closing exchange or over-the-counter market price quotations; benchmark interest rates; time value and volatility factors underlying options and derivatives; price activity for equivalent instruments; and the Company’s own-credit standing. These valuation techniques may be based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs create the following fair value hierarchy:
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
Transfer of Financial Assets
In accordance with ASC 860, Transfers and Servicing, the Company applies sale accounting for arrangements to sell accounts receivable if the financial assets are isolated from the Company’s creditors, the transferee has the right to pledge or exchange the transferred financial assets and the Company does not maintain effective control of the transferred assets. Upon satisfaction of the above criteria, the transfers are treated as a sale and are accounted for as a reduction in trade accounts receivable within our consolidated balance sheets.
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
WEX INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
granted with market conditions (including MSUs, market performance-based stock option awards, TSR performance awards, and PBRSUs with a TSR performance condition) using a Monte Carlo simulation model.
Stock-based compensation expense is recorded net of estimated forfeitures over each award’s requisite service period. The Company uses the straight-line methodology for recognizing the expense associated with service-based stock options and RSU grants and a graded-vesting methodology for the expense recognition of MSUs, market performance-based stock options and PBRSUs.
See Note 22, Stock-Based Compensation, for further information.
Advertising Costs
Advertising and marketing costs are expensed in the period incurred. During the years ended December 31, 2024, 2023 and 2022, advertising expense was $31.5 million, $27.1 million and $23.4 million, respectively.
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
The following table presents net income attributable to shareholders and reconciles basic and diluted shares outstanding used in the earnings per share computations:

Table of Contents	PART II
WEX INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year ended December 31,
(in millions)	2024	2023	2022
Net income attributable to shareholders	$309.6	$266.6	$201.4

Weighted average common shares outstanding – Basic	40.8	42.8	44.4
Dilutive impact of share-based compensation awards(1)	0.5	0.5	0.3
Weighted average common shares outstanding – Diluted(2)	41.3	43.3	44.7
(1) For the years ended December 31, 2024, 2023 and 2022, 0.3 million, 0.4 million and 0.6 million outstanding share-based compensation awards, respectively, were excluded from the computation of diluted earnings per share under the treasury stock method, as the effect of including these awards would be anti-dilutive.
(2) Under the “if-converted” method, approximately 1.6 million shares of the Company’s common stock associated with the assumed conversion of the Convertible Notes were excluded from diluted shares for 2022 and 2023 prior to repurchase and cancellation, as the effect of including such shares would have been anti-dilutive. During August 2023, the Company repurchased all of the Company’s outstanding Convertible Notes. For further information regarding the Convertible Notes and their repurchase and cancellation, see Note 16, Financing and Other Debt.
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
Gains and losses on foreign currency transactions as well as the remeasurement of the Company’s cash, receivable and payable balances that are denominated in foreign currencies, are recorded directly in net foreign currency gain (loss) in the consolidated statements of operations. However, gains or losses resulting from intercompany foreign currency balances that are of a long-term investment nature are not recognized in the consolidated statements of operations. In these situations, the gains or losses are deferred and included as a component of accumulated other comprehensive loss.
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss (“AOCL”) consists of unrealized gains and losses on debt securities and foreign currency translation adjustments pertaining to the net investment in foreign operations. The Company has a full valuation allowance recorded against its deferred tax assets on unrealized losses on debt securities included within AOCL. In addition, unrealized gains and losses on foreign currency translation adjustments within AOCL are substantially considered indefinitely reinvested outside the United States. Accordingly, there were no material deferred taxes recorded on such unrealized losses on debt securities and foreign currency translation adjustments for the years ended December 31, 2024, 2023 and 2022. As of December 31, 2023 and 2022, the components of AOCL were as follows:

	December 31,
(in millions)	2024	2023
Unrealized losses on available-for sale debt securities	$(112.3)	$(80.0)
Foreign currency translation adjustments	(200.0)	(149.2)
Total accumulated other comprehensive loss	$(312.3)	$(229.2)

Table of Contents	PART II
WEX INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.	Recent Accounting Pronouncements
The Company evaluates all ASUs recently issued by the FASB for consideration of their applicability. The following table provides a brief description of recent accounting pronouncements and their impact, or anticipated impact on our financial statements. Any recently issued ASUs not listed in the following table were assessed and determined to either not be applicable, or have not had, or are not expected to have, a material impact on our consolidated financial statements.

Standard	Description	Date/Method of Adoption	Effect on financial statements or other significant matters
Adopted During the Year Ended December 31, 2024
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

The Company adopted this ASU effective December 31, 2024 and its provisions were applied retrospectively to all prior periods presented in these financial statements.
The disclosures required by this ASU are reflected within Note 24, Segment Information. The adoption of this ASU had no impact on the Company’s consolidated financial position, results of operations or cash flows.

Not Yet Adopted as of December 31, 2024
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

ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses	Requires disclosure in the notes to the financial statements of specified information about certain costs and expenses (including the amounts of employee compensation, depreciation and intangible asset amortization) included within each income statement expense caption.	The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU, or (2) retrospectively to all prior periods presented in the financial statements.	The Company is currently evaluating the impact that the adoption of this ASU will have on its consolidated financial statements and disclosures.

Table of Contents	PART II
WEX INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.	Revenue
In accordance with Topic 606, revenue is recognized when, or as, performance obligations are satisfied as defined by the terms of the contract, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for goods or services provided.
The following tables disaggregate our consolidated revenues, substantially all of which relate to services transferred to the customer over time:

	Year Ended December 31, 2024
(in millions)	Mobility	Corporate Payments	Benefits	Total
Topic 606 revenues
Payment processing revenue	$694.5	$409.7	$96.2	$1,200.5
Account servicing revenue	39.0	50.2	445.2	534.3
Other revenue	101.0	—	31.5	132.5
Topic 606 revenues	834.5	459.9	572.9	1,867.3
Non-Topic 606 revenues	566.4	27.9	166.7	761.0
Total revenues	$1,400.8	$487.8	$739.5	$2,628.1

	Year Ended December 31, 2023
(in millions)	Mobility	Corporate Payments	Benefits	Total
Topic 606 revenues
Payment processing revenue	$695.0	$428.0	$90.7	$1,213.7
Account servicing revenue	22.2	42.1	435.7	500.0
Other revenue	92.1	—	32.6	124.7
Topic 606 revenues	809.3	470.1	559.0	1,838.4
Non-Topic 606 revenues	573.4	26.8	109.4	709.6
Total revenues	$1,382.7	$496.9	$668.4	$2,548.0

	Year Ended December 31, 2022
(in millions)	Mobility	Corporate Payments	Benefits	Total
Topic 606 revenues
Payment processing revenue	$720.2	$353.7	$81.9	$1,155.9
Account servicing revenue	18.3	42.9	357.3	418.4
Other revenue	84.1	0.3	31.0	115.3
Topic 606 revenues	822.6	396.9	470.2	1,689.7
Non-Topic 606 revenues	621.1	5.4	34.4	660.8
Total revenues	$1,443.7	$402.3	$504.5	$2,350.5

Table of Contents	PART II
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
The Company additionally enters into contracts with certain large customers or strategic cardholders that provide for fee rebates tied to performance milestones. When such fee rebates constitute consideration payable to a customer or other party that purchases services from the customer, they are considered variable consideration and are recorded as a reduction in payment processing revenue in the same period that related interchange income is recognized. For the years ended December 31, 2024, 2023, and 2022, variable consideration, including fee rebates determined to be variable consideration, totaled $2.0 billion, $2.1 billion and $1.5 billion, respectively. Fee rebates made to certain other partners in exchange for customer referrals are not considered variable consideration and are recorded as sales and marketing expenses.
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
Finance Fee Revenue
The Company earns revenue on overdue accounts, which is recognized when the fees are assessed. The finance fee is calculated using the greater of a minimum charge or a stated late fee rate multiplied by the outstanding balance that is subject to a late fee charge. Finance fee revenue also includes amounts earned by the Company’s factoring business, which purchases accounts receivable from third-parties at a discount, and finance charges earned on revolving portfolio balances. These revenues are outside the scope of Topic 606.
Other Revenue
In our Mobility segment, other revenue consists in part of transaction processing revenue, other fees charged to the merchants, professional services, including software development projects and other services sold subsequent to the core offerings, the sale of telematics hardware, and permit sales to our over-the-road customers, all of which are within the scope of Topic 606. Revenue is recognized when control of the services or hardware is transferred to our customers, in an amount that reflects the consideration that we expect to receive in exchange for those services. Additionally within our Mobility segment, other revenue consists in part of fees charged to cardholders, including carrier and other miscellaneous credit card fees, and interest and investment income, all of which is outside the scope of Topic 606 and accounted for under Topic 310.
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

Table of Contents	PART II
WEX INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions)
Contract balance	Location on the consolidated balance sheets	December 31, 2024	December 31, 2023
Receivables	Accounts receivable, net	$60.4	$59.1
Contract assets	Prepaid expenses and other current assets	9.9	11.5
Contract assets	Other assets	29.1	33.1
Contract liabilities	Accrued expenses and other current liabilities	28.6	12.4
Contract liabilities	Other liabilities	51.3	83.0
Impairment losses recognized on our contract assets were immaterial for the years ended December 31, 2024, 2023 and 2022. In the years ended December 31, 2024 and 2023, we recognized revenue of $25.5 million and $7.8 million included in the opening contract liabilities balances, respectively.
Remaining Performance Obligations
The Company’s unsatisfied, or partially unsatisfied performance obligations as of December 31, 2024 represent the remaining minimum monthly fees on a portion of contracts across the lines of business, deferred revenue associated with stand ready payment processing obligations and contractually obligated professional services yet to be provided by the Company. The total remaining performance obligations below are not indicative of the Company’s future revenue, as they relate to an insignificant portion of the Company’s operations.
The following table includes revenue expected to be recognized related to remaining performance obligations at the end of the reporting period.

(in millions)	2025	2026	2027	2028	2029	Thereafter	Total
Minimum monthly fees(1)	$70.9	$32.3	$10.6	$5.7	$1.1	$—	$120.6
Other(2)	32.8	28.0	30.2	7.3	8.0	15.8	122.1
Total remaining performance obligations	$103.7	$60.3	$40.8	$13.0	$9.1	$15.8	$242.7
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
Business Combinations
The Company incurred and expensed costs directly related to completed business combinations of an immaterial amount during 2024 and $4.6 million in 2023. The Company did not incur any costs directly related to completed business combinations during the year ended December 31, 2022. Costs incurred and expensed related to business combinations in-process were immaterial for the years ended December 31, 2024, 2023, and 2022. Acquisition-related costs for all years presented are included within general and administrative expenses.
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
WEX INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
the agreement, total initial consideration for the acquisition approximated $250.0 million ($5.5 million of which was deferred), with additional contingent consideration of up to $11.0 million based on certain performance metrics, subject to certain working capital and other adjustments. During the third quarter of 2024, the Company fully settled the contingent consideration obligation for a total of $5.6 million.
The table below summarizes the final allocation of fair value to the assets acquired and liabilities assumed on the date of acquisition under the acquisition method of accounting.

(in millions)	As Reported December 31, 2023	Measurement Period Adjustments	As Reported December 31, 2024
Cash consideration transferred, net of $4.5 million in cash acquired	$244.0	$—	$244.0
Less:
Accounts receivable	2.4	—	2.4
Customer relationships(1)(5)	40.4	—	40.4
Developed technology(2)(5)	17.2	—	17.2
Strategic partner relationships(3)(5)	4.5	—	4.5
Trademark(4)(5)	1.4	—	1.4
Other current and long-term assets	1.4	—	1.4
Accrued expenses and other current liabilities	(1.8)	—	(1.8)
Deferred tax liability	(6.5)	3.0	(3.5)
Contingent/deferred consideration	(7.1)	—	(7.1)
Other liabilities	(0.9)	—	(0.9)
Recorded goodwill	$193.0	$(3.0)	$190.0
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
From the acquisition date through December 31, 2023, the Payzer Acquisition contributed $4.3 million to the Mobility segment’s total revenues and $2.5 million of losses before taxes. No pro forma information has been included in these financial statements, as the operations of Payzer for the period that it was not part of the Company is not material to the Company’s revenues, net income or earnings per share.
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

Table of Contents	PART II
WEX INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions)	As Reported December 31, 2023	Measurement Period Adjustments	As Reported December 31, 2024
Cash consideration transferred, net of $26.7 million in cash and restricted cash acquired	$158.0	$0.9	$158.9
Less:
Accounts receivable	7.3	—	7.3
Customer relationships(1)(5)	52.1	—	52.1
Developed technology(2)(5)	6.6	—	6.6
Strategic partner relationships(3)(5)	14.0	—	14.0
Custodial rights(4)(5)	23.2	—	23.2
Other assets	3.8	—	3.8
Accrued expenses and other current liabilities	(6.5)	—	(6.5)
Restricted cash payable	(25.7)	—	(25.7)
Other liabilities	(2.7)	—	(2.7)
Recorded goodwill	$85.9	$0.9	$86.8
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
From the acquisition date through December 31, 2023, the Ascensus Acquired Entities contributed $14.0 million to the Benefits segment’s total revenues and $3.5 million of losses before taxes. No pro forma information has been included in these financial statements, as the operations of the Ascensus Acquired Entities for the period that they were not part of the Company are not material to the Company’s revenues, net income or earnings per share.

5.	Repurchases of Common Stock
Under share repurchase plans, which may be authorized by our board of directors from time to time, the Company may repurchase up to specified dollar values of shares of its common stock through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, tender offers or accelerated share repurchase transactions or by any combination of such methods approved by our board of directors.
During the third quarter of 2024, we entered into an ASR agreement with JPMorgan Chase Bank, National Association (“JPMorgan”) to repurchase an aggregate of $300.0 million of the Company’s outstanding common stock (the “2024 ASR”). The Company initially accounted for the 2024 ASR as two separate transactions, with the initial delivery of shares accounted for as a treasury stock transaction and the undelivered shares as a forward contract indexed to our common stock.
Under the 2024 ASR, the Company made a payment of $300.0 million to JPMorgan for which we received an initial delivery of approximately 1.3 million shares of our common stock, representing approximately 80 percent of the total shares of WEX common stock expected to be repurchased under the ASR agreement. The payment was initially recorded as $240.0 million of treasury stock, based on the 80 percent initial share delivery, and a $60.0 million temporary reduction to additional paid-in capital, until final settlement of the 2024 ASR. During the fourth quarter of 2024, the ASR was settled

Table of Contents	PART II
WEX INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
resulting in the repurchase of an additional approximately 0.2 million shares of WEX common stock and the $60.0 million temporary reduction to additional paid-in capital was reclassified to treasury stock.
Pursuant to our existing previously approved and announced repurchase program, the Company repurchased the following approximate shares of common stock, inclusive of the share repurchases under the 2024 ASR:

(in millions)	Shares	Total Cost(1)
During the year ended December 31, 2024	3.3	$655.1
During the year ended December 31, 2023	1.7	$297.6
During the year ended December 31, 2022	1.9	$290.8
(1) Reflects the applicable one percent excise tax imposed by the Inflation Reduction Act of 2022 on the net value of certain stock repurchases made after December 31, 2022. Such excise taxes are included within cash flows from financing activities when paid.

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

	Year Ended December 31, 2024
(in millions)	Mobility	Corporate Payments	Benefits	Total
Balance, beginning of year	$72.8	$9.2	$8.1	$90.1
Provision for credit losses(1)	61.0	7.7	(0.5)	68.2
Other(2)	20.5	—	—	20.5
Charge-offs	(109.3)	(3.4)	(0.2)	(112.9)
Recoveries of amounts previously charged-off	12.1	—	0.3	12.4
Currency translation	(0.5)	(0.3)	—	(0.8)
Balance, end of year	$56.6	$13.2	$7.7	$77.6

	Year Ended December 31, 2023
(in millions)	Mobility	Corporate Payments	Benefits	Total
Balance, beginning of year	$94.6	$14.4	$0.8	$109.9
Provision for credit losses(1)	87.1	(4.7)	7.4	89.8
Other(2)	27.6	—	—	27.6
Charge-offs	(155.0)	(2.6)	(0.1)	(157.7)
Recoveries of amounts previously charged-off	18.3	1.9	—	20.2
Currency translation	0.2	0.2	—	0.4
Balance, end of year	$72.8	$9.2	$8.1	$90.1
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
The following table presents the outstanding balance of trade accounts receivable that are less than 30 and 60 days past due, shown in each case as a percentage of total trade accounts receivable:

	December 31,
Delinquency Status	2024	2023
Less than 30 days past due	98%	98%
Less than 60 days past due	99%	99%
Concentration of Credit Risk
The receivables portfolio primarily consists of a large group of homogeneous balances across a wide range of industries, which are collectively evaluated for impairment. No individual customer had a receivable balance representing 10 percent or more of the outstanding receivables balance at December 31, 2024 or 2023.

7.	Investment Securities
The Company’s amortized cost and estimated fair value of investment securities as of December 31, 2024 and 2023 are presented below:

(in millions)	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses	Fair Value(1)
Balances as of December 31, 2024:
Current:
Debt securities(2):
U.S. treasury notes	$383.7	$—	$30.3	$353.5
Corporate and sovereign debt securities	1,376.3	7.2	29.5	1,354.0
Municipal bonds	71.0	0.2	5.6	65.6
Asset-backed securities	759.6	5.7	2.0	763.2
Mortgage-backed securities	1,284.5	2.4	58.6	1,228.3
Total	$3,875.1	$15.5	$126.0	$3,764.7

Non-current:
Debt securities(3)	$43.5	$—	$1.8	$41.7
Mutual fund	29.8	—	3.8	26.0
Pooled investment fund	12.9	—	—	12.9
Total	$86.2	$—	$5.6	$80.5
Total investment securities(4)	$3,961.3	$15.5	$131.6	$3,845.2

Table of Contents	PART II
WEX INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions)	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses	Fair Value(1)

Balances as of December 31, 2023:
Current:
Debt securities:
U.S. treasury notes	$410.1	$0.8	$32.3	$378.6
Corporate and sovereign debt securities	1,086.8	13.6	31.6	1,068.8
Municipal bonds	70.8	0.3	5.4	65.7
Asset-backed securities	582.6	3.2	4.2	581.6
Mortgage-backed securities	951.5	5.9	30.0	927.4
Total	$3,101.8	$23.8	$103.5	$3,022.1

Non-current:
Debt securities(3)	$28.6	$0.6	$0.8	$28.4
Mutual fund	29.1	—	3.6	25.5
Pooled investment fund	12.9	—	—	12.9
Total	$70.6	$0.6	$4.4	$66.8
Total investment securities(4)	$3,172.4	$24.4	$107.9	$3,088.9
(1)The Company’s methods for measuring the fair value of its investment securities are discussed in Note 18, Fair Value.
(2)As of December 31, 2024, the Company has pledged debt securities with a fair value of $83.5 million as collateral against recurring settlement obligations owed in conjunction with its transactions processed through licensed card networks and $1,206.5 million as collateral for FHLB advances, as further discussed in Note 16, Financing and Other Debt.
(3)Comprised of municipal bonds and mortgage-backed securities.
(4)Excludes $16.4 million and $13.7 million in equity securities as of December 31, 2024 and 2023, respectively, included in prepaid expenses and other current assets and other assets on the consolidated balance sheets. See Note 17, Employee Benefit Plans, for additional information.
The following tables present estimated fair value and gross unrealized losses of debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by security category and length of time such securities have been in a continuous unrealized loss position. There were no expected credit losses that have been recorded against our investment securities as of December 31, 2024 and 2023.

Table of Contents	PART II
WEX INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	As of December 31, 2024
	Less Than One Year		One Year or Longer		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment-grade rated debt securities:
U.S. treasury notes	$30.1	$0.8	$312.3	$29.5	$342.4	$30.3
Corporate and sovereign debt securities	558.1	11.2	357.4	18.3	915.5	29.5
Municipal bonds	48.7	1.6	29.6	5.6	78.3	7.2
Asset-backed securities	118.9	0.9	34.2	1.1	153.1	2.0
Mortgage-backed securities	711.3	25.7	315.0	33.1	1,026.3	58.8
Total debt securities	$1,467.1	$40.2	$1,048.5	$87.6	$2,515.6	$127.8

	As of December 31, 2023
	Less than One Year		One Year or Longer		Total
Investment-grade rated debt securities:
U.S. treasury notes	$—	$—	$358.6	$32.3	$358.6	$32.3
Corporate and sovereign debt securities	132.7	2.3	482.9	29.3	615.6	31.6
Municipal bonds	25.3	0.2	42.5	6.0	67.8	6.2
Asset-backed securities	55.0	0.2	131.1	4.0	186.1	4.2
Mortgage-backed securities	374.5	4.7	262.4	25.3	636.9	30.0
Total debt securities	$587.5	$7.4	$1,277.5	$96.9	$1,865.0	$104.3
The above table includes 720 securities at December 31, 2024 where the current fair value is less than the related amortized cost. Unrealized losses on the Company’s debt securities included in the above tables are primarily driven by the elevated interest rate environment and are not considered to be credit-related based upon an analysis that considered the extent to which the fair value is less than the amortized basis of a security, adverse conditions specifically related to the security, changes to credit rating of the instrument subsequent to Company purchase, and the strength of the underlying collateral, if any. Additionally, the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases.
The following table summarizes the contractual maturity dates of the Company’s debt securities.

	December 31, 2024
(in millions)	Amortized Cost	Fair Value
Due within one year	$107.0	$106.0
Due after 1 year through year 5	806.2	769.4
Due after 5 years through year 10	1,045.1	1,027.6
Due after 10 years	1,960.3	1,903.3
Total	$3,918.6	$3,806.3
EQUITY SECURITIES
During the years ended December 31, 2024 and 2023, unrealized gains and losses recognized on equity securities still held as of December 31, 2024 and 2023 were immaterial. During the year ended December 31, 2022, unrealized losses recognized on equity securities still held as of December 31, 2022 approximated $3.2 million.

Table of Contents	PART II
WEX INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.	Property, Equipment and Capitalized Software
Property, equipment and capitalized software, net consist of the following:

	December 31,
(in millions)	2024	2023
Furniture, fixtures and equipment	$51.1	$51.9
Computer software, including internal-use software	823.5	714.4
Leasehold improvements	18.6	20.8
Total	893.2	787.1
Less: accumulated depreciation	(632.0)	(544.2)
Total property, equipment and capitalized software, net	$261.2	$242.9
Depreciation expense was $119.5 million, $92.2 million and $93.4 million in 2024, 2023 and 2022, respectively.

9.	Goodwill and Other Intangible Assets
Goodwill
The changes in the carrying amount of goodwill for the year ended December 31, 2024 were as follows:

(in millions)	Mobility	Corporate Payments	Benefits	Total
Balance as of January 1, 2024
Gross goodwill	$1,556.6	$797.2	$862.5	$3,216.3
Accumulated impairment losses	(190.7)	(9.9)	—	(200.6)
Net goodwill	$1,365.9	$787.3	$862.5	$3,015.7

Measurement period adjustments	(3.0)	—	0.9	(2.1)
Foreign currency translation	(8.4)	(21.8)	—	(30.2)

Balance at December 31, 2024
Gross goodwill	$1,545.2	$775.4	$863.4	$3,184.0
Accumulated impairment losses	(190.7)	(9.9)	—	(200.6)
Net goodwill	$1,354.5	$765.5	$863.4	$2,983.4

Table of Contents	PART II
WEX INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The changes in the carrying amount of goodwill for the year ended December 31, 2023 were as follows:

(In millions)	Mobility	Corporate Payments	Benefits	Total
Balance as of January 1, 2023
Gross goodwill	$1,363.8	$789.1	$776.6	$2,929.5
Accumulated impairment losses	(190.7)	(9.9)	—	(200.6)
Net goodwill	$1,173.1	$779.2	$776.6	$2,728.9

Goodwill acquired during the year	193.0	—	85.9	278.9
Foreign currency translation	(0.2)	8.1	—	7.9

Balance at December 31, 2023
Gross goodwill	$1,556.6	$797.2	$862.5	$3,216.3
Accumulated impairment losses	(190.7)	(9.9)	—	(200.6)
Net goodwill	$1,365.9	$787.3	$862.5	$3,015.7
Impairment Charges
During the third quarter of 2022, certain triggering events were identified in our international fleet reporting units, including increasing interest rates, decreasing market valuations and inflationary pressures, leading to a decline in projected cash flows primarily in Europe, requiring us to perform an interim impairment test. We compared the carrying value of each reporting unit with assigned goodwill to its fair value, which was estimated using a combination of an income-based discounted cash flow method and a market-based guideline public company method. As a result of the financial impacts of the identified triggering events, our test concluded that the carrying value of two of our international reporting units exceeded their estimated fair value, resulting in the recognition of an impairment charge of $136.5 million to our Mobility segment in 2022, representing a full impairment of one reporting unit’s goodwill and partial impairment of the other reporting unit’s goodwill.
Other Intangible Assets
Other intangible assets consist of the following:

	December 31, 2024			December 31, 2023
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets
Acquired software and developed technology	$317.8	$(254.6)	$63.3	$312.1	$(232.1)	$80.0
Customer relationships	1,971.4	(1,083.0)	888.4	1,980.8	(968.8)	1,012.0
Contractual rights(1)	286.6	(86.9)	199.7	286.6	(52.4)	234.2
Merchant networks and other partner relationships	160.9	(73.7)	87.3	163.0	(59.0)	104.0
Trade names and brand names	62.4	(45.5)	16.9	62.8	(41.4)	21.4
Other intangible assets	12.0	(7.5)	4.5	12.5	(5.4)	7.1
Total	$2,811.1	$(1,551.1)	$1,260.0	$2,817.8	$(1,359.1)	$1,458.7
(1)Contractual rights represent intangible rights to serve as custodian or sub-custodian to certain HSAs.

Table of Contents	PART II
WEX INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
During the years ended December 31, 2024, 2023 and 2022, amortization expense was $201.8 million, $184.0 million and $170.5 million, respectively. The following table presents the estimated amortization expense related to the definite-lived intangible assets listed above for each of the next five fiscal years:

(in millions)
2025	$188.9
2026	$175.0
2027	$160.2
2028	$147.8
2029	$104.5

10.	Accounts Payable
Accounts payable consists of:

	December 31,
(in millions)	2024	2023
Merchant payables	$952.7	$1,323.6
Other payables	138.2	155.5
Accounts payable	$1,090.9	$1,479.1

11.	Deposits
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
The following table presents the composition of deposits, which are classified as short-term or long-term based on their contractual maturities:

Table of Contents	PART II
WEX INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	December 31,
(in millions)	2024	2023
Interest-bearing money market deposits(1)	$530.2	$226.0
Customer deposits	173.2	195.9
Contractual deposits with maturities within 1 year(1),(2)	129.2	500.8
HSA deposits(3)	3,620.0	3,020.0
Short-term deposits	4,452.7	3,942.8
Contractual deposits with maturities greater than 1 year(1),(2)	—	129.8
Total deposits	$4,452.7	$4,072.6

Weighted average cost of HSA deposits outstanding	0.11%	0.11%
Weighted average cost of funds on contractual deposits outstanding	1.50%	3.53%
Weighted average cost of interest-bearing money market deposits outstanding	4.57%	5.47%
(1)As of December 31, 2024 and 2023, all certificates of deposit and money market deposits were in denominations of $250 thousand or less, corresponding to FDIC deposit insurance limits.
(2)Includes certificates of deposit and certain money market deposits, which have a fixed maturity.
(3)HSA deposits are recorded within short-term deposits on the consolidated balance sheets as the funds can be withdrawn by the account holders at any time.

12.	Derivative Instruments
INTEREST RATE SWAP CONTRACTS
From time to time, the Company enters into interest rate swap contracts to manage the interest rate risk associated with its outstanding variable-interest rate borrowings. Such contracts are intended to economically hedge the reference rate component of future interest payments associated with outstanding borrowings under the Company’s Credit Agreement.
On December 12, 2023, the Company unwound and terminated all of its outstanding swaps with a collective notional amount of $1.1 billion in exchange for the receipt of $50.0 million, resulting in an immaterial impact on the Company’s results of operations. The cash flow impact from the receipt of proceeds on termination has been reflected within operating activities on the consolidated statement of cash flows for the year ended December 31, 2023.
The following table presents information on interest rate swap gains and losses incurred and recognized within financing interest expense, net of financial instruments on the consolidated statements of operations:

	Year ended December 31,
(in millions)	2023	2022
Unrealized loss (gain) on interest rate swaps	$80.8	$(86.4)
Realized gain on interest rate swaps	(94.0)	(5.2)
Financing interest expense	217.8	139.1
Financing interest expense, net of financial instruments	$204.6	$47.5
CONTINGENT CONSIDERATION DERIVATIVE LIABILITY
At December 31, 2024 and 2023, the Company had a contingent consideration derivative liability associated with its asset acquisition from Bell Bank. See Note 20, Commitments and Contingencies, for further discussion of this liability and Note 18, Fair Value, for more information regarding the valuation of the Company’s derivatives.

Table of Contents	PART II
WEX INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13.	Off-Balance Sheet Arrangements
WEX Europe Services and WEX Bank Accounts Receivable Factoring
WEX Europe Services and WEX Bank are each party to separate accounts receivable factoring arrangements with unrelated third-party financial institutions to sell certain of their accounts receivable balances. Each subsidiary continues to service these receivables post-transfer with no participating interest. Upon transfer, proceeds received are recorded net of applicable costs or negotiated discount rates and are recorded in operating activities in the consolidated statements of cash flows. Cost of factoring, which was $10.6 million, $10.5 million and $4.8 million for the years ended December 31, 2024, 2023 and 2022, respectively, is recorded within cost of services in the consolidated statements of operations.
The WEX Europe Services agreement automatically renews each January 1 unless either party gives not less than 90 days written notice of their intention to withdraw. Under this agreement, accounts receivable are sold without recourse to the extent that the customer balances are maintained at or below the credit limit established by the buyer. The Company maintains the risk of default on any customer receivable balances in excess of the buyer’s credit limit, which were immaterial as of December 31, 2024 and 2023. The Company sold $512.8 million, $565.3 million, and $599.1 million of accounts receivable under this arrangement during the years ended December 31, 2024, 2023, and 2022, respectively.
The WEX Bank agreement, which was amended during July 2024, has no set expiration date, however, either party can terminate the agreement with 30 days’ notice. Under this arrangement, the Company sold $14.5 billion, $12.9 billion, and $6.3 billion of trade accounts receivable during the years ended December 31, 2024, 2023, and 2022, respectively.
Benefits Securitization
In April 2023, WEX Health, through a wholly-owned special purpose entity (“SPE”), entered into a receivable securitization facility with a revolving limit of $35.0 million and an initial term through April 2026, which could be extended for an additional period of up to three years and voluntarily terminated by the SPE at any time, subject to 30 days’ notice. During December 2023, the Company signed an amendment to the initial receivable securitization agreement, which suspended activities under the facility, reducing the revolving limit to zero until the parties agreed in writing to reactivate it (the “Health Facility Amendment”). During December 2024, the suspended facility was voluntarily terminated by the SPE.
Prior to the Health Facility Amendment, WEX Health sold eligible trade accounts receivables under the facility to the SPE, which is a VIE bankruptcy-remote subsidiary, and in turn, the SPE sold undivided ownership interests in certain of these receivables to an unrelated financial institution in exchange for cash equal to the gross receivables transferred. WEX Health continued to service the receivables sold to the financial institution under the facility, however, WEX did not retain effective control of transferred receivables, derecognized the assets, and accounted for these transfers as sales. The Company sold approximately $140.7 million of receivables under the securitization facility during the year ended December 31, 2023 prior to suspension of the facility. The SPE paid interest on the amount funded by the unrelated financial institution based on variable interest rates, which was immaterial for the year ended December 31, 2023 and reflected within operating interest on the consolidated statements of operations.
Non-Bank Custodial HSA Cash Assets
As a non-bank custodian, WEX Inc. contracts with depository partners to hold custodial cash assets on behalf of individual account holders. As of December 31, 2024, WEX Inc. was custodian to approximately $4.4 billion in HSA cash assets. Of these custodial balances, approximately $0.8 billion of HSA cash assets at December 31, 2024 were deposited with and managed by certain third-party depository partners and not recorded on our consolidated balance sheets. Such third-party depository partners are regularly monitored by management for stability. The remaining balance of $3.6 billion in HSA cash assets as of December 31, 2024 were deposited with and managed by WEX Bank and are therefore reflected on our consolidated balance sheets. See Note 11, Deposits, for further information about HSA deposits recorded on our consolidated balance sheets.

Table of Contents	PART II
WEX INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14.	Income Taxes
Income before income taxes consisted of the following:

	Year ended December 31,
(in millions)	2024	2023	2022
United States	$290.6	$225.8	$254.8
Foreign	127.2	143.0	5.7
Total	$417.8	$368.8	$260.5

Income taxes from continuing operations consisted of the following for the years ended December 31:

(in millions)	United States	State and Local	Foreign	Total
2024
Current	$48.2	$16.5	$32.4	$97.1
Deferred	$14.1	$2.0	$(5.0)	$11.1
Income taxes				$108.2
2023
Current	$77.0	$13.3	$33.2	$123.5
Deferred	$(16.7)	$—	$(4.6)	$(21.3)
Income taxes				$102.2
2022
Current	$115.3	$23.9	$14.0	$153.2
Deferred	$(44.6)	$(9.2)	$(6.4)	$(60.2)
Income taxes				$93.1
Undistributed earnings of certain foreign subsidiaries of the Company amounted to $313.6 million at December 31, 2024. The Company continues to maintain its indefinite reinvestment assertion for its investments in foreign subsidiaries except for any historical undistributed earnings and future earnings for WEX Australia. Upon distribution of the foreign subsidiaries’ earnings in which the Company continues to assert indefinite reinvestment, which approximates $298.4 million at December 31, 2024, the Company would be subject to withholding taxes payable to foreign countries, where applicable, but would generally have no further federal income tax liability. It is not practicable to estimate the unrecognized deferred tax liability associated with these undistributed earnings; however, it is not expected to be material.

Table of Contents	PART II
WEX INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The reconciliation between the income tax computed by applying the U.S. federal statutory rate and the reported effective tax rate on income from continuing operations is as follows:

	Year ended December 31,
	2024	2023	2022
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes (net of federal income tax benefit)	2.9	2.8	4.3
Foreign income tax rate differential	1.5	2.3	0.4
Revaluation of deferred tax assets for foreign and state tax rate changes, net	0.5	0.4	(0.7)
Tax credits	(0.3)	(0.3)	(0.4)
Tax reserves	0.9	1.0	3.5
Change in valuation allowance	(2.0)	(4.7)	2.7
Nondeductible expenses	1.7	4.1	3.3
Incremental tax benefit from share-based compensation awards	(0.6)	2.0	0.3
GILTI	0.1	0.5	0.5
Other	0.2	(1.4)	0.8
Effective tax rate	25.9%	27.7%	35.7%
The Company’s effective tax rate for the year ended December 31, 2024 was favorably impacted by the reduction of valuation allowance of $8.6 million, which was partially offset by a discrete tax item of $3.7 million primarily associated with an uncertain tax position related to state income taxes.
The Company’s effective tax rate for the year ended December 31, 2023 was adversely impacted by the loss on extinguishment of Convertible Notes of $70.1 million, which was disallowed for tax purposes, and a tax shortfall arising from stock-based compensation, which was largely offset by a release in valuation allowance primarily attributable to foreign tax credits and net operating losses in the U.K.
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
The tax effects of temporary differences in the recognition of income and expense for tax and financial reporting purposes that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	December 31,
(in millions)	2024	2023
Deferred tax assets related to:
Reserve for credit losses	$17.2	$22.2
Tax credit carryforwards	16.2	15.7
Stock-based compensation, net	32.8	30.3
Net operating loss carry forwards	36.6	42.7
Capital loss carry forwards	21.3	23.4
Accruals	41.2	49.9
Operating lease liabilities	16.2	17.8
Contractual obligations	31.8	46.2
Property, equipment and capitalized software	4.8	—
Unrealized losses on debt securities	27.8	19.4
Other	5.1	5.0

Table of Contents	PART II
WEX INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	December 31,
(in millions)	2024	2023
Total	$250.9	$272.6
Deferred tax liabilities related to:
Property, equipment and capitalized software	—	(9.4)
Intangibles	(265.0)	(263.9)
Operating lease assets	(12.7)	(13.8)
Deferred financing costs	(4.3)	(0.6)
Total	$(282.0)	$(287.7)
Valuation allowance	(96.3)	(100.7)
Deferred income taxes, net	$(127.4)	$(115.8)
Net deferred tax (liabilities) assets by jurisdiction are as follows:

	December 31,
(in millions)	2024	2023
United States	$(142.1)	$(127.4)
Australia	8.9	3.5
Europe	2.8	5.5
Singapore	2.3	2.7
Other	0.7	(0.1)
Deferred income taxes, net	$(127.4)	$(115.8)
The Company had approximately $496.8 million and $552.5 million of post apportionment state net operating loss carryforwards as of December 31, 2024 and 2023, respectively. The Company’s foreign net operating loss carryforwards were approximately $33.5 million and $32.7 million at December 31, 2024 and 2023, respectively. The Company had $15.9 million and $29.1 million federal net operating loss carryforwards at December 31, 2024 and 2023, respectively. The Company had $14.7 million and $14.3 million United States foreign tax credit carryforwards at December 31, 2024 and 2023, respectively. The U.S. state losses expire at various times through 2044. United States federal losses and foreign losses in Australia and the United Kingdom have indefinite carryforward periods. Most of the United States foreign tax credits will begin to expire in 2025.
At December 31, 2024, the Company’s valuation allowance primarily pertains to i) U.S. deferred tax assets on unrealized losses on debt securities included within accumulated other comprehensive loss, ii) foreign capital losses arising from a portion of the legal settlement of proceedings and appeals related to the acquisition of eNett and Optal, and iii) net deferred tax assets for certain states. In each case, the Company has determined it is not more likely than not that the benefits will be utilized. During 2024 and 2023 the Company recorded net tax benefits of $8.6 million and $17.1 million, respectively, and during 2022 the Company recorded net tax expense of $7.0 million, resulting from changes to the valuation allowance. The following table provides a summary of the Company’s valuation allowance:

(in millions)	Balance at Beginning of Year	Charges to Expense	Releases	(Charges to)/ Releases from Accumulated Other Comprehensive Loss	Foreign Currency Translation	Balance at End of Year
Year Ended December 31, 2024	$(100.7)	$(4.2)	$12.8	$(8.0)	$3.9	$(96.3)
Year Ended December 31, 2023	$(131.4)	$(2.5)	$19.6	$14.9	$(1.3)	$(100.7)
The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The total amounts of interest and penalties recognized in the consolidated statements of operations were not material for the years

Table of Contents	PART II
WEX INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ended December 31, 2024, 2023, and 2022. As of December 31, 2024 and 2023 the amount accrued for interest and penalties related to unrecognized tax benefits totaled $2.7 million and $1.2 million, respectively.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits excluding interest and penalties is as follows:

	Year ended December 31,
(in millions)	2024	2023	2022
Beginning balance	$10.1	$7.5	$5.0
Increases related to prior year tax positions	2.5	3.7	1.1
Increases related to current year tax positions	—	1.5	7.5
Decreases related to prior year tax positions	—	(2.6)	(0.5)
Settlements	—	—	(5.5)
Ending balance	$12.6	$10.1	$7.5
At December 31, 2024, the Company had $12.6 million of unrecognized tax benefits, which would decrease our effective tax rate if fully recognized. The Company believes that it is reasonably possible that the unrecognized tax benefits could be reduced up to $10.9 million within the next twelve months as a result of settlements of certain examinations or expiration of statutes of limitations.
The Company’s primary tax jurisdictions are the United States, Australia and the United Kingdom. The Company or one of its subsidiaries files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions, where required. The Company is generally no longer subject to income tax examination after the three-year Internal Revenue Service statute of limitations. At December 31, 2024, U.S. state tax returns were no longer subject to tax examination for years prior to 2021. The tax years remaining open for income tax audits in the United Kingdom are 2022 through 2023, while the tax years open for audit in Australia are 2019 through 2023.
On December 12, 2022, the European Union (EU) Member States formally adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operation and Development (“OECD”) Pillar Two Framework that was supported by over 130 countries worldwide. The EU effective dates were January 1, 2024, and January 1, 2025, for different aspects of the directive. The impact of the Pillar Two Framework on the Company’s income tax provision in 2024 was not material. The Company is continuing to evaluate the potential impact of the Pillar Two Framework on future periods, pending legislative adoption by additional individual countries.

15.	Leases
The Company has non-cancelable operating lease arrangements for office and other space that expire at various dates through 2035. The Company additionally rents vehicles and office equipment under agreements that may be canceled anytime. Certain of our office leases contain options to renew for one to three successive five-year periods beyond the initial term. For the majority of these leases we have concluded that we are not reasonably certain to exercise renewal options, therefore, the lease terms used to calculate those right-of-use assets and lease liabilities are not reflective of renewal options. The impact on our financial position from renewal options that have been recognized as part of our right-of-use assets and lease liabilities is immaterial.
The following table presents supplemental balance sheet information related to our operating leases:

Table of Contents	PART II
WEX INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions)	Balance Sheet Location	December 31, 2024	December 31, 2023
Assets
Operating lease right-of-use assets	Other assets	$54.6	$61.8
Liabilities
Current operating lease liabilities	Accrued expenses and other current liabilities	10.1	12.0
Non-current operating lease liabilities	Other liabilities	60.4	66.0
Total lease liabilities		$70.5	$78.0
The following table presents the weighted average remaining lease term and discount rate:

Operating leases	December 31, 2024	December 31, 2023
Weighted average remaining term (in years)	8.3	8.6
Weighted average discount rate	4.7%	4.6%
Maturities of our operating lease liabilities are as follows:

(in millions)	December 31, 2024
2025	$13.0
2026	11.3
2027	9.1
2028	8.8
2029	8.5
Thereafter	34.7
Total lease payments	$85.4
Less: Imputed interest	(14.9)
Total lease obligations	$70.5
Less: Current portion of lease obligations	(10.1)
Long-term lease obligations	$60.4
We recognized $14.0 million, $15.6 million, and $19.5 million of operating lease expense during 2024, 2023 and 2022, respectively, which is net of immaterial sublease income and includes immaterial charges associated with leases with a term of twelve months or less, variable lease costs, right-of-use asset impairments, and lease expense related to equipment and vehicles. Operating lease expense is classified as general and administrative expenses on our consolidated statements of operations.
The following table presents supplemental cash flow and other information related to our leases:

(in millions)	December 31, 2024	December 31, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$11.8	$12.7

Non-cash transactions:
Right-of-use assets obtained in exchange for lease liabilities	$6.7	$7.5

Table of Contents	PART II
WEX INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

16.	Financing and Other Debt
The following tables summarize the Company’s total outstanding debt as of:

	December 31, 2024		December 31, 2023
(in millions)	Balance Outstanding	Interest Rate	Balance Outstanding	Interest Rate
Short term debt:
Securitized debt (VIEs)	$86.8	5.58%	$101.9	5.85%
Participation debt	49.2	6.58%	39.1	7.62%
FHLB advances	1,105.0	4.63%	—	—%
Borrowed federal funds	—	—%	845.0	4.89%
Current portion of long-term debt(6)	52.1	**	55.1	**
Total short term debt, net	$1,293.2		$1,041.1
** Provided for the total Credit Agreement borrowings below.

	Balance Outstanding at:
(in millions)	December 31, 2024	December 31, 2023
Long-term debt:
Credit Agreement:
Term A Loans due April 2026(1)	$—	$843.9
Term A-1 Loans due May 2029(1)	866.3	—
Term B Loans due April 2028(2)	—	1,402.3
Term B-2 Loans due April 2028(3)	1,388.3	—
Borrowings on Revolving Credit Facility due May 2029(1)	905.6	662.0
Total long-term debt(4)(5)	3,160.2	2,908.2
Less total unamortized debt issuance costs/discounts	(25.9)	(25.6)
Less current portion of long-term debt(6)	(52.1)	(55.1)
Long-term debt, net	$3,082.1	$2,827.5
(1)Bears interest at variable rates, at the Company’s option, plus an applicable margin determined based on the Company’s consolidated leverage ratio. Outstanding borrowings under the Revolving Credit Facility are classified as long-term given they can be rolled forward with interest rate resets through maturity. Note that the maturity date of each of the Term A-1 Loans and Revolving Credit Facility is the earlier of (i) May 10, 2029 and (ii) the date that is 91 days prior to the maturity of the Term B-2 Loans, as further described in the Credit Agreement.
(2)Bore interest at variable rates, at the Company’s option, plus an applicable margin, which was fixed at 1.25 percent for base rate borrowings and 2.25 percent with respect to Term SOFR borrowings.
(3)Bears interest at variable rates, at the Company’s option, plus an applicable margin, which is fixed at 0.75 percent for base rate borrowings and 1.75 percent with respect to Term SOFR borrowings.
(4)As of December 31, 2024 and 2023, amounts outstanding under the Credit Agreement bore a weighted average effective interest rate of 6.0 percent and 7.3 percent, respectively.
(5)See Note 18, Fair Value for information regarding the fair value of the Company’s debt.
(6)Current portion of long-term debt as of December 31, 2024 and 2023 is net of $6.9 million and $8.3 million, respectively, in unamortized debt issuance costs/discounts.

	December 31, 2024	December 31, 2023
Supplemental information under Credit Agreement:
Letters of credit(1)	$39.2	$36.8
Remaining borrowing capacity on Revolving Credit Facility(2)	$655.2	$731.2
(1)Primarily collateralizing Corporate Payments processing activity.

Table of Contents	PART II
WEX INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(2)December 31, 2024 balance is reflective of the increased commitments resulting from the Fifth Amendment to Credit Agreement entered into on May 10, 2024. Borrowing capacity is contingent on maintaining compliance with the financial covenants as defined in the Company’s Credit Agreement. The Company pays a quarterly commitment fee at a rate per annum ranging from 0.25 percent to 0.45 percent of the daily unused portion of the Revolving Credit Facility determined based on the Company’s consolidated leverage ratio. The quarterly commitment fee in effect as of December 31, 2024 and 2023 was 0.25 percent.
Credit Agreement
As of December 31, 2023, under the Credit Agreement, the Company had senior secured tranche A term loans (the “Term A Loans”), senior secured tranche B term loans (the “Term B Loans”), and revolving credit commitments.
On January 22, 2024, the Company and certain of its subsidiaries entered into the Fourth Amendment to the Credit Agreement (the “Fourth Amendment”), which amended certain terms of the Credit Agreement, as in effect prior to January 22, 2024, including without limitation to reprice the Term B Loans existing on January 22, 2024 through the issuance of new senior secured tranche B term loans (the “Term B-1 Loans”) in the same amount. The Term B-1 Loans bear interest at variable rates at the Company’s option, plus an applicable margin, which is fixed at 1.00 percent for base rate borrowings and 2.00 percent with respect to Term SOFR borrowings, representing a reduction from the fixed applicable margins of 1.25 percent and 2.25 percent respectively, for Term B Loans. Additionally, the Fourth Amendment removed the credit spread adjustment applicable to the tranche B term loans. No other substantive changes were made to the Credit Agreement as part of the Fourth Amendment.
On May 10, 2024, the Company and certain of its subsidiaries entered into the Fifth Amendment to the Credit Agreement and First Amendment to U.S. Security Agreement (the “Fifth Amendment”). The Fifth Amendment amended certain terms of the Credit Agreement and the U.S. Security Agreement, as in effect prior to May 10, 2024, including without limitation to reprice the applicable interest margin, extend the maturity date of the tranche A term loans and increase the size of the tranche A term loan facility to $900.0 million through the issuance of new senior secured tranche A term loans (the “Term A-1 Loans”). Further, the Fifth Amendment increased commitments under the Revolving Credit Facility to $1.6 billion, repriced the applicable interest margin for the Revolving Credit Facility, and extended the maturity date for the Revolving Credit Facility.
On November 26, 2024, the Company and certain of its subsidiaries entered into the Sixth Amendment to the Credit Agreement (the “Sixth Amendment”), which amended certain terms of the Credit Agreement, as in effect prior to November 26, 2024, including without limitation to reprice the Term B-1 Loans existing on November 26, 2024 through the issuance of new senior secured tranche B term loans (the “Term B-2 Loans”) in the same amount. The Term B-2 Loans bear interest at variable rates at the Company’s option, plus an applicable margin, which is fixed at 0.75 percent for base rate borrowings and 1.75 percent with respect to Term SOFR borrowings, representing a reduction from the then in effect fixed applicable margins of 1.00 percent and 2.00 percent respectively, for Term B Loans. No other substantive changes were made to the Credit Agreement as part of the Sixth Amendment.
Prior to maturity, the Term A-1 Loans and Term B-2 Loans require quarterly principal payments of $11.3 million and $3.5 million, respectively. Under the Credit Agreement, the Company has granted a security interest in substantially all of the assets of the Company, subject to certain exceptions including the assets of WEX Bank and certain foreign subsidiaries. The Credit Agreement contains various affirmative and negative covenants affecting the Company and its subsidiaries, including covenants limiting the Company’s ability to, among other things, incur debt, grant liens, make certain investments, pay dividends, repurchase equity interests and sell assets, subject to certain exceptions. The Credit Agreement also contains customary financial maintenance covenants, including a consolidated interest coverage ratio and a consolidated leverage ratio.
Convertible Notes
The Company previously had issued Convertible Notes in an aggregate principal amount of $310.0 million to an affiliate of Warburg Pincus LLC. On August 11, 2023 (the “Repurchase Date”), the Company repurchased all of the outstanding aggregate principal amount of the Company’s Convertible Notes at 119 percent of par for a total purchase price of $370.4 million, inclusive of accrued and unpaid interest. At the time of repurchase, the net carrying amount of the Convertible Notes was $298.8 million, resulting in a loss on extinguishment of $70.1 million, which has been recorded within non-operating expense on the consolidated statement of operations for the year ended December 31, 2023. Upon repurchase, the obligations of the Company to Warburg Pincus LLC were satisfied in full and the Convertible Notes were canceled by the trustee at the instruction of the Company.
The debt discount and debt issuance costs associated with the Convertible Notes were amortized to interest expense using the effective interest rate method over the initial seven-year contractual life of the Convertible Notes. During the

Table of Contents	PART II
WEX INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
year ended December 31, 2022 and through the date of repurchase during 2023, the Convertible Notes had an effective interest rate of 7.5 percent.
Interest on the Convertible Notes was calculated at a fixed rate of 6.5 percent per annum, payable semi-annually in arrears on January 15 and July 15 of each year. At the Company’s option, interest was either payable in cash, through accretion to the principal amount of the Convertible Notes, or a combination of cash and accretion. From inception and through the Repurchase Date, all interest payments due on the Convertible Notes were paid in cash. The following table sets forth total interest expense recognized for the Convertible Notes:

(in millions)	2023	2022
Interest on 6.5% coupon	$12.4	$20.2
Amortization of debt discount and debt issuance costs	1.5	2.2
	$13.9	$22.4
Securitization Debt (VIEs)
Under securitized debt agreements, each month on a revolving basis, the Company sells certain of its Australian and European receivables to bankruptcy-remote entities that are VIEs consolidated by the Company, which in turn use the receivables as collateral to issue securitized debt. Amounts collected on the securitized receivables, including an immaterial amount of cash and cash equivalents as of December 31, 2024 and 2023, are restricted to pay the securitized debt and are not available for general corporate purposes. Additionally, creditors of the VIEs do not have recourse to WEX Inc. The Company pays interest on the outstanding balance of the securitized debt based on variable interest rates plus an applicable margin.
The Company’s securitized debt agreement for the securitization of its European receivables is with MUFG Bank, Ltd., has a maximum revolving borrowing limit of €55.0 million and expires in April 2025, unless otherwise agreed to in writing by the parties. The Company’s securitized debt facility for the securitization of its Australian receivables is with Australia and New Zealand Banking Group Limited, has a maximum revolving borrowing limit of A$115.0 million, expires in October 2025 and is annually renewable thereafter unless earlier terminated.
Participation Debt
From time to time, WEX Bank enters into participation agreements with third-party banks to fund customers’ balances that exceed WEX Bank’s lending limit to individual customers. Associated unsecured borrowings generally carry a variable interest rate set according to an applicable reference rate plus a margin, which was 2.25 percent as of December 31, 2024 and ranged from 2.25 percent to 2.50 percent as of December 31, 2023.
As of December 31, 2024, the Company had an outstanding participation agreement that allows for total borrowings of up to $70.0 million and expires in December 2025, unless otherwise agreed to in writing by the parties. Borrowings under the participation agreement are included in short-term debt given they may be canceled by either party upon 60 days’ advance written notice.

Table of Contents	PART II
WEX INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
FHLB Advances
WEX Bank is a member of the Federal Home Loan Bank (FHLB) of Des Moines, which provides WEX Bank short-term funding collateralized by investment securities. WEX Bank was eligible to borrow up to $1.1 billion from the FHLB as of December 31, 2024 based on collateral provided, $1.1 billion of which was borrowed and outstanding at that date.
Borrowed Federal Funds
The BTFP, which provided liquidity to U.S. depository institutions through the offering of bank loans for up to one year in length collateralized by the par value of qualifying assets, ceased extending new loans on March 11, 2024. As of December 31, 2023, WEX Bank had $775.0 million in outstanding borrowings from the BTFP. All such borrowings were repaid as of December 31, 2024.
WEX Bank borrows from short-term uncommitted federal funds lines of credit extended by various financial institutions to supplement the financing of the Company’s accounts receivable. Federal funds lines of credit were $556.0 million as of December 31, 2024. WEX Bank had no outstanding borrowings under these federal funds lines of credit as of December 31, 2024 and $70.0 million outstanding borrowings as of December 31, 2023.
Other
As an additional source of liquidity, WEX Bank pledged $186.0 million as of December 31, 2024 of customer receivables held by WEX Bank to the Federal Reserve Bank as collateral for potential borrowings through the Federal Reserve Bank Discount Window. Amounts that can be borrowed are based on the amount of collateral pledged and were $137.7 million as of December 31, 2024. WEX Bank had no borrowings outstanding on this line of credit through the Federal Reserve Bank Discount Window as of December 31, 2024 and 2023.
Under an uncommitted borrowing facility, WEX Australia can be advanced up to A$21.3 million from Bank of America in short-term funds. Interest accrues on any advances at a rate fixed for each interest period of 1.80 percent above the Australian Bank Bill Buying Rate for that interest period. The Company had no borrowings outstanding on this facility as of December 31, 2024 and 2023.
Debt Commitments
The table below summarizes the Company’s annual principal payments on its total debt for each of the next five years based on stated maturity dates:

(in millions)
2025	$1,300.0
2026	$58.9
2027	$58.9
2028	$1,391.6
2029	$1,591.9

17.	Employee Benefit Plans
The Company sponsors a 401(k) retirement and savings plan for U.S. employees. Eligible employees may participate in the plan immediately. The Company’s employees who are at least 18 years of age and have completed one year of service are eligible for Company matching contributions in the plan. The Company matches 100 percent of each employee’s contributions up to a maximum of 6 percent of each employee’s eligible compensation. All contributions vest immediately. WEX has the right to discontinue the plan at any time. Contributions to the plan are voluntary. The Company contributed $20.8 million, $18.2 million and $16.8 million in matching funds to the plan for the years ended December 31, 2024, 2023 and 2022, respectively.
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
WEX INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
ended December 31, 2024, 2023 and 2022. The Company maintains a grantor’s trust to hold the assets under these plans, which are recorded at fair value. The assets and equally offsetting related obligations totaled $16.4 million and $13.7 million at December 31, 2024 and 2023, respectively. The assets are included in prepaid expenses and other current assets and other assets on the consolidated balance sheets, as applicable, and the related obligations are included in accrued expenses and other current liabilities and other liabilities on the consolidated balance sheets, as applicable. Refer to Note 18, Fair Value, for further information.
The Company has defined benefit pension plans in several foreign countries. The total net unfunded status for the Company’s foreign defined benefit pension plans was $3.3 million and $3.8 million as of December 31, 2024 and 2023, respectively. These obligations are recorded in accrued expenses and other current liabilities and other liabilities in the consolidated balance sheets, as applicable. The Company measures these plan obligations at fair value on an annual basis, with any changes recorded to earnings. The aggregate cost for these plans was insignificant to the consolidated financial statements for all periods presented.

18.	Fair Value
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the Company’s financial instruments that are measured at fair value on a recurring basis:

		December 31,
(in millions)	Fair Value Hierarchy	2024	2023
Financial Assets:
Money market mutual funds(1)	1	$44.3	$25.5
U.S. Treasury bills(1)	2	$—	$10.4

Investment securities, current:
Debt securities:
U.S. treasury notes	2	353.5	378.6
Corporate and sovereign debt securities	2	1,354.0	1,068.8
Municipal bonds	2	65.6	65.7
Asset-backed securities	2	763.2	581.6
Mortgage-backed securities	2	1,228.3	927.4
Total		$3,764.7	$3,022.1

Investment securities, non-current:
Debt securities	2	$41.7	$28.4
Fixed-income mutual fund	1	26.0	25.5
Pooled investment fund measured at NAV(2)		12.9	12.9
Total		$80.5	$66.8

Executive deferred compensation plan trust(3)	1	$16.4	$13.7

Liabilities:
Contingent consideration(4)	2, 3	$128.2	$186.2

Table of Contents	PART II
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
(3)The fair value of these assets is recorded as current or long-term based on the timing of the Company’s executive deferred compensation plan payment obligations. At December 31, 2024, $1.8 million and $14.7 million in fair value was recorded within prepaid expenses and other current assets and other assets, respectively. At December 31, 2023, $1.7 million and $12.0 million in fair value was recorded within prepaid expenses and other current assets and other assets, respectively.
(4)The fair value of this liability is recorded as current or long-term based on the timing of expected payments. At December 31, 2024, $62.2 million and $66.0 million in fair value was recorded within accrued expenses and other current liabilities and other liabilities, respectively. At December 31, 2023, $64.5 million and $121.7 million in fair value was recorded within accrued expenses and other current liabilities and other liabilities, respectively. Effective December 31, 2024, the contingent consideration liability is categorized within level 2 of the fair value hierarchy. Prior to December 31, 2024, it was categorized within level 3. See discussion below for further information.
MONEY MARKET MUTUAL FUNDS
A portion of the Company’s cash and cash equivalents are invested in money market mutual funds that primarily consist of short-term government securities, which are classified as Level 1 in the fair value hierarchy because they are valued using quoted market prices for identical instruments in an active market.
U.S. TREASURY BILLS
At December 31, 2023, a portion of the Company’s cash and cash equivalents were invested in U.S. treasury bills with maturities of 30 days or less, which were classified as Level 2 in the fair value hierarchy because they were valued using quoted market prices for similar or identical instruments in a market that is not active.
DEBT SECURITIES
The Company determines the fair value of U.S. treasury notes using quoted market prices for similar or identical instruments in a market that is not active. For corporate and sovereign debt securities, municipal bonds, asset-backed and mortgage-backed securities, the Company generally uses quoted prices for recent trading activity of assets with similar characteristics to the debt security or bond being valued. The securities and bonds priced using such methods are generally valued using Level 2 inputs.
POOLED INVESTMENT FUND
The pooled investment fund maintains individual capital accounts for each investor, which reflect each individual investor’s share of the NAV of the fund. As of December 31, 2024, the Company had no unfunded commitments with respect to the fund. Investments in the fund may be redeemed monthly with 30 days’ notice.
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
CONTINGENT CONSIDERATION
As discussed in Note 20, Commitments and Contingencies, the Company is obligated to pay additional consideration to Bell Bank as part of a prior year asset acquisition, contingent upon increases in the Federal Funds rate from the date of acquisition. The Company determines the fair value of this contingent consideration derivative liability based on discounted cash flows using the difference between the baseline Federal Funds rate in the purchase agreement with Bell Bank and future forecasted Federal Funds rates over the agreement term. The resulting probability-weighted contingent consideration amounts were discounted using a rate of 4.42 percent and 3.84 percent as of December 31, 2024 and 2023, respectively. The Company records changes in the estimated fair value of the contingent consideration in the consolidated statements of operations.

Table of Contents	PART II
WEX INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Due to significant increases in the Federal Funds rate since the acquisition date, the fair value of the Company’s contingent consideration derivative liability at both December 31, 2024 and December 31, 2023 were effectively measured at the present value of the maximum remaining contingent consideration payable under the arrangement. Accordingly, the fair value of the contingent consideration could not materially increase, however, a significant decrease in the Federal Funds rate could result in a material decrease in the derivative liability.
RECONCILIATION OF FAIR VALUE MEASUREMENTS CATEGORIZED WITHIN LEVEL 3

(in millions)	December 31, 2024	December 31, 2023
Beginning of the year	$186.2	$206.4
Payments(1)	(64.5)	(28.7)
Change in estimated fair value	6.5	8.5
Transfers out of level 3(2)	(128.2)	$—
End of the year	$—	$186.2
(1)The Company has presented $27.2 million of the 2023 payment, which represents the fair value of the contingent consideration at acquisition date, within net cash provided by financing activities in the consolidated statement of cash flows. The 2024 payment and the remainder of the 2023 payment has been included in net cash provided by operating activities, specifically within changes in accrued expenses and other current and long-term liabilities.
(2)Historically, the forecasted Federal Funds rates represented a Level 3 input within the fair value hierarchy. However, due to the availability of projected Federal Funds curve rates through the expected remaining term of the liability, the forecasted Federal Funds rate now represents a Level 2 input within the fair value hierarchy and the contingent consideration liability has been transferred out of Level 3 of the fair value hierarchy.
Assets and Liabilities Measured at Carrying Value, for which Fair Value is Disclosed
The fair value of the Company’s financial instruments, which are measured and reported at carrying value, is as follows for the periods indicated:

	December 31, 2024		December 31, 2023
(in millions)	Carrying value	Fair value	Carrying value	Fair value
Term A Term Loans(1)	$—	$—	$843.9	**
Term A-1 Loans(1)	866.3	**	—	$—
Term B Term Loans(1)	—	—	1,402.3	**
Term B-2 Loans(1)	1,388.3	**	—	—
Outstanding borrowings on Revolving Credit Facility(1)	905.6	**	662.0	**
Contractual deposits with maturities in excess of one year(2)	—	—	129.8	**
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
Other Assets and Liabilities
The carrying value of certain of the Company’s financial instruments, other than those presented above, including cash, cash equivalents, restricted cash and restricted cash payable, short-term contractual deposits and HSA deposits, accounts receivable and securitized accounts receivable, accounts payable, accrued expenses and other current liabilities and other liabilities approximate their respective fair values due to their short-term nature or maturities. The carrying value of certain other financial instruments, including interest-bearing money market deposits, securitized debt, participation debt, borrowed federal funds and deferred consideration associated with our acquisitions approximate their respective fair values due to stated interest rates being consistent with current market interest rates.

Table of Contents	PART II
WEX INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19.	Redeemable Non-Controlling Interest
During 2019, the Company acquired Discovery Benefits, an employee benefits administrator, from SBI, who obtained a 4.9 percent equity interest in PO Holding, the then newly formed parent company of WEX Health and Discovery Benefits. During 2021, the Company repurchased a portion of SBI’s non-controlling interest in PO Holding, which reduced SBI’s ownership percentage to 4.53 percent.
On March 7, 2022, WEX Inc. purchased SBI’s remaining 4.53 percent interest in PO Holding. The recorded value of the redeemable non-controlling interest immediately prior to the acquisition date was $254.4 million while the initial liability associated with the future payment of the $234.0 million purchase price was recorded within other liabilities on the consolidated balance sheet at a net present value of $216.6 million using a discount rate of 3.4 percent. The associated discount relative to the purchase price was being amortized to interest expense using the effective interest method over the repayment term. The $37.8 million of excess carrying value as of the acquisition date was recorded within the change in value of redeemable non-controlling interest on the consolidated statements of operations, net of $3.5 million of deferred tax expense resulting from the difference between the book and tax bases of the deferred liability payable to SBI. The carrying value of the redeemable non-controlling interest was reduced to zero as a result of the acquisition and WEX Inc. became the sole owner of PO Holding.

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
Extension of Credit to Customers
We have entered into commitments to extend credit in the ordinary course of business. We had approximately $10.5 billion of unused commitments to extend credit at December 31, 2024, as part of established customer agreements. These amounts may increase or decrease during 2025 as we increase or decrease credit to customers, subject to appropriate credit reviews, as part of our lending product agreements. Many of these commitments are not expected to be utilized. We can adjust most of our customers’ credit lines at our discretion at any time. Therefore, we do not believe total unused credit available to customers and customers of strategic relationships represents future cash requirements. Given that the Company can generally adjust its customers’ credit lines at its discretion at any time, the unfunded portion of loan commitments to customers is unconditionally cancellable and thus the Company has not established a liability for expected credit losses on those commitments.
Unfunded Commitments
As a member bank, we have committed to providing a line of credit for the funding of up to a maximum of $20.0 million in loans to a nonprofit, community development financial institution to facilitate their offering of flexible financing for affordable, quality housing to assist Utah’s low and moderate-income residents. As of December 31, 2024, the Company has funded $6.5 million against this line of credit, which has been included on the consolidated balance sheet within accounts receivable. The Company’s remaining unused line of credit commitment as of December 31, 2024 was $13.5 million and extends through August 2025.
The Company has entered into certain subscription and limited partnership agreements for limited partnership investment of up to $10.0 million in certain venture capital funds investing in climate/alternative energy technologies. Payment on such commitments are due, from time to time, upon the request by the partnerships’ general partners up until the tenth anniversary of the respective final closing date for each venture fund, except as otherwise modified in accordance with the terms of the respective limited partnership agreements. As of December 31, 2024, the Company has made payments of $1.6 million against these commitments.

Table of Contents	PART II
WEX INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Minimum Volume, Spend and Purchase Commitments
Under existing contractual arrangements through 2025, the Company is required to purchase a minimum amount of fuel from certain European fuel suppliers on an annual basis. Upon failing to meet these minimum volume commitments, a penalty is assessed as defined under the contracts. Shortfall penalties incurred under the contracts were immaterial for the years ended December 31, 2024, 2023, and 2022. If the Company were not to purchase any fuel under these commitments after December 31, 2024, it would incur penalty expense totaling approximately $7.9 million. The Company considers the risk of incurring this maximum penalty to be remote based on current operations.
The Company’s purchase commitments include obligations made under noncancellable purchase orders and contractual obligations requiring minimum spend for certain IT and non-IT related services, including cloud-based computing services. Unconditional purchase commitments under significant non-cancelable contracts with remaining terms in excess of one year as of December 31, 2024 totaled approximately $80.3 million.
Deferred Payments on Acquisitions
On April 1, 2021, WEX Inc. completed the acquisition of certain contractual rights to serve as custodian or sub-custodian to over $3 billion of HSAs from the HealthcareBank division of Bell Bank, a subsidiary of SBI. WEX Inc. paid Bell Bank cash consideration for the acquisition of $200.0 million on the closing of the acquisition, $25.0 million in July 2023 and $12.5 million in January 2024. The purchase agreement included additional consideration payable to Bell Bank annually that is calculated on a quarterly basis and is contingent, and based, upon increases in the Federal Funds rate from the date of acquisition. The contingent payment period extends through the earlier of (i) the year ending December 31, 2030, or (ii) the date when the cumulative amount paid as contingent consideration equals $225.0 million. Through December 31, 2024, $155.4 million of consideration has been incurred, $62.2 million of which is unpaid as of December 31, 2024 and is payable during the first quarter of 2025. Assuming no further changes to the Federal Funds rate as of December 31, 2024, the Company expects that it will incur the full $225.0 million in contingent consideration.
As more fully discussed in Note 19, Redeemable Non-Controlling Interest, on March 7, 2022, WEX Inc. purchased SBI’s remaining 4.53 percent interest in PO Holding for a purchase price of $234.0 million plus any interest accruing pursuant to the terms of the Share Purchase Agreement. The purchase price is payable in three installments of $76.7 million, with the first payment made in March of 2024, and the remaining two installments payable in each of March 2025 and 2026, with a final payment of $4.0 million also payable in March 2026. WEX Inc. will owe SBI interest in arrears on the outstanding purchase price balance from March 2024 to March 2025 at the 12-month SOFR (as determined on March 1, 2024) plus 1.25 percent and on the outstanding balance from March 2025 to March 2026 at the 12-month SOFR (as determined on March 3, 2025) plus 2.25 percent, except that no interest accrues on the $4.0 million payment due in March 2026.

21.	Dividend and Net Asset Restrictions
The Company has certain restrictions on the dividends it may pay, including those under the Credit Agreement. The Credit Agreement allows us to make certain restricted payments (including dividends), subject to regulator approval, if we are able to demonstrate pro forma compliance with a consolidated leverage ratio, as defined in the Credit Agreement, of no more than 2.75 to 1.00 for the most recent period of four fiscal quarters after execution of a restricted payment. Additionally, as long as the Company would be in compliance with its consolidated interest coverage ratio, the Company may make annual restricted payments, including dividends, of up to $300.0 million initially, increasing by $50.0 million at the beginning of each subsequent fiscal year, such that the maximum payment amount will be $500.0 million for fiscal 2025. The Company has not declared any dividends on its common stock since it commenced trading on the NYSE on February 16, 2005.
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
WEX INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
FDIC regulations, WEX Bank may not pay any dividend if, following the payment of the dividend, WEX Bank would be “undercapitalized,” as defined under the Federal Deposit Insurance Act and applicable regulations. The FDIC also has the authority to prohibit WEX Bank from engaging in business practices that the FDIC considers to be unsafe or unsound, which, depending on the financial condition of WEX Bank, could include the payment of dividends. As a result of these regulations, WEX Bank is restricted in its ability to transfer a portion of its net assets to WEX Inc. As of December 31, 2024, these restricted net assets approximated 20 percent of the Company’s total consolidated net assets. WEX Bank complied with the aforementioned dividend restrictions for each of the years ended December 31, 2024, 2023 and 2022.
Certain of the Company’s other subsidiaries have restrictions on their ability to dividend funds to WEX Inc. due to specific legal or regulatory restrictions. As of December 31, 2024, such restrictions represented less than 1 percent of the Company’s total consolidated net assets.
Although the restrictions set forth above cap the amount of funding that WEX Bank and certain of the Company’s other subsidiaries can transfer to WEX Inc., we do not believe these restrictions will have a material impact on our ability to fund operating needs.

22.	Stock-Based Compensation
Under the Amended and Restated 2019 Equity and Incentive Plan (the “Amended 2019 Plan”), the Company has regularly granted equity awards in the form of stock options, restricted stock, RSUs and other stock-based awards to certain employees and directors. During 2024, the Company began granting market share units (“MSUs”) to employees in lieu of stock options. Subject to the achievement of any performance or market conditions, all equity awards vest over specified terms so long as the employee remains employed by WEX through the vesting dates, as further described below. Notwithstanding the foregoing, all equity awards provide for accelerated vesting in the event of death, upon a change of control (as defined in the Amended 2019 Plan), and beginning with awards granted during 2022, upon retirement (subject to provisions defined in the Amended 2019 Plan). There were 1.7 million shares of common stock available for grant for future equity compensation awards under the Amended 2019 Plan as of December 31, 2024.
Stock-based compensation expense recognized under our equity incentive plans was $112.2 million, $127.0 million and $97.9 million for 2024, 2023 and 2022, respectively. The associated tax benefit related to these costs was $19.7 million, $23.1 million and $16.9 million, for 2024, 2023 and 2022, respectively.
Restricted Stock Units
The Company periodically grants RSUs, a right to receive a specific number of shares of the Company’s common stock at a specified date, to non-employee directors and certain employees. RSUs granted to non-employee directors vest 12 months from the date of grant. RSUs issued to employees generally vest in even annual increments over up to three years. The grant date fair value of RSUs was based on the Company’s stock price on the date of grant.
The following is a summary of RSU activity during the year ended December 31, 2024:

(in millions except per share data)	Restricted Stock Awards	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2024	0.5	$176.06
Granted	0.3	214.74
Vested, including 0.1 shares withheld for tax(1)	(0.3)	178.29
Forfeited	—	196.55
Unvested at December 31, 2024	0.5	$196.94
(1)The Company withholds shares of common stock to pay the minimum required statutory taxes due upon RSU vesting. Cash is then remitted by the Company to the appropriate taxing authorities.
As of December 31, 2024, there was $52.3 million of total unrecognized compensation cost related to RSUs. That cost is expected to be recognized over a weighted-average period of 1.3 years. The total grant-date fair value of RSUs granted

Table of Contents	PART II
WEX INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
during 2024, 2023 and 2022 was $62.2 million, $58.4 million and $45.9 million, respectively. The total grant-date fair value of RSUs that vested during 2024, 2023 and 2022 was $44.9 million, $39.2 million and $46.3 million, respectively.
Deferred Stock Units
Non-employee directors may elect to defer their cash fees and RSUs in the form of DSUs. These awards are distributed as common stock 200 days immediately following the date upon which such director’s service as a member of the Company’s board of directors terminates for any reason.
There were approximately 0.1 million DSUs outstanding as of both December 31, 2024 and 2023. DSU activity is not included in the RSU table above. Unvested DSUs as of December 31, 2024 and 2023 were not material.
Performance-Based Restricted Stock Units
Performance-based restricted stock units
The Company periodically grants PBRSUs to employees, which is a right to receive stock based on the achievement of performance goals and continued employment during the vesting period. PBRSU awards generally have performance goals spanning one to three years, depending on the nature of the goal, and the ultimate number of shares earned can vary dependent on final performance attainment levels. The grant date fair value of PBRSUs was based on the Company’s stock price on the date of grant.
Performance-based restricted stock units with a market condition
The Company has periodically granted employees PBRSUs with an added relative TSR modifier to scale the payment up or down by +/- 15 percent. The TSR modifier’s performance period generally spans three years and the ultimate modifier is based on the Company’s TSR relative to the TSR of the companies included in the S&P MidCap 400 Index over the specified TSR performance period. No material PBRSUs with market conditions were granted during 2024, 2023 and 2022.
Rollforward of PBRSUs
The following is a summary of PBRSU activity during the year ended December 31, 2024:

(in millions except per share data)	PBRSU Awards	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2024	0.8	$184.81
Granted	0.2	231.42
Forfeited	(0.1)	182.57
Vested, including 0.1 shares withheld for tax(1)	(0.2)	232.07
Performance adjustment(2)	—	NM
Unvested at December 31, 2024	0.7	$185.08
NM - Not meaningful
(1)The Company withholds shares of common stock to pay the minimum required statutory taxes due upon PBRSU vesting. Cash is then remitted by the Company to the appropriate taxing authorities.
(2)Reflects adjustments to the number of shares of PBRSUs expected to vest based on the change in estimated performance attainments during the year ended December 31, 2024. This adjustment does not include the impact on awards as a result of expected market condition attainments until the attainment measurement period concludes.
As of December 31, 2024, there was $35.9 million of unrecognized compensation cost related to PBRSUs, which is based on the expected achievement of each award’s underlying performance goals as of December 31, 2024. Such cost is expected to be recognized over a weighted-average period of 1.7 years, however, we assess the likelihood of achieving the predetermined financial metrics associated with each award on a quarterly basis and the expense recognized, if any, will be adjusted accordingly. The total grant-date fair value of PBRSUs granted during 2024, 2023 and 2022 was $48.2 million, $42.4 million and $39.5 million, respectively. The total grant-date fair value of PBRSUs that vested during 2024, 2023 and 2022 was $49.5 million, $16.3 million and $17.2 million, respectively.

Table of Contents	PART II
WEX INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Market Share Units
The Company periodically grants MSUs, which are market-based equity awards that represent a right to receive shares of the Company’s common stock at specified future dates if certain WEX stock price performance and vesting conditions are met. The number of MSUs that will be eligible to vest will be based on the performance of our stock price over the vesting period. The MSUs are designed to vest in three tranches with the target quantity for each tranche equal to one-third of the total MSU grant. The first tranche vests based on a one-year performance period; the second tranche vests based on a two-year performance period; and the third tranche vests based on a three-year performance period. Performance is measured based on a payout factor resulting from dividing the 10-day volume weighted average price immediately preceding the vest date by the 10-day volume weighted average price immediately preceding the grant date. If the payout factor is below 60 percent, no MSUs shall vest on the applicable vesting date. The payout factor is capped at 200 percent.
Grant-date fair value of MSUs
The fair value of each 2024 MSU tranche was estimated at the date of grant using the Monte-Carlo simulation model, assuming no expected dividends and the following assumptions:

Grant date	3/15/2024
Stock price(1)	$232.20
Risk-free interest rate(2)	4.49%
Expected stock price volatility(3)	33.45%
Weighted-average fair value per share(1)	$269.90 - $311.29
(1)At the date of grant.
(2)The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant for the period matching the vesting term of the awards.
(3)The Company estimates expected stock price volatility based on historical volatility of the Company’s common stock over a period matching the vesting term of the awards.
We amortize the compensation expense over the performance and service periods on a ratable basis. As of December 31, 2024, there was $5.9 million of unrecognized compensation cost related to MSUs that is expected to be recognized over a weighted-average period of 1.5 years. The total grant-date fair value of MSUs granted during 2024 was $19.5 million.
Rollforward of MSUs
The following is a summary of MSU activity during the year ended December 31, 2024:

(in millions except per share data)	MSU Awards	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2024	—	$—
Granted	0.1	291.25
Forfeited	—	291.86
Vested	—	—
Performance adjustment(1)	—	—
Unvested at December 31, 2024	0.1	$292.20
(1)This adjustment will not include the impact on awards as a result of expected market condition attainments until the attainment measurement period concludes.
Stock Options
Service-Based Stock Options
Through 2023, the Company periodically granted stock options to certain officers and employees, which generally become exercisable over three years (with approximately 33 percent of the total grant vesting each year on the anniversary of the grant date) and expire 10 years from the date of grant. All service-based stock option grants provide for

Table of Contents	PART II
WEX INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
an option exercise price equal to the closing market value of the common stock on the date of grant as reported by the NYSE. The fair value of options were estimated on the grant date using the Black-Scholes-Merton option-pricing model, assuming no expected dividends and the following assumptions:

	2023	2022
Weighted average grant date fair value	$81.65	$70.82
Weighted average expected term (in years)(1)	6	6
Weighted average exercise price	$173.56	$163.22
Expected stock price volatility(2)	43.64%	42.23%
Risk-free interest rate(3)	3.55%	2.13%
(1)Based on the Company’s limited history of option exercises and its granting of service-based stock options with “plain vanilla” characteristics, the Company uses the simplified method to estimate the expected term of its employee stock options. The expected term assumption represents the period of time that options granted are expected to be outstanding.
(2)The Company estimates expected stock price volatility based on historical volatility of the Company’s common stock over a period matching the expected term of the options granted.
(3)The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant for the period matching the expected term of the option.
The following is a summary of all stock option activity during the year ended December 31, 2024:

(in millions, except per share data or as otherwise indicated)	Option Awards	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2024	0.8	$155.58
Granted	—	—
Exercised	(0.1)	126.53
Forfeited or expired	—	177.68
Outstanding at December 31, 2024	0.6	$160.68	6.1	$13.9
Exercisable at December 31, 2024	0.5	$157.32	5.4	$13.1
Expected to vest at December 31, 2024	0.2	$170.27	7.9	$0.8
As of December 31, 2024, there was $4.3 million of total unrecognized compensation cost related to options. That cost is expected to be recognized over a weighted-average period of 0.9 years. The total intrinsic value of options exercised during the years ended December 31, 2024, 2023 and 2022 was $11.7 million, $10.1 million and $2.2 million, respectively.

23.	Restructuring Activities
In connection with an initiative to streamline our organizational structure to support the achievement of our strategic and executional imperatives, during June 2024, the Company initiated a restructuring initiative consisting primarily of employee separation costs, which the Company determined were probable and reasonably estimable. During the year ended December 31, 2024, costs incurred under this initiative were $12.3 million. Of this total cost, $7.0 million was included within cost of sales, $3.2 million was included within general and administrative expense and the remainder was included within sales and marketing expense on the consolidated statements of operations. The initiative impacted all three of our reportable segments, with approximately $6.2 million being charged to Mobility and the remaining amount divided evenly between Corporate Payments and Benefits. There were no material accrued and unpaid charges related to this initiative as of December 31, 2024.

Table of Contents	PART II
WEX INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
During October 2022, the Company commenced a restructuring initiative as a result of its global review of operations in light of the executive leadership team reorganization that became effective January 1, 2022. The review of operations identified certain opportunities to further streamline the business and position WEX for future growth. The restructuring charges related to this initiative, which primarily consisted of employee separation costs, were $9.2 million for the year ended December 31, 2022, $4.7 million of which was recorded within our Mobility segment and the remaining amount recorded between our Corporate Payments segment, Benefits segment and unallocated corporate expenses. Approximately half of these costs have been reflected within general and administrative expense with the remaining costs split between cost of services and sales and marketing expenses on the consolidated statements of operations. There were no material remaining accrued and unpaid restructuring charges as of December 31, 2024 or 2023.

24.	Segment Information
The Company determines its operating segments and reports segment information in accordance with how our Chief Executive Officer, the Company’s CODM, allocates resources and assesses performance. The Company has both three operating segments and three reportable segments, as described below.
•Mobility provides payment solutions, transaction processing, and information management services to a diverse customer base globally. Beyond fuel cards, our portfolio includes SaaS solutions for field service management, telematics, reporting and analytics, cash flow management, and mixed-energy fleets.
•Corporate Payments delivers global B2B payment solutions, including our Direct to Corporate solution that integrates with ERPs and accounting workflows to maximize virtual payment usage, and our Embedded Payments solution that integrates virtual payment capabilities into existing workflows for a broad range of industries, including online travel. We also offer white-label partnerships with financial institutions.
•Benefits simplifies employee benefit plan administration through SaaS software integrated with payment solutions. We deliver diverse product offerings including benefit administration, HSAs, FSAs, HRAs, COBRA and direct billing, and compliance administration. WEX Inc. also serves as an IRS-designated non-bank custodian, while WEX Bank provides HSA depository services.
The CODM uses segment adjusted operating income to evaluate the financial performance of each segment and make decisions regarding the allocation of capital and resources to each segment. The CODM also uses variance analysis of segment adjusted operating income on a recurring basis to assess the performance of the segment against forecast, prior periods and the annual budget. We do not allocate assets to our operating segments as we do not use assets to assess our segment performance.
Segment revenues, expenses and adjusted operating income
Segment adjusted operating income, as reported in the following tables, excludes unallocated corporate expenses, acquisition-related intangible amortization, other acquisition and divestiture related items, debt restructuring costs, stock-based compensation, other costs and certain non-recurring or non-cash operating charges that are not core to our operations, as applicable depending on the period presented. Accordingly, certain significant expenses included below have been marked as “adjusted”, as they do not agree with similarly named expense totals appearing elsewhere within this annual report on Form 10-K, due to these exclusions.

Table of Contents	PART II
WEX INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended December 31, 2024
(in millions)	Mobility	Corporate Payments	Benefits	Total
Total revenues (revenues from external customers)(1)	$1,400.8	$487.8	$739.5	$2,628.1

Less(2):
Processing costs, adjusted	278.9	68.4	253.0
Service fees	7.2	11.7	64.8
Provision for credit losses	61.0	*	*
Operating interest expense	89.7	*	*
Sales and marketing expense, adjusted	208.4	56.9	53.4
General and administrative expense, adjusted	104.2	48.0	25.5
Other segment items(3)	52.9	46.7	35.7
Segment adjusted operating income (4)	$598.5	$256.2	$307.0	$1,161.7

	Year Ended December 31, 2023
(in millions)	Mobility	Corporate Payments	Benefits	Total
Total revenues (revenues from external customers)(1)	$1,382.7	$496.9	$668.4	$2,548.0

Less(2):
Processing costs, adjusted	268.4	70.6	239.6
Service fees	7.6	12.6	53.0
Provision for credit losses	87.1	*	*
Operating interest expense	69.5	*	*
Sales and marketing expense, adjusted	200.0	52.6	53.3
General and administrative expense, adjusted	109.7	59.7	40.8
Other segment items(3)	40.9	24.2	39.9
Segment adjusted operating income (4)	$599.4	$277.2	$241.8	$1,118.4

	Year Ended December 31, 2022
(in millions)	Mobility	Corporate Payments	Benefits	Total
Total revenues (revenues from external customers)(1)	$1,443.7	$402.3	$504.5	$2,350.5

Less(2):
Processing costs, adjusted	228.9	63.5	219.9
Service fees	8.4	13.2	43.6
Provision for credit losses	172.7	*	*
Operating interest expense	13.9	*	*
Sales and marketing expense, adjusted	193.2	52.5	46.5
General and administrative expense, adjusted	88.2	53.0	32.7
Other segment items(3)	44.9	27.4	28.2
Segment adjusted operating income (4)	$693.4	$192.7	$133.7	$1,019.8
* Not deemed a significant expense category for these reportable segments.

Table of Contents	PART II
WEX INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(1) No one customer accounted for more than 10 percent of the total consolidated revenue in 2024, 2023 or 2022.
(2) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(3) Other segment items for the Mobility reportable segment includes depreciation expense for each of the years presented. Other segment items for the Corporate Payments and Benefits reportable segments includes depreciation expense, operating interest expense and provision for credit losses for each of the years presented.
(4) See following table for a reconciliation of segment adjusted operating income to income before income taxes.

Segment adjusted operating income reconciliation

	Year ended December 31,
(in millions)	2024	2023	2022
Segment adjusted operating income:
Mobility	$598.5	$599.4	$693.4
Corporate Payments	256.2	277.2	192.7
Benefits	307.0	241.8	133.7
Total segment adjusted operating income	$1,161.7	$1,118.4	$1,019.8

Reconciliation:
Total segment adjusted operating income	$1,161.7	$1,118.4	$1,019.8
Less:
Unallocated corporate expenses	102.1	103.0	84.5
Acquisition-related intangible amortization	201.8	184.0	170.5
Other acquisition and divestiture related items	5.7	6.6	17.9
Impairment charges	—	—	136.5
Stock-based compensation	111.9	131.6	100.7
Other costs	53.9	46.1	39.9
Add:
Financing interest expense, net of financial instruments	(235.9)	(204.6)	(47.5)
Net foreign currency (loss) gain	(26.1)	4.9	(22.7)
Loss on extinguishment of Convertible Notes	—	(70.1)	—
Change in fair value of contingent consideration	(6.5)	(8.5)	(139.1)
Income before income taxes	$417.8	$368.8	$260.5

Other segment disclosures

(in millions)	Mobility	Corporate Payments	Benefits
Year Ended December 31, 2024:
Interest income(1)	$13.4	$22.7	$163.3
Operating interest expense	$89.7	$9.7	$4.6
Depreciation(2)	$52.9	$29.2	$31.6

Table of Contents	PART II
WEX INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions)	Mobility	Corporate Payments	Benefits
Year Ended December 31, 2023:
Interest income(1)	$17.5	$21.6	$109.1
Operating interest expense	$69.5	$9.4	$5.3
Depreciation(2)	$40.9	$19.5	$27.2

Year Ended December 31, 2022:
Interest income(1)	$6.5	$1.3	$32.2
Operating interest expense	$13.9	$5.8	$0.9
Depreciation(2)	$44.9	$15.2	$26.5
(1)The amounts of interest income disclosed by reportable segment are included within total revenues in the preceding tables.
(2)The amounts of depreciation disclosed by reportable segment are included within other segment items. Amounts do not include amortization of intangible assets, as amortization is not included in determining segment adjusted operating income.
Geographic Data
Revenue by principal geographic area, based on the country in which the sale originated, was as follows:

	Year ended December 31,
(in millions)	2024	2023	2022
United States	$2,289.5	$2,193.8	$2,062.0
Other international(1)	338.7	354.2	288.5
Total revenues	$2,628.1	$2,548.0	$2,350.5
(1)No single country made up more than 10 percent of total revenues for any of the years presented.
Net property, equipment and capitalized software is subject to geographic risks because it is generally difficult to move and relatively illiquid. Net property, equipment and capitalized software by principal geographic area was as follows:

	Year ended December 31,
(in millions)	2024	2023	2022
United States	$251.6	$231.7	$193.0
Other international	9.6	11.2	9.2
Net property, equipment and capitalized software	$261.2	$242.9	$202.2

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
WEX INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Quantitative measures established by regulation to ensure capital adequacy require WEX Bank to maintain minimum amounts and ratios as defined in the regulations. As of December 31, 2024, the most recent FDIC exam report categorized WEX Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events subsequent to that examination report that management believes have changed WEX Bank’s capital rating.
The following table presents WEX Bank’s actual and regulatory minimum capital amounts and ratios:

(in millions)	Actual Amount	Ratio	Minimum for Capital Adequacy Purposes Amount	Ratio	Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions Amount	Ratio
December 31, 2024
Total Capital to risk-weighted assets	$697.4	15.36%	$363.3	8.00%	$454.1	10.00%
Tier 1 Capital to average assets	$657.1	9.01%	$291.8	4.00%	$364.7	5.00%
Common equity to risk-weighted assets	$657.1	14.47%	$204.3	4.50%	$295.2	6.50%
Tier 1 Capital to risk-weighted assets	$657.1	14.47%	$272.5	6.00%	$363.3	8.00%
December 31, 2023
Total Capital to risk-weighted assets	$727.2	16.27%	$357.5	8.00%	$446.9	10.00%
Tier 1 Capital to average assets	$675.2	10.21%	$264.4	4.00%	$330.5	5.00%
Common equity to risk-weighted assets	$675.2	15.11%	$201.1	4.50%	$290.5	6.50%
Tier 1 Capital to risk-weighted assets	$675.2	15.11%	$268.1	6.00%	$357.5	8.00%

26.	Preferred Stock
Our board of directors is expressly authorized to provide for the issuance of up to 10.0 million shares of Preferred Stock, $0.01 par value per share (“Preferred Stock”), in one or more classes or series. Each such class or series of Preferred Stock shall have such voting powers, designations, preferences, qualifications and special or relative rights or privileges, limitations or restrictions thereof, as shall be determined by the board of directors, which may include, among others, redemption provisions, dividend rights, liquidation preferences, and conversion rights. There are no shares of Preferred Stock outstanding as of December 31, 2024 and 2023.

27.	Related Party Transactions
During the years ended December 31, 2023 and 2022, WEX had certain transactions with parties determined to be related to the Company through equity interests. Such related parties included:
SBI/Bell Bank – Prior to the Company’s repurchase of SBI’s equity interest in PO Holding during 2022, this entity was considered a related party. See Note 19, Redeemable Non-Controlling Interest and Note 20, Commitments and Contingencies, for further information regarding transactions between the Company and these parties.
Warburg Pincus – During 2023, Warburg Pincus sold all of its issued shares of WEX common stock and the Company repurchased all of the Company’s outstanding Convertible Notes held by Warburg Pincus. Under the terms of the private placement, for so long as Warburg Pincus continued to own at least 50 percent of the aggregate amount of the shares issued and the shares of common stock issuable upon conversion of the Convertible Notes, Warburg Pincus was entitled to nominate an individual to the board of directors. Such nominee was a managing director at Warburg Pincus LLC. As a member of our board of directors, such individual received remuneration for their services, which was immaterial for the years ended December 31, 2023 and 2022. See Note 16, Financing and Other Debt, for further information regarding transactions between the Company and this related party.

Table of Contents	PART II
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls
and Procedures
Our management, under the supervision and with the participation of the principal executive officer and principal financial officer of WEX Inc., evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2024. “Disclosure controls and procedures” are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports it files or submits under the Exchange Act, is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, the principal executive officer and principal financial officer of WEX Inc. concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2024.
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
Under the supervision of and with the participation of management, including the principal executive officer and principal financial and accounting officer, an evaluation was conducted of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by The Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s evaluation under the framework in Internal Control - Integrated Framework (2013), management concluded that WEX Inc.’s internal control over financial reporting was effective as of December 31, 2024.
The effectiveness of our internal control over financial reporting as of December 31, 2024, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Table of Contents	PART II
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Table of Contents	PART II
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of WEX Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of WEX Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 20, 2025, expressed an unqualified opinion on those financial statements.
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
February 20, 2025

Table of Contents	PART II
ITEM 9B. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f)) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
See the information in the Company’s definitive proxy statement to be delivered to stockholders in connection with the 2025 Annual Meeting of Stockholders (the “2025 Proxy Statement”) set forth under the captions “Executive Officers” and “Governance” and the related subsections including “The Board of Directors” and “Delinquent Section 16(a) Reports,” if applicable, which information is incorporated herein by reference.
We have adopted the WEX Insider Trading Policy applicable to our directors, employees, certain consultants, certain family members of company personnel and entities controlled by the foregoing (“Covered Persons”), as well as the Company itself. We believe our policy is reasonably designed to promote compliance with insider trading laws, rules, and regulations, and the listing standards of the New York Stock Exchange. Our Insider Trading Policy, among other things, (i) prohibits Covered Persons from trading in securities of WEX and certain other companies while in possession of material, non-public information, (ii) prohibits Covered Persons from disclosing material, non-public information of WEX, or another publicly traded company, to others who may trade on the basis of that information, and (iii) requires that certain designated persons only purchase or sell WEX securities during an open window period, subject to limited exceptions. A copy of our insider trading policy is filed as Exhibit 19 to this Annual Report on Form 10-K.
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

ITEM 11. EXECUTIVE COMPENSATION
See the information in the 2025 Proxy Statement set forth under the captions “Executive Compensation” and the related subsections and “Governance” and related subsections including “Director Compensation” and “Compensation Committee Interlocks and Insider Participation”, which information is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
See the information in the 2025 Proxy Statement set forth under the caption “Information About Stock Ownership” and related subsections including “Securities Authorized for Issuance under Equity Compensation Plans” and “Principal Stockholders”, which information is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
See the information in the 2025 Proxy Statement set forth under the caption “Governance” and related subsections including “Director Independence” and “Certain Relationships and Related Transactions,” which information is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information about aggregate fees billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34) will be presented in the 2025 Proxy Statement set forth under the caption “Audit Matters” and related subsection “Auditor Selection and Fees,” which information is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this report:
1.Financial Statements (see Index to Consolidated Financial Statements on page 76).
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

10.10	Fourth Amendment to Amended and Restated Credit Agreement, dated January 22, 2024 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 25, 2024)

Table of Contents	PART IV

10.11
Fifth Amendment to Amended and Restated Credit Agreement and First Amendment to U.S. Security Agreement, dated May 10, 2024 (certain schedules and exhibits omitted pursuant to Regulation S-K Item 601(a)(5))(incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 15, 2024)

10.12	*	Sixth Amendment to Amended and Restated Credit Agreement, dated November 26, 2024

10.13
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

10.14	†	Wright Express Corporation Amended 2010 Equity and Incentive Plan (incorporated by reference to Exhibit No. 99.1 to our Current Report on Form 8-K filed with the SEC on May 21, 2010)

10.15	†	WEX Inc. 2019 Equity and Incentive Plan (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on May 15, 2019)

10.16	†	Amended and Restated 2019 Equity and Incentive Plan (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on June 10, 2021)

10.17	†
2015 Form of WEX Inc. Long Term Incentive Program Non-Statutory Stock Option Award Agreement (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on May 1, 2015)

10.18	†
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

10.24	†
Form of WEX Inc. 2023 Performance-Based Restricted Stock Unit Award Agreement under the WEX Inc. Amended and Restated 2019 Equity and Incentive Plan (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on April 27, 2023)

10.25	†
Form of WEX Inc. 2024 Performance-Based Restricted Stock Unit Award Agreement under the WEX Inc. Amended and Restated 2019 Equity and Incentive Plan (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on April 25, 2024)

10.26	†
Form of WEX Inc. Restricted Stock Unit Award Agreement, in use beginning March 15, 2022, under the Amended and Restated 2019 Equity and Incentive Plan (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on May 3, 2022)

10.27	†
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

Table of Contents	PART IV

10.29	†
Form of WEX Inc. 2024 Restricted Stock Unit Award Agreement under the WEX Inc. Amended and Restated 2019 Equity and Incentive Plan (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on April 25, 2024)

10.30	†
Form of WEX Inc. 2024 Market Share Unit Award Agreement under the WEX Inc. Amended and Restated 2019 Equity and Incentive Plan (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed with the SEC on April 25, 2024)

10.31	†
Wright Express Corporation Amended and Restated Non-Employee Directors Deferred Compensation Plan (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K filed with the SEC on January 7, 2009)

10.32	†	Non-Employee Director Compensation Plan (Effective October 1, 2023) (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed with the SEC on October 27, 2023)

10.33	†	Non-Employee Director Compensation Plan (Effective October 1, 2024)(incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on October 24, 2024)

10.34	†
Form of Non-Employee Director Long Term Incentive Program Award Agreement under the Amended and Restated Wright Express Corporation 2005 Equity and Incentive Plan (for grants received prior to December 31, 2006) (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on August 5, 2008)

10.35	†
Form of Wright Express Corporation Non-Employee Director Compensation Plan Award Agreement under the Wright Express Corporation 2010 Equity and Incentive Plan (incorporated by reference to Exhibit No. 10.31 to our Annual Report on Form 10-K filed with the SEC on February 28, 2011)

10.36	†	2015 Section 162(m) Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 21, 2015)

10.37	†	2017 Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q filed with the SEC on April 25, 2024)

10.38	†	WEX Inc. Executive Severance Pay and Change in Control Plan dated March 5, 2018 (incorporated by reference to Exhibit No. 10.18 to our Annual Report on Form 10-K filed with the SEC on March 18, 2019)

10.39	†*	WEX Inc. Amended and Restated Executive Severance Pay and Change in Control Plan (Effective January 1, 2025)

10.40	†	Form of Employment Agreement for Melissa Smith (incorporated by reference to Exhibit No. 10.6 to our Current Report on Form 8-K filed with the SEC on January 7, 2009)

10.41	†	Offer Letter dated September 9, 2019 between WEX Inc. and Mr. Deshaies (incorporated by reference to Exhibit 10.64 to our Annual Report on Form 10-K filed with the SEC on March 1, 2021)

10.42	†	Offer Letter dated November 6, 2015 between WEX Inc. and Mr. Dearborn (incorporated by reference to Exhibit 10.65 to our Annual Report on Form 10-K filed with the SEC on March 1, 2021)

10.43	†	Offer letter, dated April 20, 2022, between WEX Inc. and Jagtar Narula (incorporated by reference to Exhibit 10.1 to our Current Report on 8-K filed with the SEC on April 26, 2022)

10.44	†	Offer letter, dated November 7, 2023, between WEX Inc. and Sachin Dhawan (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed with the SEC on April 25, 2024)

19	*	WEX Insider Trading Policy

21.1	*	Subsidiaries of the registrant

23.1	*	Consent of Independent Registered Accounting Firm – Deloitte & Touche LLP

31.1	*	Certification of Chief Executive Officer of WEX INC. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

31.2	*	Certification of Chief Financial Officer of WEX INC. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

32.1	*
Certification of Chief Executive Officer of WEX INC. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code

Table of Contents	PART IV

32.2	*
Certification of Chief Financial Officer of WEX INC. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code

97		Clawback Policy (incorporated by reference to Exhibit 97 to our Annual Report on Form 10-K filed with the SEC on February 23, 2024)

101.INS	*	Inline XBRL Instance Document

101.SCH	*	Inline XBRL Taxonomy Extension Schema Document

101.CAL	*	Inline XBRL Taxonomy Calculation Linkbase Document

101.LAB	*	Inline XBRL Taxonomy Label Linkbase Document

101.PRE	*	Inline XBRL Taxonomy Presentation Linkbase Document

101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

	*	Filed with this report.

	†	Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of this Form 10-K.

Table of Contents	PART IV
Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEX INC.
February 20, 2025	By:	/s/ Jagtar Narula
Jagtar Narula Chief Financial Officer (principal financial officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

February 20, 2025	/s/ Melissa D. Smith
Melissa D. Smith
Chief Executive Officer, Chair, and President
(principal executive officer)

February 20, 2025	/s/ Jagtar Narula
Jagtar Narula
Chief Financial Officer
(principal financial officer)

February 20, 2025	/s/ Jennifer Kimball
Jennifer Kimball
Chief Accounting Officer
(principal accounting officer)

February 20, 2025	/s/ Jack A. VanWoerkom
Jack A. VanWoerkom
Vice Chairman and Lead Director

February 20, 2025	/s/ Nancy Altobello
Nancy Altobello
Director

February 20, 2025	/s/ Daniel Callahan
Daniel Callahan
Director

February 20, 2025	/s/ Shikhar Ghosh
Shikhar Ghosh
Director

February 20, 2025	/s/ James Groch
James Groch
Director

Table of Contents	PART IV

February 20, 2025	/s/ James C. Neary
James C. Neary
Director

February 20, 2025	/s/ Derrick Roman
Derrick Roman
Director

February 20, 2025	/s/ Stephen Smith
Stephen Smith
Director

February 20, 2025	/s/ Susan Sobbott
Susan Sobbott
Director

February 20, 2025	/s/ Aimee Cardwell
Aimee Cardwell
Director