Form 10-Q
period 2025-03-31
WEX Inc.
filed 2025-05-01
CIK 1309108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
☐ Yes  ☒  No
Number of shares of common stock outstanding as of April 24, 2025 was 34,244,545.

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
FORWARD–LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for statements that are forward-looking and are not statements of historical facts. This Quarterly Report on Form 10-Q includes forward-looking statements including, but not limited to, statements about management’s plans and goals. Any statements in this Quarterly Report that are not statements of historical facts are forward-looking statements. When used in this Quarterly Report, the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “positions,” “confidence,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. Forward-looking statements relate to our future plans, objectives, expectations and intentions and are not historical facts and accordingly involve known and unknown risks and uncertainties and other factors that may cause the actual results or performance to be materially different from future results or performance expressed or implied by these forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Quarterly Report and in oral statements made by our authorized officers:
•the impact of fluctuations in the amount of fuel purchased and sold by our customers and retail partners, respectively, fuel price volatility, and the actual price of fuel, including fuel spreads in the Company’s international markets, and the resulting impact on the Company’s results, including margins, revenues, and net income;
•the effects of general economic conditions and the amount of business activity in the economies in which we operate, particularly in the U.S., Europe, and the United Kingdom, including, but not limited to, conditions resulting from an economic recession, the impact of tariffs or international trade wars, increasing unemployment, and declining consumer confidence, which may lead to, among others, a decline or stagnation in demand for fuel, corporate payment services, travel related services, or employee benefits related products and services;
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
•the impact of provisions in our charter documents, Delaware law and applicable banking laws that may delay or prevent our acquisition by a third party; as well as
•other risks and uncertainties identified in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 20, 2025, and subsequent filings with the Securities and Exchange Commission.
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

Adjusted free cash flow	A non-GAAP measure calculated as cash flows from operating activities, adjusted for net purchases of current investment securities, capital expenditures, net Funding Activity, changes in WEX Bank cash balances and certain other adjustments.
Adjusted net income or ANI	A non-GAAP measure that adjusts net income (loss) to exclude all items excluded in segment adjusted operating income except unallocated corporate expenses, further excluding unrealized gains and losses on financial instruments, net foreign currency gains and losses, debt issuance cost amortization, tax related items and certain other non-operating items, as applicable depending on the period presented.
Ascensus Acquisition	The acquisition from Ascensus, LLC of certain entities, which comprised the health and benefits business of Ascensus.
ASU	Accounting Standards Update
Average number of SaaS accounts	Represents the average number of active consumer-directed health, COBRA, and billing accounts on our SaaS platforms. HSA accounts for which WEX Inc. serves as the non-bank custodian under designation by the U.S. Department of Treasury are included in this average.
B2B	Business-to-Business
BTFP	The Federal Reserve Bank Term Funding Program, which provides liquidity to U.S. depository institutions.
CODM	Chief Operating Decision Maker
Company	WEX Inc. and all entities included in the consolidated financial statements.
Corporate Cash	Calculated in accordance with the terms of our consolidated leverage ratio in the Company’s Credit Agreement.
Credit Agreement	Amended and Restated Credit Agreement entered into on April 1, 2021 (as amended from time to time) by and among the Company and certain of its subsidiaries, as borrowers, and Bank of America, N.A., as administrative agent on behalf of the lenders.
DSUs	Deferred stock units held by non-employee directors.
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve Bank Discount Window	Monetary policy that allows WEX Bank to borrow funds on a short-term basis to meet temporary shortages of liquidity caused by internal or external disruptions.
FHLB	Federal Home Loan Bank
FSA	Flexible spending account
Funding Activity	Includes the change in net deposits, net advances from the FHLB, changes in participation debt, and changes in borrowings under the BTFP and borrowed federal funds
GAAP	Generally accepted accounting principles in the United States
HRA	Health Reimbursement Arrangements
HSA	Health savings account
Indenture	The indenture dated as of March 6, 2025, among the Company, the subsidiary guarantors party thereto and Citibank, N.A., as trustee, which governs the Senior Notes.
NAV	Net asset value
Net interchange rate	Represents the percentage of the dollar value of each payment processing transaction that WEX records as revenue from merchants, less certain discounts given to customers and network fees.
Net late fee rate	Net late fee rate represents late fee revenue as a percentage of fuel purchased by fleets that have a payment processing relationship with WEX.

Net payment processing rate	The percentage of each payment processing $ of fuel that the Company records as revenue from merchants less certain discounts given to customers and network fees.
OID	Original issue discount
Operating cash flow	Net cash provided by (used for) operating activities
Operating interest	Interest expense incurred on the operating debt obtained to provide liquidity for the Company’s short-term receivables or used for investing purposes in fixed income debt securities.
Over-the-road	Typically, heavy trucks traveling long distances.
Payment processing $ of fuel	Total dollar value of the fuel purchased by fleets that have a payment processing relationship with WEX.
Payment processing transactions	Total number of purchases made by fleets that have a payment processing relationship with the Company where the Company maintains the receivable for the total purchase.
Processing costs	Expenses related to processing transactions, servicing customers and merchants and costs of goods sold related to hardware and other product sales.
Purchase volume	Purchase volume in the Corporate Payments segment represents the total dollar value of all WEX-issued transactions that use WEX corporate card products and virtual card products. Purchase volume in the Benefits segment represents the total dollar value of all transactions where interchange is earned by WEX.
Revolving Credit Facility	The Company’s secured revolving credit facility under the Credit Agreement
RSUs	Restricted stock units
SaaS	Software-as-a-Service
SEC	Securities and Exchange Commission
Senior Notes	$550.0 million 6.500% senior unsecured notes, issued March 6, 2025 and due March 15, 2033
Service fees	Costs incurred from third-party networks utilized to deliver payment solutions and other third-parties utilized in performing services directly related to generating revenue.
SOFR	Secured Overnight Financing Rate
Tender Offer
The Company’s modified “Dutch auction” tender offer, that was completed on March 31, 2025, to purchase for cash up to $750 million in value of shares of its common stock upon the terms and subject to the conditions described in that certain Schedule TO and the exhibits thereto, that were originally filed by the Company with the SEC on February 26, 2025 and subsequently amended.

Topic 606	Accounting Standards Codification Section 606, Revenue from Contracts with Customers
Total segment adjusted operating income	A non-GAAP measure that adjusts operating income to exclude specified items that the Company’s management excludes in evaluating segment performance, including unallocated corporate expenses, acquisition-related intangible amortization, other acquisition and divestiture related items, debt restructuring costs, stock-based compensation, other costs and certain non-recurring or non-cash operating charges that are not core to our operations, as applicable depending on the period presented.
Total volume	Includes purchases on WEX-issued accounts as well as purchases issued by others, but using a WEX platform.
UDFI	Utah Department of Financial Institutions
VIE	Variable interest entity
WEX	WEX Inc., and all of its subsidiaries that are consolidated under accounting principles generally accepted in the United States, unless otherwise indicated or required by the context.
WEX Australia	WEX Card Holdings Australia Pty Ltd and its subsidiaries
WEX Bank	An industrial bank organized under the laws of the State of Utah, and wholly owned subsidiary of WEX, Inc.
WEX Europe Services	WEX Europe Service Limited, a European Mobility business
WEX Health	WEX Health, Inc., the Company’s healthcare technology and administration solutions provider/business.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

WEX Inc. Condensed Consolidated Statements of Operations
(in millions, except per share data)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues
Payment processing revenue	$271.8	$302.0
Account servicing revenue	179.1	173.3
Finance fee revenue	75.7	70.3
Other revenue	110.0	107.1
Total revenues	636.6	652.7
Cost of services
Processing costs	167.5	169.1
Service fees	25.7	21.0
Provision for credit losses	15.9	22.4
Operating interest	24.1	23.5
Depreciation and amortization	36.8	31.2
Total cost of services	270.0	267.2
General and administrative	73.7	88.5
Sales and marketing	90.9	85.3
Depreciation and amortization	44.7	47.2
Operating income	157.3	164.5
Financing interest expense, net of financial instruments	(53.0)	(60.3)
Change in fair value of contingent consideration	(0.8)	(1.7)
Net foreign currency loss	(3.1)	(12.5)
Income before income taxes	100.4	90.0
Income tax expense	28.9	24.2
Net income	$71.5	$65.8

Net income per share:
Basic	$1.84	$1.57
Diluted	$1.81	$1.55
Weighted average common shares outstanding:
Basic	38.9	41.8
Diluted	39.4	42.4
See notes to the unaudited condensed consolidated financial statements.

Table of Contents	PART I
WEX Inc. Condensed Consolidated Statements of Comprehensive Income
(in millions)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Net income	$71.5	$65.8

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale debt securities	48.7	(25.7)
Foreign currency translation	18.4	(21.6)
Other comprehensive income (loss), net of tax	67.1	(47.3)

Total comprehensive income	$138.6	$18.5
See notes to the unaudited condensed consolidated financial statements.

Table of Contents	PART I
WEX Inc. Condensed Consolidated Balance Sheets
(in millions, except per share data)
(unaudited)

	March 31, 2025	December 31, 2024
Assets
Cash and cash equivalents(1)	$610.3	$595.8
Restricted cash	660.9	837.8
Accounts receivable, net	3,768.4	3,008.6
Investment securities	3,828.5	3,764.7
Securitized accounts receivable, restricted(1)	129.5	109.6
Prepaid expenses and other current assets	173.5	199.0
Total current assets	9,171.0	8,515.5
Property, equipment and capitalized software (net of accumulated depreciation of $665.4 in 2025 and $632.0 in 2024)	258.8	261.2
Goodwill	2,989.9	2,983.4
Other intangible assets (net of accumulated amortization of $1,594.8 in 2025 and $1,551.1 in 2024)	1,228.5	1,260.0
Investment securities	81.6	80.5
Deferred income taxes, net	18.3	18.3
Other assets	216.2	202.8
Total assets	$13,964.4	$13,321.6
Liabilities and Stockholders’ Equity
Accounts payable	$1,361.5	$1,090.9
Accrued expenses and other current liabilities	607.1	653.6
Restricted cash payable	660.1	837.0
Short-term deposits	4,646.8	4,452.7
Short-term debt, net(1)	1,485.5	1,293.2
Total current liabilities	8,761.0	8,327.3
Long-term debt, net	4,099.5	3,082.1
Deferred income taxes, net	147.1	145.6
Other liabilities	146.4	277.7
Total liabilities	13,154.0	11,832.8
Stockholders’ Equity
Common stock $0.01 par value; 175.0 shares authorized; 50.6 shares issued in 2025 and 50.3 in 2024; 34.2 shares outstanding in 2025 and 39.0 in 2024	0.5	0.5
Additional paid-in capital	1,134.2	1,149.7
Retained earnings	2,138.3	2,066.8
Accumulated other comprehensive loss	(245.1)	(312.3)
Treasury stock at cost; 16.4 and 11.3 shares in 2025 and 2024, respectively	(2,217.5)	(1,416.0)
Total stockholders’ equity	810.4	1,488.8
Total liabilities and stockholders’ equity	$13,964.4	$13,321.6
(1) The Company’s condensed consolidated balance sheets include assets and liabilities of consolidated VIEs. See Note 10, Financing and Other Debt, for further details.

See notes to the unaudited condensed consolidated financial statements.

Table of Contents	PART I
WEX Inc. Condensed Consolidated Statements of Stockholders’ Equity
(in millions)
(unaudited)

	Common Stock Issued		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2025	50.3	$0.5	$1,149.7	$2,066.8	$(312.3)	$(1,416.0)	$1,488.8
Stock issued under share-based compensation plans	0.3	—	1.2	—	—	—	1.2
Share repurchases for tax withholdings	—	—	(25.5)	—	—	—	(25.5)
Repurchases of common stock	—	—	—	—	—	(801.6)	(801.6)
Stock-based compensation expense	—	—	8.8	—	—	—	8.8
Unrealized loss on available-for-sale debt securities	—	—	—	—	48.7	—	48.7
Foreign currency translation	—	—	—	—	18.4	—	18.4
Net income	—	—	—	71.5	—	—	71.5
Balance at March 31, 2025	50.6	$0.5	$1,134.2	$2,138.3	$(245.1)	$(2,217.5)	$810.4

Balance at January 1, 2024	49.9	$0.5	$1,053.0	$1,757.1	$(229.2)	$(760.8)	$1,820.6
Stock issued under share-based compensation plans	0.4	—	12.3	—	—	—	12.3
Share repurchases for tax withholdings	—	—	(28.2)	—	—	—	(28.2)
Repurchases of common stock	—	—	—	—	—	(73.6)	(73.6)
Stock-based compensation expense	—	—	28.1	—	—	—	28.1
Unrealized gain on available-for-sale debt securities	—	—	—	—	(25.7)	—	(25.7)
Foreign currency translation	—	—	—	—	(21.6)	—	(21.6)
Net income	—	—	—	65.8	—	—	65.8
Balance at March 31, 2024	50.3	$0.5	$1,065.2	$1,822.9	$(276.5)	$(834.4)	$1,777.7
See notes to the unaudited condensed consolidated financial statements.

Table of Contents	PART I
WEX Inc. Condensed Consolidated Statements of Cash Flows
(in millions)(unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net income	$71.5	$65.8
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	12.6	28.1
Depreciation and amortization	81.5	78.4
Provision for credit losses	15.9	22.4
Other non-cash adjustments	(1.8)	11.8
Net change in operating assets and liabilities, net of effects of business acquisitions	(661.3)	(359.8)
Net cash used for operating activities	(481.6)	(153.3)

Cash flows from investing activities
Purchases of property, equipment and capitalized software	(32.6)	(34.0)
Purchases of available-for-sale debt securities	(146.0)	(391.7)
Sales and maturities of available-for-sale debt securities	175.5	108.8
Acquisition of intangible assets	(14.5)	—
Other investing activities	(5.9)	(0.9)
Net cash used for investing activities	(23.5)	(317.8)

Cash flows from financing activities
Repurchases of common stock	(790.0)	(73.6)
Net change in deposits	193.3	133.6
Net change in restricted cash payable	(194.1)	69.3
Borrowings on revolving credit facility	3,101.9	1,041.9
Repayments on revolving credit facility	(3,053.2)	(774.1)
Borrowings on term loans	447.8	—
Repayments on term loans	(14.7)	(15.8)
Proceeds from issuance of Senior Notes	550.0	—
Advances from the FHLB	2,645.0	—
Repayments to the FHLB	(2,570.0)	—
Borrowings on BTFP	—	1,570.0
Repayments on BTFP	—	(1,585.0)
Net change in borrowed federal funds	110.0	80.0
Net borrowings on other debt	3.5	10.3
Payments of deferred and contingent consideration	(76.7)	(86.6)
Other financing activities	(34.4)	(15.9)
Net cash provided by financing activities	318.4	354.1
Effect of exchange rates on cash, cash equivalents and restricted cash	27.2	(31.3)
Net change in cash, cash equivalents and restricted cash	(159.5)	(148.3)
Cash, cash equivalents and restricted cash, beginning of period(a)	1,437.0	2,230.0
Cash, cash equivalents and restricted cash, end of period(a)	$1,277.6	$2,081.7
(a)The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within our condensed consolidated balance sheets to amounts within our condensed consolidated statements of cash flows for the periods ended:

Table of Contents	PART I

	March 31, 2025	March 31, 2024
Cash and cash equivalents	$610.3	$779.6
Restricted cash	660.9	1,302.1
Cash classified as held for sale within prepaid expenses and other current assets	6.4	—
Cash, cash equivalents and restricted cash	$1,277.6	$2,081.7
See notes to the unaudited condensed consolidated financial statements.

Table of Contents	PART I

WEX INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	Basis of Presentation
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
In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation in accordance with GAAP have been included. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results for any future periods or the year ending December 31, 2025. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements that are included in the Company’s Annual Report on Form 10–K for the year ended December 31, 2024, filed with the SEC on February 20, 2025 (“2024 Annual Report”).
We have applied the same accounting policies in preparing these quarterly financial statements as we did in preparing our 2024 annual financial statements. The Company rounds amounts in the condensed consolidated financial statements to millions and calculates all percentages and per-share data from underlying whole-dollar amounts. Thus, certain amounts may not foot, crossfoot or recalculate based on reported numbers due to rounding. We have included certain terms and abbreviations used throughout this Quarterly Report on Form 10-Q within “Acronyms and Abbreviations” in the front of this document.

2.	Significant Accounting Policies
Significant Accounting Policies
The significant accounting policies used in preparation of these condensed consolidated financial statements as of and for the three months ended March 31, 2025, are consistent with those discussed in “Note 1, Basis of Presentation and Summary of Significant Accounting Policies” to the consolidated financial statements in our 2024 Annual Report.
Recent Accounting Pronouncements
The Company evaluates all ASUs recently issued by the FASB for consideration of their applicability. Any recently issued ASUs not listed in the following table were assessed and determined to either not be applicable, or have not had, or are not expected to have, a material impact on our condensed consolidated financial statements. The Company did not adopt any accounting standards during the three months ended March 31, 2025.

Table of Contents	PART I
WEX INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (unaudited)

Standard	Description	Date/Method of Adoption	Effect on financial statements or other significant matters
Not Yet Adopted as of March 31, 2025
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

ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses	Requires disclosure in the notes to the financial statements of specified information about certain costs and expenses (including the amounts of employee compensation, depreciation and intangible asset amortization) included within each income statement expense caption.	The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU, or (2) retrospectively to all prior periods presented in the financial statements.	The Company is currently evaluating the impact that the adoption of this ASU will have on its consolidated financial statements and disclosures.

3.	Revenues
In accordance with Topic 606, revenue is recognized when, or as, performance obligations are satisfied as defined by the terms of the contract, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for goods or services provided. Income recognized that is not derived from a contract with a customer within the scope of Topic 606 is included within Non-Topic 606 revenues.
The following tables disaggregate the Company’s consolidated revenues, substantially all of which relate to services transferred to the customer over time:

	Three Months Ended March 31, 2025
(in millions)	Mobility	Corporate Payments	Benefits	Total
Topic 606 revenues
Payment processing revenue	$156.4	$85.7	$29.7	$271.8
Account servicing revenue	10.2	13.3	115.9	139.4
Other revenue	25.2	—	7.8	33.0
Total Topic 606 revenues	$191.8	$99.0	$153.5	$444.3
Non-Topic 606 revenues	142.0	4.5	45.8	192.3
Total revenues	$333.8	$103.5	$199.3	$636.6

Table of Contents	PART I
WEX INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (unaudited)

	Three Months Ended March 31, 2024
(in millions)	Mobility	Corporate Payments	Benefits	Total
Topic 606 revenues
Payment processing revenue	$170.7	$103.2	$28.1	$302.0
Account servicing revenue	9.2	10.0	117.0	136.2
Other revenue	23.5	—	7.7	31.2
Total Topic 606 revenues	$203.4	$113.2	$152.8	$469.4
Non-Topic 606 revenues	135.6	9.4	38.4	183.4
Total revenues	$339.0	$122.5	$191.2	$652.7

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

(in millions)
Contract balance	Location on the condensed consolidated balance sheets	March 31, 2025	December 31, 2024
Receivables	Accounts receivable, net	$57.2	$60.4
Contract assets	Prepaid expenses and other current assets	11.5	9.9
Contract assets	Other assets	36.6	29.1
Contract liabilities	Accrued expenses and other current liabilities	28.8	28.6
Contract liabilities	Other liabilities	45.5	51.3
During the three months ended March 31, 2025, the Company recognized revenue of $8.9 million related to contract liabilities existing as of December 31, 2024.
Remaining Performance Obligations
The Company’s unsatisfied or partially unsatisfied performance obligations as of March 31, 2025 represent the remaining minimum monthly fees on a portion of contracts across the lines of business, deferred revenue associated with stand ready payment processing obligations and contractually obligated professional services yet to be provided by the Company. The total remaining performance obligations below are not indicative of the Company’s future revenue, as they relate to an insignificant portion of the Company’s operations.
The following table includes revenue expected to be recognized related to remaining performance obligations at the end of the indicated reporting period.

(in millions)	Remaining 2025	2026	2027	2028	2029	Thereafter	Total
Minimum monthly fees[1]	$54.0	$35.2	$13.5	$7.4	$2.3	$1.2	$113.6
Other[2]	26.4	28.0	30.2	7.3	8.0	15.8	115.9
Total remaining performance obligations	$80.5	$63.2	$43.7	$14.7	$10.4	$17.0	$229.4

Table of Contents	PART I
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
Asset Acquisition
During January 2025, the Company entered into a purchase and sale agreement for the purchase of a portfolio of factoring accounts receivable from a third-party, which serves various customers in the U.S. transportation industry. During March 2025, the Company closed on the acquisition of these receivables, paying the seller a preliminary purchase price of $144.5 million, which includes a 10 percent premium relative to the net value of the receivables balance as of the valuation date, plus certain customary adjustments, as defined in the purchase and sale agreement. We accounted for this transaction under the asset acquisition method of accounting and allocated $130.0 million of the total cost of the acquisition to accounts receivable, net of allowance and $14.5 million to a customer relationship intangible asset with a ten-year life. The consideration paid for the accounts receivable was included within operating activities in the consolidated statement of cash flows.

5.	Accounts Receivable, Net
Accounts receivable consists of amounts billed to and due from customers across a wide range of industries and other third parties. The Company often extends short-term credit to cardholders by paying the merchant for the purchase price less the fees it retains and records as revenue, then subsequently collecting the total purchase price from the cardholder. The Company also extends revolving credit to certain small fleets. The Company had approximately $116.0 million and $114.1 million in gross receivables with revolving credit balances as of March 31, 2025 and December 31, 2024, respectively.
The allowance for accounts receivable consists of reserves for both credit and fraud losses, reflecting management’s current estimate of uncollectible balances on its accounts receivable. The following tables present changes in the accounts receivable allowances by portfolio segment:

	Three Months Ended March 31, 2025
(in millions)	Mobility	Corporate Payments	Benefits	Total
Balance, beginning of period	$56.6	$13.2	$7.7	$77.6
Provision for credit losses(1)	13.9	3.0	(1.0)	15.9
Other(2)	4.6	—	—	4.6
Charge-offs	(24.0)	(1.6)	—	(25.7)
Recoveries of amounts previously charged-off	2.5	—	—	2.5
Currency translation	0.2	0.3	—	0.5
Balance, end of period	$53.9	$14.9	$6.7	$75.5

Table of Contents	PART I
WEX INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (unaudited)

	Three Months Ended March 31, 2024
(in millions)	Mobility	Corporate Payments	Benefits	Total
Balance, beginning of period	$72.8	$9.2	$8.1	$90.1
Provision for credit losses(1)	20.8	1.3	0.3	22.4
Other(2)	7.1	—	—	7.1
Charge-offs	(31.1)	(1.2)	—	(32.3)
Recoveries of amounts previously charged-off	3.2	—	—	3.2
Currency translation	(0.3)	(0.1)	—	(0.4)
Balance, end of period	$72.5	$9.2	$8.4	$90.1

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
The following table presents the outstanding balance of trade accounts receivable that are less than 30 and 60 days past due, shown in each case as a percentage of total trade accounts receivable:

Delinquency Status	March 31, 2025	December 31, 2024
Less than 30 days past due	99%	98%
Less than 60 days past due	99%	99%
Concentration of Credit Risk
The receivables portfolio primarily consists of a large group of homogeneous balances across a wide range of industries, which are collectively evaluated for impairment. No individual customer had a receivable balance representing 10 percent or more of the outstanding receivables balance at March 31, 2025 or December 31, 2024.

6.	Repurchases of Common Stock
Under share buyback plans, which may be authorized by our board of directors from time to time, the Company may repurchase up to specified dollar values of shares of its common stock through open market purchases, privately negotiated transactions, accelerated share repurchase programs, issuer self-tender offers or other methods approved by our board of directors.
Modified “Dutch auction” Tender Offer
On February 26, 2025, the Company commenced a modified “Dutch auction” tender offer to repurchase up to $750.0 million worth of its common stock (the “Tender Offer”). On March 31, 2025, the Company completed the Tender Offer and accepted for purchase a total of approximately 4.9 million shares of its common stock at a purchase price of $154 per share. The Company paid $750.0 million in cash to complete the Tender Offer, excluding related costs and fees. The Company incurred approximately $4.1 million of costs and fees related to the Tender Offer, which are recorded along with the cost of the shares repurchased as treasury stock on the accompanying condensed consolidated financial statements.

Table of Contents	PART I
WEX INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (unaudited)
Summary of Share Repurchases
During the three months ended March 31, 2025 and 2024, pursuant to our existing previously approved and announced repurchase program, the Company repurchased the following approximate shares of common stock, inclusive of the share purchases under the Tender Offer, which have been recorded as treasury stock:

(In millions)	Shares	Total Cost[1]
Three months ended March 31, 2025	5.1	$801.6
Three months ended March 31, 2024	0.4	$73.6
1 Reflects the applicable one percent excise tax imposed by the Inflation Reduction Act of 2022 on the net value of certain stock repurchases and costs and fees of the Tender Offer.

7.	Earnings per Share
Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock and vested DSUs outstanding during the year. The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that diluted earnings per share includes the assumed exercise of dilutive options, the assumed issuance of unvested RSUs, performance-based awards for which the performance condition has been met as of the date of determination and contingently issuable shares that would be issuable if the end of the reporting period was the end of the contingency period, using the treasury stock method unless the effect is anti-dilutive. The treasury stock method assumes that proceeds, including cash received from the exercise of employee stock options and the average unrecognized compensation expense for unvested share-based compensation awards, would be used to purchase the Company’s common stock at the average market price during the period.
The following table presents net income and reconciles basic and diluted shares outstanding used in the earnings per share computations:

	Three Months Ended March 31,
(in millions)	2025	2024
Net income	$71.5	$65.8

Weighted average common shares outstanding – Basic	38.9	41.8
Dilutive impact of share-based compensation awards(1)	0.5	0.6
Weighted average common shares outstanding – Diluted	39.4	42.4
(1)For the three months ended March 31, 2025 and 2024, 0.6 million and 0.3 million of outstanding share-based compensation awards were excluded from the computation of diluted earnings per share under the treasury stock method, as the effect of including those shares would be anti-dilutive.

8.	Derivative Instruments
Contingent Consideration Derivative Liability
At March 31, 2025 and December 31, 2024, the Company had a contingent consideration derivative liability associated with its asset acquisition from Bell Bank. See Note 13, Financial Instruments − Fair Value and Concentrations of Credit Risk, for further discussion of this derivative and for more information regarding the valuation of the Company’s derivatives.

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
The following table presents the composition of deposits, which are classified as short-term or long-term based on their contractual maturities:

(in millions)	March 31, 2025	December 31, 2024
Customer deposits	$278.0	$173.2
Contractual deposits with maturities within 1 year(1),(2)	187.1	129.2
Interest-bearing money market deposits(1)	561.6	530.2
HSA deposits(3)	3,620.0	3,620.0
Short-term deposits	$4,646.8	$4,452.7

Weighted average cost of HSA deposits outstanding	0.11%	0.11%
Weighted average cost of funds on contractual deposits outstanding	2.40%	1.50%
Weighted average cost of interest-bearing money market deposits outstanding	4.47%	4.57%
(1)As of March 31, 2025 and December 31, 2024, all certificates of deposit and money market deposits were in denominations of $250,000 or less, corresponding to FDIC deposit insurance limits.
(2)Includes certificates of deposit and certain money market deposits, which have a fixed maturity.
(3)HSA deposits are recorded within short-term deposits on the condensed consolidated balance sheets as the funds can be withdrawn by the account holders at any time.

10.	Financing and Other Debt
The following tables summarize the Company’s total outstanding debt as of March 31, 2025 and December 31, 2024.

	As of March 31, 2025		As of December 31, 2024
(in millions)	Balance Outstanding	Interest Rate	Balance Outstanding	Interest Rate
Short term debt:
Securitized debt (VIEs)	$95.0	5.49%	$86.8	5.58%
Participation debt	46.5	6.57%	49.2	6.58%
FHLB advances	1,180.0	4.42%	1,105.0	4.63%
Borrowed federal funds	110.0	4.50%	—	—%
Current portion of long-term debt(6)	54.0	**	52.1	**
Total short term debt, net	$1,485.5		$1,293.2
**    Provided for the total Credit Agreement borrowings below.

Table of Contents	PART I
WEX INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (unaudited)

	Balance Outstanding at:
(in millions)	March 31, 2025	December 31, 2024
Long-term debt:
Credit Agreement:
Term A-1 Loans due May 10, 2029(1)	$855.0	$866.3
Term B-2 Loans due April 1, 2028(2)	1,384.9	1,388.3
Term B-3 Loans due March 6, 2032(2)	450.0	—
Borrowings on Revolving Credit Facility due May 10, 2029(1)	954.3	905.6
Total borrowings under the Credit Agreement(3)	3,644.2	3,160.2
Senior Notes due March 15, 2033	550.0	—
Total long-term debt(4)	4,194.2	3,160.2
Less total unamortized debt issuance costs/discounts	(40.6)	(25.9)
Less current portion of long-term debt(5)	(54.0)	(52.1)
Long-term debt, net	$4,099.5	$3,082.1
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
(2)Bears interest at variable rates, at the Company’s option, plus an applicable margin, which is fixed at 0.75 percent for base rate borrowings and 1.75 percent with respect to Term SOFR borrowings.
(3)As of both March 31, 2025 and December 31, 2024, amounts outstanding under the Credit Agreement bore a weighted average effective interest rate of 6.0 percent.
(4)See Note 13, Financial Instruments − Fair Value and Concentrations of Credit Risk for information regarding the fair value of the Company’s debt.
(5)Current portion of long-term debt as of March 31, 2025 and December 31, 2024 is net of $9.5 million and $6.9 million in unamortized debt issuance costs/discounts, respectively.

(in millions)	March 31, 2025	December 31, 2024
Supplemental information under Credit Agreement:
Letters of credit(1)	$39.1	$39.2
Remaining borrowing capacity on Revolving Credit Facility(2)	$606.6	$655.2
(1)Primarily collateralizing Corporate Payments processing activity.
(2)Borrowing capacity is contingent on maintaining compliance with the financial covenants as defined in the Company’s Credit Agreement. As of March 31, 2025, the Company pays a quarterly commitment fee at a rate per annum ranging from 0.25 percent to 0.45 percent of the daily unused portion of the Revolving Credit Facility determined based on the Company’s consolidated leverage ratio. The quarterly commitment fee in effect as of March 31, 2025 and December 31, 2024 was 0.25 percent.
Credit Agreement
As of December 31, 2024, under the Credit Agreement, we had senior secured tranche A term loans (the “Term A Loans”), senior secured tranche B term loans (the “Term B Loans”) and outstanding commitments under the Revolving Credit Facility.
On March 6, 2025, the Company and certain of its subsidiaries entered into the Seventh Amendment to the Credit Agreement (the “Seventh Amendment”), which, among other things, established an incremental tranche of senior secured tranche B term loans in an aggregate principal amount of $450.0 million (the “Incremental Term B-3 Loans”), which are scheduled to mature on March 6, 2032. The Incremental Term B-3 Loans were issued with 0.5 percent original issue discount (OID) and bear interest at variable rates at the Company’s option, plus an applicable margin, which is fixed at 0.75 percent for base rate borrowings and 1.75 percent with respect to Term SOFR borrowings. The Incremental Term B-3 Loans may be voluntarily prepaid, subject to a 1.00 percent prepayment premium within six months of the closing date of the Seventh Amendment. The proceeds from the Incremental Term B-3 Loans were primarily used to fund the Tender

Table of Contents	PART I
WEX INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (unaudited)
Offer and to repay a portion of the Company’s outstanding borrowings on the Revolving Credit Facility. See Note 6, Repurchases of Common Stock, for more information on the Tender Offer.
The Company incurred debt financing costs of approximately $4.9 million in conjunction with the Seventh Amendment, in addition to the OID of $2.3 million. The OID and debt financing costs are being amortized over the term of the borrowing to financing interest expense, net of financial instruments.
Senior Notes
On March 6, 2025, the Company completed a private offering of $550.0 million in aggregate principal amount of 6.500% senior unsecured notes due March 15, 2033 (the “Senior Notes”). The Senior Notes bear interest at a rate of 6.5 percent per annum, payable semi-annually. The proceeds from the Senior Notes were primarily used to fund the Tender Offer discussed above under Credit Agreement and to repay a portion of the Company’s outstanding borrowings under the Revolving Credit Facility. Subject to the conditions set forth in the Indenture, the Senior Notes may be redeemed at the Company’s option, in whole or in part, at the following redemption prices:

Redemption Period Price
Prior to March 15, 2028	106.500%
March 15, 2028 - March 14, 2029	103.250%
March 15, 2029 - March 14, 2030	101.625%
After March 15, 2030	100.000%
The Company incurred debt financing costs of approximately $9.2 million in connection with the Senior Notes offering. The debt financing costs are being amortized over the term of the borrowing as non-cash interest expense.
Securitization Debt (VIEs)
Under securitized debt agreements, each month on a revolving basis, the Company sells certain of its Australian and European receivables to bankruptcy-remote entities that are VIEs consolidated by the Company, which in turn use the receivables as collateral to issue securitized debt. Amounts collected on the securitized receivables, including an immaterial amount of cash and cash equivalents as of March 31, 2025 and December 31, 2024, are restricted to pay the securitized debt and are not available for general corporate purposes. Additionally, creditors of the VIE do not have recourse to WEX Inc. The Company pays interest on the outstanding balance of the securitized debt based on variable interest rates plus an applicable margin.
The Company’s securitized debt agreement for the securitization of its European receivables is with MUFG Bank, Ltd., has a maximum revolving borrowing limit of €55.0 million and expires in April 2026, unless otherwise agreed to in writing by the parties. The Company’s securitized debt facility for the securitization of its Australian receivables is with Australia and New Zealand Banking Group Limited, has a maximum revolving borrowing limit of A$115.0 million, expires in October 2025 and is annually renewable thereafter unless earlier terminated.
Participation Debt
From time to time, WEX Bank enters into participation agreements with third-party banks to fund customers’ balances that exceed WEX Bank’s lending limit to individual customers. Associated unsecured borrowings generally carry a variable interest rate set according to an applicable reference rate plus a margin, which was 2.25 percent as of March 31, 2025 and December 31, 2024. As of March 31, 2025, the Company has an outstanding participation agreement that allows for total borrowings of up to $70.0 million and expires in December 2025, unless otherwise agreed to in writing by the parties. Borrowings under the participation agreement are included in short-term debt given they may be canceled by either party upon 60 days’ advance written notice.
FHLB Advances
WEX Bank is a member of the Federal Home Loan Bank (FHLB) of Des Moines, which provides WEX Bank short-term funding collateralized by investment securities. WEX Bank had $1.2 billion of collateralized borrowings outstanding with

Table of Contents	PART I
WEX INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (unaudited)
the FHLB as of March 31, 2025, with a remaining borrowing capacity of $8.7 million based on collateral provided as of that date.
Borrowed Federal Funds
WEX Bank borrows from short-term uncommitted federal funds lines of credit extended by various financial institutions to supplement the financing of the Company’s accounts receivable. Under these federal funds lines of credit as of March 31, 2025, WEX Bank had $110.0 million in outstanding borrowings, while as of December 31, 2024, WEX had no outstanding borrowings against these lines of credit.
Other Short Term Borrowings
As an additional source of liquidity, WEX Bank pledged $195.6 million as of March 31, 2025 of customer receivables held by WEX Bank to the Federal Reserve Bank as collateral for potential borrowings through the Federal Reserve Bank Discount Window. Amounts that can be borrowed are based on the amount of collateral pledged and were $144.8 million and $137.7 million as of March 31, 2025 and December 31, 2024, respectively. WEX Bank had no borrowings outstanding on this line of credit through the Federal Reserve Bank Discount Window as of March 31, 2025 and December 31, 2024.
Under an uncommitted borrowing facility, WEX Australia can be advanced up to A$21.3 million from Bank of America in short-term funds. Interest accrues on any advances at a rate fixed for each interest period of 1.80 percent above the Australian Bank Bill Buying Rate for that interest period. The Company had no borrowings outstanding on this facility as of March 31, 2025 and December 31, 2024.

11.	Off-Balance Sheet Arrangements
WEX Europe Services and WEX Bank Accounts Receivable Factoring
WEX Europe Services and WEX Bank are each party to separate accounts receivable factoring arrangements with unrelated third-party financial institutions to sell certain of their accounts receivable balances. Each subsidiary continues to service these receivables post-transfer with no participating interest. Upon transfer, proceeds received are recorded net of applicable costs or negotiated discount rates and are recorded in operating activities in the condensed consolidated statements of cash flows. Cost of factoring, which was immaterial, for the three months ended March 31, 2025 and 2024, is recorded within cost of services in the condensed consolidated statements of operations.
The WEX Europe Services agreement automatically renews each January 1 unless either party gives not less than 90 days written notice of their intention to withdraw. Under this agreement, accounts receivable are sold without recourse to the extent that the customer balances are maintained at or below the credit limit established by the buyer. The Company maintains the risk of default on any customer receivable balances in excess of the buyer’s credit limit, which were immaterial as of March 31, 2025 and December 31, 2024. Under this arrangement, the Company sold $112.3 million and $130.6 million of accounts receivable during the three months ended March 31, 2025 and 2024, respectively.
The WEX Bank agreement has no set expiration date, however, either party can terminate the agreement with 30 days’ notice. Under this arrangement, the Company sold $2.3 billion and $4.5 billion of trade accounts receivable during the three months ended March 31, 2025 and 2024, respectively.
Non-Bank Custodial HSA Cash Assets
As a non-bank custodian, WEX Inc. contracts with depository partners to hold custodial cash assets on behalf of individual account holders. As of March 31, 2025, WEX Inc. was custodian to approximately $4.7 billion in HSA cash assets. Of these custodial balances, approximately $1.0 billion of HSA cash assets at March 31, 2025 were deposited with and managed by certain third-party partners and not recorded on our condensed consolidated balance sheets. Such third-party depository partners are regularly monitored by management for stability. The remaining balance of $3.6 billion in HSA cash assets as of March 31, 2025 is deposited with and managed by WEX Bank and is therefore reflected on our condensed consolidated balance sheets. See Note 9, Deposits, for further information about HSA deposits recorded on our condensed consolidated balance sheets.

Table of Contents	PART I
WEX INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (unaudited)

12.	Investment Securities
The Company’s amortized cost and estimated fair value of investment securities as of March 31, 2025 and December 31, 2024 are presented below. Accrued interest on investment securities of $30.5 million and $30.9 million, respectively, as of March 31, 2025 and December 31, 2024, is excluded from total investment securities and recorded within prepaid expenses and other current assets on the condensed consolidated balance sheets.

(in millions)	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses	Fair Value(1)
As of March 31, 2025
Current:
Debt securities(2):
U.S. treasury notes	$415.8	$0.5	$23.6	$392.7
Corporate and sovereign debt securities	1,343.5	13.2	19.4	1,337.3
Municipal bonds	71.1	0.5	4.5	67.1
Asset-backed securities	762.1	4.4	2.1	764.5
Mortgage-backed securities	1,298.6	6.5	38.2	1,266.9
Total	$3,891.1	$25.1	$87.8	$3,828.5

Non-current:
Debt securities(3)	$43.1	$0.3	$1.2	$42.2
Mutual fund	30.0	—	3.4	26.5
Pooled investment fund	12.9	—	—	12.9
Total	$85.9	$0.3	$4.6	$81.6
Total investment securities(4)	$3,977.1	$25.4	$92.4	$3,910.1

(in millions)	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses	Fair Value(1)
As of December 31, 2024
Current:
Debt securities:
U.S. treasury notes	$383.7	$—	$30.3	$353.5
Corporate and sovereign debt securities	1,376.3	7.2	29.5	1,354.0
Municipal bonds	71.0	0.2	5.6	65.6
Asset-backed securities	759.6	5.7	2.0	763.2
Mortgage-backed securities	1,284.5	2.4	58.6	1,228.3
Total	$3,875.1	$15.5	$126.0	$3,764.7

Non-current:
Debt securities(3)	$43.5	$—	$1.8	$41.7
Mutual fund	29.8	—	3.8	26.0
Pooled investment fund	12.9	—	—	12.9
Total	$86.2	$—	$5.6	$80.5
Total investment securities(4)	$3,961.3	$15.5	$131.6	$3,845.2

Table of Contents	PART I
WEX INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (unaudited)
(1)The Company’s methods for measuring the fair value of its investment securities are discussed in Note 13, Financial Instruments − Fair Value and Concentrations of Credit Risk.
(2)As of March 31, 2025, the Company has pledged debt securities with a fair value of $85.1 million as collateral against recurring settlement obligations owed in conjunction with its transactions processed through licensed card networks and $1.3 billion as collateral for FHLB advances, as further discussed in Note 10, Financing and Other Debt.
(3)Comprised of municipal bonds and mortgage-backed securities.
(4)Excludes $16.9 million and $16.4 million in equity securities as of March 31, 2025 and December 31, 2024, respectively, included in prepaid expenses and other current assets and other assets on the condensed consolidated balance sheets.

The following table presents estimated fair value and gross unrealized losses of debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by security category. There are no expected credit losses that have been recorded against our investment securities as of March 31, 2025 and December 31, 2024.

	As of March 31, 2025
	Less than one year		One year or longer		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment-grade rated debt securities:
U.S. treasury notes	$9.7	$0.2	$318.4	$23.4	$328.1	$23.6
Corporate and sovereign debt securities	364.5	5.5	346.8	13.9	711.3	19.4
Municipal bonds	36.3	0.7	30.4	4.8	66.6	5.5
Asset-backed securities	255.0	1.4	24.7	0.7	279.7	2.1
Mortgage-backed securities	591.2	12.0	313.2	26.4	904.4	38.4
Total debt securities	$1,256.7	$19.8	$1,033.5	$69.2	$2,290.2	$89.0

	As of December 31, 2024
	Less than one year		One year or longer		Total
Investment-grade rated debt securities:
U.S. treasury notes	$30.1	$0.8	$312.3	$29.5	$342.4	$30.3
Corporate and sovereign debt securities	558.1	11.2	357.4	18.3	915.5	29.5
Municipal bonds	48.7	1.6	29.6	5.6	78.3	7.2
Asset-backed securities	118.9	0.9	34.2	1.1	153.1	2.0
Mortgage-backed securities	711.3	25.7	315.0	33.1	1,026.3	58.8
Total debt securities	$1,467.1	$40.2	$1,048.5	$87.6	$2,515.6	$127.8
The above table includes 604 investment positions at March 31, 2025, where the current fair value is less than the related amortized cost. Unrealized losses on the Company’s debt securities included in the above table are primarily driven by the elevated interest rate environment and are not considered to be credit-related based upon an analysis that considered the extent to which the fair value is less than the amortized basis of a security, adverse conditions specifically related to the security, changes to credit rating of the instrument subsequent to Company purchase, and the strength of the underlying collateral, if any. Additionally, the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases.
The following table summarizes the contractual maturity dates of the Company’s debt securities.

Table of Contents	PART I
WEX INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (unaudited)

	March 31, 2025
(in millions)	Amortized Cost	Fair Value
Due within one year	$114.1	$113.3
Due after 1 year through year 5	813.1	785.1
Due after 5 years through year 10	1,037.2	1,034.4
Due after 10 years	1,969.8	1,937.8
Total	$3,934.2	$3,870.7
Equity Securities
During the three months ended March 31, 2025 and 2024, unrealized gains and losses recognized on equity securities still held as of those dates were immaterial.
Other Investments
The Company’s other investments at March 31, 2025 and December 31, 2024, which include Federal Home Loan Bank stock and certain investments for which there is no readily determinable fair value, were $71.0 million and $65.1 million, respectively.

13.	Financial Instruments − Fair Value and Concentrations of Credit Risk
Financial Instruments Measured at Fair Value on a Recurring Basis
The following table presents the Company’s financial instruments that are measured at fair value on a recurring basis, as classified within the three-level fair value hierarchy:

(in millions)	Fair Value Hierarchy	March 31, 2025	December 31, 2024
Assets:
Money market mutual funds(1)	1	$80.5	$44.3

Investment securities, current:
Debt securities:
U.S. treasury notes	2	$392.7	$353.5
Corporate and sovereign debt securities	2	1,337.3	1,354.0
Municipal bonds	2	67.1	65.6
Asset-backed securities	2	764.5	763.2
Mortgage-backed securities	2	1,266.9	1,228.3
Total		$3,828.5	$3,764.7

Investment securities, non-current:
Debt securities	2	$42.2	$41.7
Mutual fund	1	26.5	26.0
Pooled investment fund measured at NAV(2)		12.9	12.9
Total		$81.6	$80.5

Table of Contents	PART I
WEX INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (unaudited)

(in millions)	Fair Value Hierarchy	March 31, 2025	December 31, 2024
Executive deferred compensation plan trust(3)	1	$16.9	$16.4

Liabilities
Contingent consideration(4)	2	$66.8	$128.2
(1)The fair value is recorded in cash and cash equivalents.
(2)The fair value of this security is measured at NAV as a practical expedient and has not been classified within the fair value hierarchy. The amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the condensed consolidated balance sheets.
(3)The fair value is recorded as current or long-term based on the timing of the Company’s executive deferred compensation plan payment obligations. At March 31, 2025, $1.5 million and $15.4 million in fair value is recorded within prepaid expenses and other current assets and other assets, respectively. At December 31, 2024, $1.8 million and $14.7 million in fair value is recorded within prepaid expenses and other current assets and other assets, respectively.
(4)The fair value is recorded as current or long-term based on the timing of expected payments. At March 31, 2025, $47.2 million and $19.6 million in fair value is recorded within accrued expenses and other current liabilities and other liabilities, respectively. At December 31, 2024, $62.2 million and $66.0 million in fair value is recorded within accrued expenses and other current liabilities and other liabilities, respectively.
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
Pooled Investment Fund
The pooled investment fund maintains individual capital accounts for each investor, which reflect each individual investor’s share of the NAV of the fund. As of March 31, 2025, the Company had no unfunded commitments with respect to the fund. Investments in the fund may be redeemed monthly with 30 days’ notice.
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
WEX INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (unaudited)
3.98 percent as of March 31, 2025 and 4.42 percent as of December 31, 2024. The Company records changes in the estimated fair value of the contingent consideration in the condensed consolidated statements of operations.
Due to significant increases in the Federal Funds rate since the acquisition date, the fair value of the Company’s contingent consideration derivative liability at both March 31, 2025 and December 31, 2024 were effectively measured at the present value of the maximum remaining contingent consideration payable under the arrangement. Accordingly, the fair value of the contingent consideration could not materially increase, however, a significant decrease in the Federal Funds rate could result in a material decrease in the derivative liability.

Financial Instruments Measured at Carrying Value, for which Fair Value is Disclosed
The fair value of the Company’s financial instruments, which are measured and reported at carrying value, is as follows for the periods indicated:

	March 31, 2025		December 31, 2024
(in millions)	Carrying value	Fair value	Carrying value	Fair value
Term A-1 Loans(1)	$855.0	**	$866.3	**
Term B-2 Loans(1)	1,384.9	**	1,388.3	**
Term B-3 Loans(1)	450.0	**	—	—
Outstanding borrowings on Revolving Credit Facility(1)	954.3	**	905.6	**
Senior Notes(1)	550.0	**	—	—
**     Fair value approximates carrying value.
(1)The Company determines the fair value of borrowings on the Revolving Credit Facility, Term Loans and Senior Notes based on market rates for the issuance of the Company’s debt, which are Level 2 inputs in the fair value hierarchy.
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
The Company’s effective tax rate was 28.8 percent for the three months ended March 31, 2025, and 26.9 percent for the three months ended March 31, 2024, respectively. Income tax expense is based on an estimated annual effective rate, which requires the Company to make its best estimate of annual pretax income or loss. The Company’s effective tax rate for the three months ended March 31, 2025 was adversely impacted by a tax shortfall arising from stock-based compensation. The Company’s effective tax rate for the three months ended March 31, 2024 was adversely impacted by a discrete tax item of $3.7 million primarily associated with an uncertain tax position related to state income taxes, however, the vast majority of such impact was offset by excess tax benefits arising from stock-based compensation.
Undistributed earnings of certain foreign subsidiaries of the Company amounted to $336.0 million and $313.6 million at March 31, 2025 and December 31, 2024, respectively. The Company continues to maintain its indefinite reinvestment assertion for its investments in foreign subsidiaries except for any historical undistributed earnings and future earnings for WEX Australia. Upon distribution of these earnings, the Company would be subject to withholding taxes payable to foreign countries, where applicable, but would generally have no further federal income tax liability. It is not practicable to estimate the unrecognized deferred tax liability associated with these undistributed earnings; however, it is not expected to be material.
On December 12, 2022, the European Union (EU) Member States formally adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15 percent, as established by the Organization for Economic Co-operation and Development (“OECD”) Pillar Two Framework that was supported by over 130 countries worldwide. The EU effective dates were January 1, 2024, and January 1, 2025, for different aspects of the directive. The impact of the Pillar Two Framework on the Company’s income tax provision for the three months ended March 31, 2025 and 2024 was not material. The Company is continuing to evaluate the potential impact of the Pillar Two Framework on future periods, pending legislative adoption by additional individual countries.

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
Commitments
Significant commitments and contingencies as of March 31, 2025 are consistent with those discussed in Note 20, Commitments and Contingencies, to the consolidated financial statements in the Company’s Annual Report on Form 10–K for the year ended December 31, 2024.

16.	Stock–Based Compensation
Under the Company’s Amended and Restated 2019 Equity and Incentive Plan (“the Equity and Incentive Plan”), the Company has regularly granted equity awards to certain employees and directors in the form of stock options, restricted stock, restricted stock units and other stock-based awards. In addition, the Equity and Incentive Plan allows the Company to grant shares of WEX common stock to employees in lieu of bonus or other compensation earned by such employees.
In lieu of cash compensation payable to certain employees under our 2025 short-term incentive plan (“STIP”), the Company expects to award shares of WEX stock in an amount equal to the total STIP compensation payable to each respective employee, divided by the closing price of WEX common stock on the date of settlement. These awards are

Table of Contents	PART I
WEX INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (unaudited)
treated as liability-classified equity awards and the expense associated with them is accrued over the one-year performance period and included within stock-based compensation expense below.
Stock-based compensation expense was $12.6 million for the three months ended March 31, 2025 and $28.1 million for the three months ended March 31, 2024.

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
Segment revenues, expenses and adjusted operating income
Segment adjusted operating income, as reported in the following tables, excludes unallocated corporate expenses, acquisition-related intangible amortization, other acquisition and divestiture related items, debt restructuring costs, stock-based compensation, other costs and certain non-recurring or non-cash operating charges that are not core to our operations, as applicable depending on the period presented. Accordingly, certain significant expenses included below have been marked as “adjusted”, as they do not agree with similarly named expense totals appearing elsewhere within this quarterly report on Form 10-Q, due to these exclusions.

	Three Months Ended March 31, 2025
(in millions)	Mobility	Corporate Payments	Benefits	Total
Total revenues (revenues from external customers)	$333.8	$103.5	$199.3	$636.6

Less(1):
Processing costs, adjusted	71.1	17.5	64.4
Service fees	1.9	2.9	20.9
Provision for credit losses	13.9	*	*
Operating interest expense	18.7	*	*
Sales and marketing expense, adjusted	56.9	16.5	12.6
General and administrative expense, adjusted	24.9	10.0	5.4
Other segment items(2)	14.9	16.0	9.2
Segment adjusted operating income (3)	$131.4	$40.5	$86.9	$258.7

Table of Contents	PART I
WEX INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (unaudited)

	Three Months Ended March 31, 2024
(in millions)	Mobility	Corporate Payments	Benefits	Total
Total revenues (revenues from external customers)	$339.0	$122.5	$191.2	$652.7

Less(1):
Processing costs, adjusted	72.7	17.9	66.6
Service fees	1.7	3.5	15.8
Provision for credit losses	20.8	*	*
Operating interest expense	19.2	*	*
Sales and marketing expense, adjusted	54.1	13.1	13.4
General and administrative expense, adjusted	27.5	12.0	7.8
Other segment items(2)	12.0	11.4	8.3
Segment adjusted operating income (3)	$131.0	$64.6	$79.4	$274.9

* Not deemed a significant expense category for these reportable segments.
(1) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(2) Other segment items for the Mobility reportable segment includes depreciation expense for each of the periods presented. Other segment items for the Corporate Payments and Benefits reportable segments includes depreciation expense, operating interest expense and provision for credit losses for each of the periods presented.
(3) See following table for a reconciliation of segment adjusted operating income to income before income taxes.

Table of Contents	PART I
WEX INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (unaudited)
Segment adjusted operating income reconciliation
The following table reconciles total segment adjusted operating income to income before income taxes:

	Three Months Ended March 31,
(in millions)	2025	2024

Segment adjusted operating income
Mobility	$131.4	$131.0
Corporate Payments	40.5	64.6
Benefits	86.9	79.4
Total segment adjusted operating income	$258.7	$274.9

Reconciliation:
Total segment adjusted operating income	$258.7	$274.9
Less:
Unallocated corporate expenses	24.9	23.6
Acquisition-related intangible amortization	47.8	50.9
Other acquisition and divestiture related items	0.5	2.4
Stock-based compensation	13.3	26.7
Other costs	14.9	6.7
Add:
Financing interest expense, net of financial instruments	(53.0)	(60.3)
Net foreign currency loss	(3.1)	(12.5)
Change in fair value of contingent consideration	(0.8)	(1.7)
Income before income taxes	$100.4	$90.0
Other segment disclosures

(in millions)	Mobility	Corporate Payments	Benefits
Year Ended March 31, 2025:
Interest income(1)	$3.1	$3.1	$44.6
Operating interest expense	$18.7	$4.2	$1.2
Depreciation(2)	$14.9	$8.8	$9.0

Year Ended March 31, 2024:
Interest income(1)	$4.4	$8.1	$37.6
Operating interest expense	$19.2	$3.2	$1.1
Depreciation(2)	$12.0	$6.9	$6.9
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
The following table presents WEX Bank’s actual and regulatory minimum capital amounts and ratios:

(in millions)	Actual Amount	Ratio	Minimum for Capital Adequacy Purposes Amount	Ratio	Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions Amount	Ratio
March 31, 2025
Total Capital to risk-weighted assets	$722.7	13.82%	$418.3	8.00%	$522.8	10.00%
Tier 1 Capital to average assets	$685.0	9.29%	$294.9	4.00%	$368.6	5.00%
Common equity to risk-weighted assets	$685.0	13.10%	$235.3	4.50%	$339.8	6.50%
Tier 1 Capital to risk-weighted assets	$685.0	13.10%	$313.7	6.00%	$418.3	8.00%
December 31, 2024
Total Capital to risk-weighted assets	$697.4	15.36%	$363.3	8.00%	$454.1	10.00%
Tier 1 Capital to average assets	$657.1	9.01%	$291.8	4.00%	$364.7	5.00%
Common equity to risk-weighted assets	$657.1	14.47%	$204.3	4.50%	$295.2	6.50%
Tier 1 Capital to risk-weighted assets	$657.1	14.47%	$272.5	6.00%	$363.3	8.00%

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
•Company Highlights
•Results of Operations
•Liquidity and Capital Resources
•Critical Accounting Policies and Estimates
•Recently Adopted Accounting Standards
This discussion should be read in conjunction with our audited consolidated financial statements as of December 31, 2024, the notes accompanying those financial statements and MD&A as contained in our Annual Report on Form 10–K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on February 20, 2025, and in conjunction with the condensed consolidated financial statements and notes in Part I – Item 1 of this report.
Executive Overview
WEX is a leading provider of industry-tailored solutions, powered by payment intelligence and workflow optimization, that simplify the business of running a business. Put simply, WEX helps its customers save time, build confidence, and drive growth. WEX stands at the center of a powerful ecosystem, convening some of the world’s leading fuel, mobility, healthcare, government, and corporate partners. Our ecosystem and breadth of offerings provide a vertically-optimized portfolio that addresses the specific needs of diverse industries. By leveraging proprietary data, AI, and deep industry expertise, WEX maximizes financial insights and eliminates workflow friction, enabling smarter decisions and streamlined operations. WEX designs reliable, user-friendly solutions that integrate into daily operations, simplifying cash flow management and fostering scalable business growth.
WEX offers solutions that organizations use to drive efficiencies and manage risk. These solutions, which share and benefit from our underlying capabilities, are provided across the following three business segments:
•Within our Mobility segment, we are a leader in fleet payment solutions, transaction processing, and information management. We serve diverse fleet needs globally, addressing the marketplace through North American Mobility and Over-the-Road, which are central to the operation of the service and freight economies, respectively, in North America and International Mobility, which is central to the operation of the service economy outside of North America, inclusive of our Fleet portfolios in Europe and Asia-Pacific.
•Our Benefits segment simplifies employee benefit plan administration through SaaS software integrated with payment solutions. We deliver diverse product offerings including Benefit administration, HSAs, FSAs, HRAs, COBRA and Direct Billing, and compliance administration. WEX Inc. also serves as an IRS-designated non-bank custodian, while WEX Bank provides HSA depository services.
•Our Corporate Payments segment delivers global B2B payment solutions, powered by payment intelligence and workflow optimization, that enhance security, simplify processes, and drive revenue. Our capabilities and solutions broadly fall into the categories of Embedded Payments, which seamlessly integrates virtual payment capabilities into existing workflows, empowering a broad range of industries, including online travel, and Direct to Corporate, which automates accounts payable by integrating with enterprise resource planning software systems and accounting workflows to maximize virtual payment usage, addressing corporations of all sizes through direct to customer sales and white-label partnership offerings with financial institutions who license our technology.
Company Highlights
The following table presents a summarized view of selected results for the three months ended March 31, 2025, shown comparative to the prior year period. The other key metric included below provides enhanced information and data underlying our financial results. A recurring, more extensive list of key performance indicators is included by segment within the Results of Operations section later in this MD&A.

(in millions, except per share data)	Three Months Ended March 31,
	2025	2024
GAAP Measures:
Total revenues	$636.6	$652.7
Net income	$71.5	$65.8
Net income per diluted share	$1.81	$1.55
Net cash used for operating activities	$(481.6)	$(153.3)

Non-GAAP Measures(1)
Adjusted net income	$138.4	$146.7
Adjusted net income per diluted share	$3.51	$3.46
Adjusted free cash flow	$16.2	$(9.2)

Other Key Metric:
Total volume across the Company(2)	$54,057	$56,809
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

Mobility
Revenues
The following table reflects comparative revenue and key operating statistics within Mobility:

	Three Months Ended March 31,		Increase (Decrease)
(in millions, except per gallon data)	2025	2024	Amount	%
Revenues(1)
Payment processing revenue	$156.4	$170.7	$(14.3)	(8)%
Account servicing revenue	49.9	46.3	3.6	8%
Finance fee revenue	75.2	70.0	5.2	7%
Other revenue	52.3	51.9	0.4	1%
Total revenues	$333.8	$339.0	$(5.2)	(2)%

Key operating statistics
Total volume(2)	$18,750.9	$19,943.0	$(1,192.1)	(6)%
Payment processing transactions	134.5	136.9	(2.4)	(2)%
Payment processing $ of fuel(2)	$12,017.9	$13,061.0	$(1,043.2)	(8)%
Average price per gallon of fuel – Domestic – ($USD/gal)	$3.32	$3.56	$(0.24)	(7)%
Net payment processing rate(3)	1.30%	1.31%	(0.01)%	(1)%
Net late fee rate	0.53%	0.46%	0.07%	15%
(1)Lower domestic fuel prices compared to the prior year decreased revenue by $8.5 million for the three months ended March 31, 2025.
(2)Total volume and payment processing $ of fuel decreased for the three months ended March 31, 2025 as compared to the same period in the prior year due primarily to lower domestic fuel prices.
(3)Our net payment processing rate for the three months ended March 31, 2025 was flat year-over-year.
Total Mobility revenue decreased $5.2 million for the three months ended March 31, 2025 as compared to the same period in the prior year, driven primarily by lower average domestic fuel prices, offset in part by an increase in finance fee revenue. Finance fee revenue, which is comprised of the following components, is discussed below.

	Three Months Ended March 31,		Increase (Decrease)
(in millions)	2025	2024	Amount	%
Finance income	$63.7	$60.4	$3.3	5%
Factoring fee revenue	11.5	9.6	1.9	20%
Finance fee revenue	$75.2	$70.0	$5.2	7%
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
Factoring fee revenue is comprised primarily of fees calculated at a negotiated percentage of the receivable balance that we purchase.

Both finance income and factoring fee revenue remained relatively consistent with that of the same period in the prior year. Within finance income, the impact of pricing initiatives, which resulted in higher contractual late fee rates charged, were partly offset by a decline in instances of late fees and a decline in fuel prices year-over-year.
Concessions to certain customers experiencing financial difficulties may be granted and are limited to extending the time to pay, placing a customer on a payment plan or granting waivers of late fees. There were no material concessions granted to customers experiencing financial difficulties during the three months ended March 31, 2025 and 2024.
Operating Expenses
The following table compares line items within operating income and presents segment adjusted operating income and segment adjusted operating income margin for Mobility:

	Three Months Ended March 31,		Increase (Decrease)
(in millions)	2025	2024	Amount	%
Cost of services
Processing costs	$77.0	$78.4	$(1.4)	(2)%
Service fees	$1.9	$1.7	$0.2	12%
Provision for credit losses	$13.9	$20.8	$(6.9)	(33)%
Operating interest	$18.7	$19.2	$(0.5)	(3)%
Depreciation and amortization	$15.6	$12.7	$2.9	23%

Other operating expenses
General and administrative	$29.4	$31.4	$(2.0)	(6)%
Sales and marketing	$60.6	$57.2	$3.4	6%
Depreciation and amortization	$17.2	$18.4	$(1.2)	(7)%

Operating income	$99.4	$99.3	$0.1	—%

Segment adjusted operating income(1)	$131.4	$131.0	$0.4	—%
Segment adjusted operating income margin(2)	39.4%	38.6%	0.8%	2%
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
(2)Segment adjusted operating income margin is calculated by dividing segment adjusted operating income by segment revenue. Such margin increased marginally during the three months ended March 31, 2025 as compared to the same period in the prior year due primarily to the reduction in credit loss provision, as further discussed below.
Cost of services
Provision for credit losses, which includes estimates for both credit and fraud losses, decreased $6.9 million for the three months ended March 31, 2025 as compared to the same period in the prior year driven primarily by the tighter credit policies put in place during 2023 and 2024 to reduce losses. We generally measure our loss performance by calculating fuel-related losses as a percentage of total fuel expenditures on payment processing transactions. This metric for provision for credit losses was 11.5 basis points of fuel expenditures for the three months ended March 31, 2025. For the three months ended March 31, 2024, provision for credit losses was 15.3 basis points of fuel expenditures.
Depreciation and amortization increased $2.9 million for the three months ended March 31, 2025, compared to the prior year comparable period, due in part to increased capital expenditures for new product development in support of growth.

Benefits
Revenues
The following table reflects comparative revenue and key operating statistics within Benefits:

	Three Months Ended March 31,		Increase (Decrease)
(in millions)	2025	2024	Amount	%
Revenues
Payment processing revenue	$29.7	$28.1	$1.6	6%
Account servicing revenue	115.9	117.0	(1.1)	(1)%
Finance fee revenue	—	0.1	(0.1)	NM
Other revenue	53.6	46.0	7.6	17%
Total revenues	$199.3	$191.2	$8.1	4%

Key operating statistics
Purchase volume	$2,329.9	$2,114.7	$215.2	10%
Total volume	$4,196.4	$3,840.0	$356.4	9%
Average number of SaaS accounts	21.5	20.3	1.2	6%
Average HSA custodial cash assets	$4,608.9	$4,209.3	$399.6	9%
NM - Not meaningful
Total Benefits revenue increased $8.1 million for the three months ended March 31, 2025 as compared to the same period in the prior year, primarily due to a rise in average HSA deposit balances held by WEX Bank, on which we earn investment income.
Operating Expenses
The following table compares line items within operating income and presents segment adjusted operating income and segment adjusted operating income margin for Benefits:

	Three Months Ended March 31,		Increase (Decrease)
(in millions)	2025	2024	Amount	%
Cost of services
Processing costs	$69.8	$70.1	$(0.3)	—%
Service fees	$20.9	$15.8	$5.1	32%
Provision for credit losses	$(1.0)	$0.3	$(1.3)	NM
Operating interest	$1.2	$1.1	$0.1	NM
Depreciation and amortization	$12.1	$10.7	$1.4	13%

Other operating expenses
General and administrative	$6.2	$10.4	$(4.2)	(41)%
Sales and marketing	$13.2	$14.5	$(1.3)	(9)%
Depreciation and amortization	$20.6	$21.5	$(0.9)	(4)%

	Three Months Ended March 31,		Increase (Decrease)
(in millions)	2025	2024	Amount	%
Operating income	$56.5	$46.7	$9.8	21%

Segment adjusted operating income(1)	$86.9	$79.4	$7.5	9%
Segment adjusted operating income margin(2)	43.6%	41.5%	2.1%	5%
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
(2)Segment adjusted operating income margin is calculated by dividing segment adjusted operating income by segment revenue. Revenue earned on HSA assets is highly accretive to earnings and is the primary driver of the increase in segment adjusted operating income margin for the three months ended March 31, 2025 as compared to the prior year comparable period.
Cost of services
Service fees increased by $5.1 million for the three months ended March 31, 2025, as compared with the same period in the prior year, primarily resulting from higher merchant and other related fees.
Other operating expenses
General and administrative expense decreased $4.2 million for the three months ended March 31, 2025 as compared to the same period in the prior year, due in part to a reduction of Ascensus Acquisition integration costs and in part to a change in estimated attainment of performance-based employee stock-based compensation.
Corporate Payments
Revenues
The following table reflects comparative revenue and key operating statistics within Corporate Payments:

	Three Months Ended March 31,		Increase (Decrease)
(in millions)	2025	2024	Amount	%
Revenues
Payment processing revenue	$85.7	$103.2	$(17.5)	(17)%
Account servicing revenue	13.3	10.0	3.3	33%
Finance fee revenue	0.4	0.2	0.2	NM
Other revenue	4.0	9.2	(5.2)	(56)%
Total revenues	$103.5	$122.5	$(19.0)	(16)%

Key operating statistics
Total volume	$31,109.3	$33,026.3	$(1,917.0)	(6)%
Purchase volume	$17,285.2	$23,947.9	$(6,662.7)	(28)%
Net interchange rate(1)	0.50%	0.43%	0.07%	15%
NM - Not meaningful
(1)Our net interchange rate has increased during the three months ended March 31, 2025 compared to the same period of the prior year, substantially due to customer volume mix.

Total Corporate Payments revenue decreased $19.0 million for the three months ended March 31, 2025 as compared to the same period in the prior year, primarily due to a second quarter 2024 contract renegotiation for a large travel customer. This contract renegotiation was the primary cause of the decline in purchase volume for the same period, as the customer has transitioned to a new operating model. To a lesser extent, the decrease in first quarter revenues year-over-year was due to changes in the timing of customer purchase volumes between calendar quarters and a reduction in interest revenue earned on restricted cash balances, primarily as a result of a decline in average balances as a result of the lower purchase volumes.
Concessions to certain customers experiencing financial difficulties may be granted and are limited to extending the time to pay, placing a customer on a payment plan or granting waivers of late fees. There were no material concessions granted to customers during the three months ended March 31, 2025 and 2024.
Operating Expenses
The following table compares line items within operating income and presents segment adjusted operating income and segment adjusted operating income margin for Corporate Payments:

	Three Months Ended March 31,		Increase (Decrease)
(in millions)	2025	2024	Amount	%
Cost of services
Processing costs	$20.7	$20.6	$0.1	1%
Service fees	$2.9	$3.5	$(0.6)	(17)%
Provision for credit losses	$3.0	$1.3	$1.7	134%
Operating interest	$4.2	$3.2	$1.0	32%
Depreciation and amortization	$9.1	$7.8	$1.3	17%

Other operating expenses
General and administrative	$12.6	$14.4	$(1.8)	(13)%
Sales and marketing	$17.1	$13.7	$3.4	25%
Depreciation and amortization	$6.5	$6.9	$(0.4)	(5)%

Operating income	$27.2	$51.1	$(23.9)	(47)%

Segment adjusted operating income(1)	$40.5	$64.6	$(24.1)	(37)%
Segment adjusted operating income margin(2)	39.1%	52.7%	(13.6)%	(26)%
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
As a result of owning all of our technology and issuing capabilities, our Corporate Payments segment has a highly scalable and relatively fixed cost base resulting in largely comparable expenses year to year. As a result, changes in revenue similarly impact operating income, segment adjusted operating income and segment adjusted operating income margin. Instances in which our expenses for the three months ended March 31, 2025 did not remain comparable to those of the comparable 2024 period are described hereafter.
Sales and marketing expense increased $3.4 million during the three months ended March 31, 2025 as compared to the same period of the prior year due in part to an increase in partner commissions and employee and other costs targeted at driving growth.

Unallocated corporate expenses
Unallocated corporate expenses represent the portion of expenses relating to general corporate functions, including acquisition and divestiture expenses, certain finance, legal, information technology, human resources, administrative and executive expenses, and other expenses not directly attributable to a reportable segment.
The following table compares line items within operating income for unallocated corporate expenses:

	Three Months Ended March 31,		Increase (Decrease)
(in millions)	2025	2024	Amount	%
Other operating expenses
General and administrative	$25.5	$32.3	$(6.8)	(21)%
Depreciation and amortization	$0.4	$0.4	$—	NM
NM - Not meaningful
During the three months ended March 31, 2025, unallocated corporate expenses decreased $6.8 million as compared to the same period of the prior year due primarily to a change in estimated attainment of performance-based employee stock-based compensation.
Non-operating income and expense
The following table reflects comparative results for certain amounts excluded from operating income:

	Three Months Ended March 31,		Absolute Dollar Change	Effect of Change on Net Income
(in millions)	2025	2024
Financing interest expense, net of financial instruments	$(53.0)	$(60.3)	$7.3	Increase
Change in fair value of contingent consideration	$(0.8)	$(1.7)	$0.9	Increase
Net foreign currency loss	$(3.1)	$(12.5)	$9.4	Increase
Income tax provision	$28.9	$24.2	$4.7	Reduction
The decrease in financing interest expense, net of financial instruments during the three months ended March 31, 2025, as compared to the same period in the prior year, is primarily due to lower interest rates, offset in part by higher average debt balances.
Our foreign currency exchange exposure is primarily related to the remeasurement of our cash, receivable and payable balances, including intercompany transactions that are denominated in both U.S. dollar and foreign currencies. The higher losses incurred during the three months ended March 31, 2024 resulted from the weakening of certain foreign currencies in which we transact relative to the U.S. dollar, including the euro, and Australian and Canadian dollars. Losses incurred during the three months ended March 31, 2025 were significantly lower than those of the comparable prior year period due to a March 2025 strengthening of many foreign currencies relative to the U.S. dollar, including the euro, Australian dollar and British pound sterling.
The increase in income tax provision for the three months ended March 31, 2025 as compared to the prior year comparable period is due primarily to an increase in the Company’s pre-tax book income, coupled with a tax shortfall arising from stock-based compensation in the current year. The Company’s effective tax rate for the three months ended March 31, 2025 was 28.8 percent, compared to 26.9 percent for the three months ended March 31, 2024. See Part I – Item 1 – Note 14, Income Taxes, to our condensed consolidated financial statements for more information regarding the drivers behind our effective tax rates.

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
•Net foreign currency gains and losses primarily result from the remeasurement to functional currency of cash, accounts receivable and accounts payable balances, certain intercompany transactions denominated in foreign currencies and any gain or loss on foreign currency economic hedges relating to these items. The exclusion of these items helps management compare changes in operating results between periods that might otherwise be obscured due to currency fluctuations;
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
The following table reconciles net income to adjusted net income and related per share data:

	Three Months Ended March 31,
(in millions except per diluted share data)	2025		2024
Net income	$71.5	$1.81	$65.8	$1.55
Unrealized (gain) loss on financial instruments	(0.4)	(0.01)	0.2	—
Net foreign currency loss	3.1	0.08	12.5	0.29
Change in fair value of contingent consideration	0.8	0.02	1.7	0.04
Acquisition-related intangible amortization	47.8	1.21	50.9	1.20
Other acquisition and divestiture related items	2.5	0.06	3.2	0.08
Stock-based compensation	13.3	0.34	26.7	0.63
Other costs	14.8	0.38	5.8	0.14
Debt restructuring and debt issuance cost amortization	2.2	0.06	4.5	0.11
Tax related items	(17.2)	(0.44)	(24.7)	(0.58)
Adjusted net income	$138.4	$3.51	$146.7	$3.46

The following table reconciles operating income to total segment adjusted operating income and adjusted operating income:

	Three Months Ended March 31,
(in millions)	2025	2024
Operating income	$157.3	$164.5
Unallocated corporate expenses	24.9	23.6
Acquisition-related intangible amortization	47.8	50.9
Other acquisition and divestiture related items	0.5	2.4
Stock-based compensation	13.3	26.7
Other costs	14.9	6.7
Total segment adjusted operating income	$258.7	$274.9
Unallocated corporate expenses	(24.9)	(23.6)
Adjusted operating income	$233.8	$251.3
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
The following table reconciles GAAP operating cash flow to adjusted free cash flow:

(in millions)	Three Months Ended March 31,
	2025	2024
Operating cash flow, as reported	$(481.6)	$(153.3)
Adjustments to operating cash flow, as reported:
Change in WEX Bank cash balances	67.7	188.9
Other adjustments	58.8	67.1
Net Funding Activity	375.5	205.0
Net sales and maturities (purchases) of current investment securities	28.3	(282.9)
Capital expenditures	(32.6)	(34.0)
Adjusted free cash flow	$16.2	$(9.2)

Liquidity and Capital Resources
We fund our business operations primarily via cash on hand, cash generated from operations, the issuance of deposits and other borrowings primarily used as part of our accounts receivable funding strategy, and borrowings under our Revolving Credit Facility.
During the three months ended March 31, 2025, we completed a private offering of $550.0 million in aggregate principal amount of 6.500% senior unsecured notes due in March 2033 (the “Senior Notes”) and entered into an amendment to our Credit Agreement which, among other things, established an incremental tranche of senior secured tranche B term loans in an aggregate principal amount of $450.0 million, both of which were used to (i) fund the Company’s Tender Offer, (ii) repay $250.0 million outstanding under the Revolving Credit Facility, and (iii) pay related fees and expenses, with any amounts remaining thereafter to be used for general corporate purposes. As of March 31, 2025, we had cash and cash equivalents of $610.3 million, including Corporate Cash of $162.6 million, and remaining borrowing availability of $606.6 million under the Revolving Credit Facility along with access to various sources of funds, including uncommitted federal funds lines of credit from other banks.
Our short-term cash requirements consist primarily of funding the working capital needs of our business, current principal and interest payments on the credit facilities under our Credit Agreement, and payments on maturities of deposits and other borrowings used as part of our accounts receivable funding strategy. Our long-term cash requirements consist primarily of amounts owed under our Credit Agreement and any other long-term debt outstanding and various facilities lease agreements.
We believe that our current cash and cash equivalents, cash generating capabilities, financial condition and operations, and access to available funding sources will be adequate to fund our cash needs for the next 12 months and the foreseeable future. The table below includes a more comprehensive list of frequent sources and uses of cash:

Sources of cash	Uses of cash
•Cash generated from operations
•Borrowings and availability on our Credit Agreement and other long-term borrowings[1]
•Deposits[2]
•Accounts receivable securitization and factoring arrangements[3]
•Participation debt[4]
•Borrowed federal funds and other short-term borrowings[5]

•Payments on our Credit Agreement
•Payments on maturities of deposits
•Payments on borrowed federal funds and other short-term borrowings
•Working capital needs of the business
•Operating lease obligations
•Capital expenditures
•Repurchases of common stock[6]
•Merger and acquisition activity

(1)As of March 31, 2025 the Company had outstanding term loan principal borrowings of $2,689.9 million, borrowings of $954.3 million on the Revolving Credit Facility, letters of credit of $39.1 million drawn against the Revolving Credit Facility and $550.0 million of outstanding Senior Notes principal. See Part I – Item 1 – Note 10, Financing and Other Debt, to our condensed consolidated financial statements for more information regarding our Credit Agreement and Senior Notes.
(2)WEX Bank’s regulatory status enables it to raise capital to fund the Company’s working capital requirements by issuing deposits, subject to various regulatory capital requirements administered by the FDIC and the UDFI. Additionally, WEX Bank holds deposits for the benefit of WEX Inc.’s HSA customers subject to the terms of a deposit agreement. As of March 31, 2025, we had $4,646.8 million in total deposits. See Part I – Item 1 – Note 9, Deposits, to our condensed consolidated financial statements for more information regarding our deposits.
(3)The Company utilizes securitized debt agreements to finance a portion of our receivables, lower our cost of borrowing and more efficiently utilize capital. The Company had $95.0 million of securitized debt under these facilities as of March 31, 2025. We also utilize off-balance sheet factoring and securitization arrangements to sell certain of our accounts receivable to unrelated third-party financial institutions in order to accelerate the collection of the Company’s cash and reduce internal costs. Available capacity is generally dependent on the level of our trade accounts receivable eligible to be sold and the financial institutions’ willingness to purchase such receivables. However, the Company is not dependent on them to maintain its liquidity and capital resources. See Part I – Item 1 – Notes 10, Financing and Other Debt and 11, Off-Balance Sheet Arrangements, to our condensed consolidated financial statements for further information about the Company’s securitized debt and off-balance sheet arrangements.
(4)From time to time, WEX Bank enters into participation agreements with third-party banks to fund customers’ balances that exceed WEX Bank’s lending limit to individual customers. There was $46.5 million borrowed against these participation agreements as of March 31, 2025.
(5)WEX Bank borrows from short-term uncommitted federal funds lines of credit from time to time to supplement the financing of the Company’s accounts receivable. There were $110.0 million of outstanding borrowings under these lines of credit as of March 31, 2025. The Bank is also a member of the FHLB of Des Moines, which provides them collateralized short-term funding. As of March 31, 2025, WEX Bank had $1,180.0 million of advances outstanding, secured by $1.3 billion in fair value of investment securities. See Part I – Item 1 – Note 10, Financing and Other Debt, to our condensed consolidated financial statements for more information regarding these facilities.
(6)Under share repurchase programs, which may be authorized by our board of directors from time to time, the Company may repurchase up to specified dollar values of shares of its common stock through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, tender offers or accelerated share repurchase transactions or by any combination of such methods approved by our board of directors. See Part I - Item 1 - Note 6, Repurchases of Common Stock, to our condensed consolidated financial statements for more information regarding our share repurchases.
Credit Agreement
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
We were in compliance with these covenants and restrictions as of March 31, 2025.
In connection with the Company’s closing of the Senior Notes offering of $550.0 million and incremental Term Loan B-3 facility on March 6, 2025, the Company’s consolidated leverage ratio level applicable to the Company’s unlimited restricted payments covenant was amended from 2.75 to 1.00 to 3.50 to 1.00 under the Credit Agreement.
Redemption provisions
The Incremental Term B-3 Loans may be voluntarily prepaid, subject to a 1.00 percent prepayment premium within six months of the closing date of the Seventh Amendment.
Senior Notes
Financial Covenants
The Indenture contains covenants that, among other things, limit the Company’s and certain of its subsidiaries’ (other than the Bank Regulated Subsidiaries (as defined in the Indenture)) ability to (i) create or permit to exist certain liens on any of their property or assets securing any indebtedness, without securing the Senior Notes equally and ratably with (or prior to) such secured indebtedness and (ii) enter into sale leaseback transactions. The Company and the Guarantors (as defined in the Indenture) are also limited in their ability to consolidate with or into, or convey, lease or otherwise transfer all or substantially all of their assets on a consolidated basis to any person, subject to certain exceptions.
We were in compliance with these covenants and restrictions as of March 31, 2025.
Redemption provisions
Prior to March 15, 2028, the Company may, at its option, (i) redeem all or a portion of the Senior Notes at the applicable make-whole price set forth in the Indenture, or (ii) redeem up to 40 percent in aggregate principal amount of the Senior Notes in an amount not greater than the net proceeds of certain equity offerings at a redemption price equal to 106.500 percent of the principal amount of Senior Notes to be redeemed, so long as at least 50 percent of the aggregate principal amount of the Senior Notes (originally issued) remains outstanding immediately afterwards. The Company has the option to redeem all or a portion of the Senior Notes at any time on or after March 15, 2028, at specified redemption prices ranging from 100.000 percent to 103.250 percent depending on the date of redemption. Upon the occurrence of a Change of Control Triggering Event (as defined in the Indenture), the Company is required to offer to repurchase the Senior Notes at 101 percent of the principal amount of such Senior Notes, plus accrued and unpaid interest, if any, to, but not including, the date of repurchase.

Additional Sources of Cash Available
WEX Bank has the ability to borrow funds from the Federal Reserve Bank Discount Window. Borrowing limits fluctuate based on pledged assets, and as of March 31, 2025, the Company could borrow up to a maximum amount of $144.8 million. WEX Bank had no borrowings outstanding on this line of credit as of March 31, 2025. Also, under an uncommitted borrowing facility, WEX Australia can be advanced up to A$21.3 million from Bank of America in short-term funds. The Company had no borrowings outstanding on this facility as of March 31, 2025. See Part I – Item 1 – Note 10, Financing and Other Debt, to our condensed consolidated financial statements for more information regarding these borrowing arrangements.
Cash Flows
The table below summarizes our cash activities and adjusted free cash flow:

	Three Months Ended March 31,
(in millions)	2025	2024
Net cash provided by (used for)
Operating activities	$(481.6)	$(153.3)
Investing activities	$(23.5)	$(317.8)
Financing activities	$318.4	$354.1
Non-GAAP financial measure:
Adjusted free cash flow[1]	$16.2	$(9.2)
(1)Adjusted free cash flow has historically been calculated as cash flows from operating activities adjusted for net purchases of current investment securities, capital expenditures, net Funding Activity, and certain other adjustments. Such calculation has historically been based on the principle that the net activity in accounts receivable, accounts payable, and investment of HSA deposits would be offset by WEX Bank Funding Activity, however, due to the nature of WEX Bank cash balances, they may be increased or decreased for reasons other than matching operating activity. As a result, beginning with the third quarter of 2024, adjusted free cash flow also includes an adjustment to reflect the change in WEX Bank cash balances and the applicable prior periods have similarly been adjusted to conform to the current presentation. For an updated definition of adjusted free cash flow and a reconciliation to net cash provided by operating activities, the most closely comparable GAAP measure, and the reasons why we believe this is an important financial measure, please refer to the section titled Non-GAAP Financial Measures That Supplement GAAP Measures.
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
Cash used for operating activities for the three months ended March 31, 2025 increased $328.3 million as compared to the same period in the prior year primarily due to a greater increase in accounts receivable balances during the first quarter of 2025 compared to the first quarter of 2024. This increase was due in part to the March 2025 purchase of a portfolio of factoring accounts receivable and in part to an increase in first quarter 2025 domestic travel spend volumes compared to those of the fourth quarter of 2024.
Investing Activities
Investing cash flows generally consist of capital expenditures, cash used for acquisitions and the investment of eligible custodial cash assets.
Cash used for investing activities for the three months ended March 31, 2025 decreased $294.3 million as compared to the same period in the prior year, primarily resulting from first quarter 2024 HSA deposit transfers to WEX Bank, which were invested in available-for-sale debt securities. There were no HSA deposit transfers to WEX Bank during the three months ended March 31, 2025.
Financing Activities
Financing cash flows generally consist of the issuance and repayment of debt and deposits, changes in restricted cash payable and repurchases of our common stock. Repurchases of our common stock may vary based on management’s evaluation of market and economic conditions and other factors.

Net cash from financing activities during 2025 decreased $35.7 million as compared to the prior year primarily due to a reduction in our restricted cash payable resulting from a shift in customer usage of our prepaid business model, offset in part by an increase in Funding Activity. Share repurchases increased during the first quarter of 2025 as compared to the first quarter of 2024, due to the completion of the Tender Offer. We funded the Tender Offer with $450.0 million of gross borrowings from a new Term Loan B-3 facility under our Credit Agreement and through gross proceeds of $550.0 million from a new offering of Senior Notes. The excess of proceeds received through these borrowings over the amounts paid to repurchase shares under the Tender Offer were used to repay borrowings on the Revolving Credit Facility. As a result, these transactions collectively had little net impact on cash flows from financing activities.
As of March 31, 2025, there was $173.9 million worth of WEX common stock available to be purchased pursuant to the repurchase plan authorization.
Adjusted Free Cash Flow
Although non-GAAP adjusted free cash flow is not calculated in accordance with GAAP, WEX believes that adjusted free cash flow is a useful measure for investors to further evaluate our results of operations, as further described in the section of this document titled Non-GAAP Financial Measures That Supplement GAAP Measures.
Adjusted free cash flow during the three months ended March 31, 2025 was generally consistent with the prior year comparable period.
Other Commitments, Contingencies and Contractual Obligations
With the exception of the new borrowings discussed earlier in this Liquidity and Capital Resources section, there were no material changes to our contractual obligations from the information previously provided in Item 7 of our Annual Report on Form 10–K for the year ended December 31, 2024.
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
Critical Accounting Estimates
We have no material changes to our critical accounting estimates discussed in our Annual Report on Form 10–K for the year ended December 31, 2024.

Recently Adopted Accounting Standards
See Note 2, Significant Accounting Policies, to the condensed consolidated financial statements included in Part I, Item 1 of this Form 10–Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
As of March 31, 2025, we have no material changes to the market risk disclosures in our Annual Report on Form 10–K for the year ended December 31, 2024.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of the principal executive officer and principal financial officer of WEX Inc., evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2025. “Disclosure controls and procedures” are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports it files or submits under the Exchange Act, is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, the principal executive officer and principal financial officer of WEX Inc. concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2025.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we are subject to legal proceedings, claims and regulatory matters in the ordinary course of business, including but not limited to: commercial disputes; contract disputes; employment litigation; disputes regarding our intellectual property rights; alleged infringement or misappropriation by us of intellectual property rights of others; and, matters relating to our compliance with applicable laws and regulations. As of the date of this filing, we are not involved in any material legal proceedings and there are no material proceedings known to be contemplated by governmental authorities during the three months ended March 31, 2025.
Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10–K for the year ended December 31, 2024, which could materially affect our business, financial condition or future results. The risk factors disclosure in our Annual Report on Form 10-K for the year ended December 31, 2024 is qualified by the information that is described in this Quarterly Report on Form 10-Q, including the additional risk factor set forth below. The risks described in our Annual Report on Form 10–K for the year ended December 31, 2024 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.
We currently have a substantial amount of indebtedness and may incur additional indebtedness, which could increase our leverage, affect our flexibility in managing our business and could materially and adversely affect our ability to meet our debt service obligations.
At March 31, 2025, we had approximately $5.6 billion of debt outstanding, net of unamortized debt issuance costs and debt discount. Such amount outstanding includes obligations under (i) our Credit Agreement, which consists of a tranche

A-1 term loan facility, a tranche B-2 term loan facility, a tranche B-3 term loan facility and a secured revolving credit facility, (ii) the Senior Notes and (iii) securitized and participation debt, borrowed federal funds and advances from the FHLB. In addition to our outstanding debt, as of March 31, 2025, we had outstanding letters of credit issued under our Credit Agreement. We have additional indebtedness in the form of deposits held by WEX Bank and other liabilities outstanding.
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
We may also incur substantial additional indebtedness in the future. In addition to available borrowing capacity remaining under the Revolving Credit Facility as of March 31, 2025, we are also permitted under our credit facilities and the Indenture to incur additional indebtedness, subject to specified limitations, including compliance with covenants contained in our Credit Agreement. If new debt is incurred under any circumstance, the associated risks faced by the Company, such as those set forth above, could intensify.
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
In addition, the Credit Agreement requires that we meet certain financial covenants, including a Consolidated EBITDA to consolidated interest charge coverage ratio and a consolidated leverage ratio, as described in Part I – Item 2 – Liquidity and Capital Resources. The Credit Agreement also contains various affirmative and negative covenants that, subject to certain customary exceptions, restrict our ability to, among other things, create liens over our property, incur additional indebtedness, enter into sale and lease-back transactions, make loans, advances or other investments, make non-ordinary course asset sales, declare or pay dividends or make other distributions with respect to equity interests, change the nature of our business, enter into certain agreements which restrict our ability to pay dividends or other distributions or create liens on our property, transact business with affiliates and/or merge or consolidate with any other person.
Our ability to comply with these provisions may be affected by events beyond our control, including prevailing economic, financial, and industry conditions. Failure to comply with the financial covenants or any other non-financial or restrictive covenants in our Credit Agreement, for any reason, could create a default. Upon a default, our lenders could accelerate the indebtedness under the facilities (except only the requisite lenders under the revolving credit facility and the tranche A term loan facility may accelerate the revolving credit facility due to a breach of the financial covenants), foreclose against their collateral or seek other remedies, which could trigger a default under the Indenture and could jeopardize our ability to continue our current operations. The Indenture also contains limited covenants that, among other things, restrict our ability and our subsidiaries’ ability, subject to certain exceptions, to create certain liens and enter into certain sale and leaseback transactions. These covenants do not apply to WEX Bank and its subsidiaries. The Indenture also contains customary events of default that if breached could allow the requisite noteholders to accelerate the maturity of the Senior Notes, and to exercise their rights and remedies under the Indenture, and could also trigger a cross-default under the Credit Agreement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table presents the Company’s common stock repurchases during each month of the first quarter of 2025:

	Total Number of Shares Purchased	Average Price Paid per Share [2]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[1] (in millions)
January 1 - January 31, 2025	226,147	$176.88	226,147	$923,880,832
February 1 - February 28, 2025	—	$—	—	$923,880,832
March 1 - March 31, 2025	4,870,130	$154.00	4,870,130	$173,880,812
Total	5,096,277	$155.02	5,096,277
(1)Under a share repurchase plan approved by our board of directors, the Company is authorized to repurchase up to $2.05 billion worth of its common stock through open market purchases, privately negotiated transactions, accelerated share repurchase programs, issuer self-tender offers or other means pursuant to the share repurchase plan, through December 31, 2025.
(2)The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible one percent excise tax on the net value of certain stock repurchases. All dollar amounts presented exclude such excise taxes, as applicable.
Item 5. Other Information.
During the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f)) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c).

 Item 6. Exhibits.

	Exhibit No.	Description
	3.1	Amended and Restated Certificate of Incorporation of WEX Inc. (incorporated by reference to Exhibit No. 3.1 to our Current Report on Form 8–K filed with the SEC on June 10, 2021)
	3.2	Amended and Restated By-Laws of WEX Inc. (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed with the SEC on December 13, 2022)
	4.1
Indenture, dated as of March 6, 2025, among WEX Inc., the guarantors party thereto and Citibank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on March 6, 2025)

	4.2	Form of 6.500% Senior Unsecured Notes due 2033 (included as Exhibit A in Exhibit 4.1) (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on March 6, 2025)
	10.1
Seventh Amendment to Amended and Restated Credit Agreement, dated March 6, 2025 (certain schedules and exhibits omitted pursuant to Regulation S-K Item 601(a)(5)) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 6, 2025)

†	10.2	Offer letter, dated November 23, 2021, between WEX Inc. and Karen Stroup (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on April 27, 2023)
†*	10.3	Form of 2025 Restricted Stock Unit Award Agreement under the WEX Inc. Amended and Restated 2019 Equity and Incentive Plan
†*	10.4	Form of 2025 Performance Restricted Stock Unit Award Agreement under the WEX Inc. Amended and Restated 2019 Equity and Incentive Plan
†*	10.5	Form of 2025 Market Share Unit Award Agreement under the WEX Inc. Amended and Restated 2019 Equity and Incentive Plan
*	31.1	Certification of Chief Executive Officer of WEX INC. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended
*	31.2	Certification of Chief Financial Officer of WEX INC. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended
*	32.1
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

WEX INC.

May 1, 2025	By:	/s/ Jagtar Narula
Jagtar Narula
Chief Financial Officer
(principal financial officer and duly authorized officer)