Form 10-Q
period 2025-09-30
WEX Inc.
filed 2025-10-30
CIK 1309108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
☐ Yes  ☒  No
Number of shares of common stock outstanding as of October 23, 2025 was 34,288,525.

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
•the impact of the U.S. federal government shutdown;
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

A&R 2019 Plan	The Company’s Amended and Restated 2019 Equity and Incentive Plan, as amended on May 15, 2025.
Adjusted free cash flow	A non-GAAP measure calculated as cash flows from operating activities, adjusted for net purchases of current investment securities, capital expenditures, net Funding Activity, changes in WEX Bank cash balances and certain other adjustments.
Adjusted net income or ANI	A non-GAAP measure that adjusts net income (loss) to exclude all items excluded in segment adjusted operating income except unallocated corporate expenses, further excluding unrealized gains and losses on financial instruments, net foreign currency gains and losses, debt issuance cost amortization, tax related items and certain other non-operating items, as applicable depending on the period presented.
ASU	Accounting Standards Update
Average number of SaaS accounts	Represents the average number of active consumer-directed health, COBRA, and billing accounts on our SaaS platforms. HSA accounts for which WEX Inc. serves as the non-bank custodian under designation by the U.S. Department of Treasury are included in this average.
B2B	Business-to-Business
BTFP	The Federal Reserve Bank Term Funding Program, which provides liquidity to U.S. depository institutions.
CODM	Chief Operating Decision Maker
Company	WEX Inc. and all entities included in the consolidated financial statements.
Corporate Cash	Calculated in accordance with the terms of our consolidated leverage ratio in the Company’s Credit Agreement.
Credit Agreement	Amended and Restated Credit Agreement entered into on April 1, 2021 (as amended from time to time) by and among the Company and certain of its subsidiaries, as borrowers, and Bank of America, N.A., as administrative agent on behalf of the lenders.
DSUs	Deferred stock units held by non-employee directors.
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve Bank Discount Window	Monetary policy that allows WEX Bank to borrow funds on a short-term basis to meet temporary shortages of liquidity caused by internal or external disruptions.
FHLB	Federal Home Loan Bank
FSA	Flexible spending account
Funding Activity	Includes the change in net deposits, net advances from the FHLB, changes in participation debt, and changes in borrowings under the BTFP and borrowed federal funds
GAAP	Generally accepted accounting principles in the United States
HRA	Health Reimbursement Arrangements
HSA	Health savings account
Indenture	The indenture dated as of March 6, 2025, among the Company, the subsidiary guarantors party thereto and Citibank, N.A., as trustee, which governs the Senior Notes.
NAV	Net asset value
Net interchange rate	Represents the percentage of the dollar value of each payment processing transaction that WEX records as revenue from merchants, less certain discounts given to customers and network fees.
Net late fee rate	Net late fee rate represents late fee revenue as a percentage of fuel purchased by fleets that have a payment processing relationship with WEX.

Net payment processing rate	The percentage of each payment processing $ of fuel that the Company records as revenue from merchants less certain discounts given to customers and network fees.
OBBBA	A budget and reconciliation package known as the “One Big Beautiful Bill Act”, signed into law on July 4, 2025.
OID	Original issue discount
Operating cash flow	Net cash provided by (used for) operating activities
Operating interest	Interest expense incurred on the operating debt obtained to provide liquidity for the Company’s short-term receivables or used for investing purposes in fixed income debt securities.
Over-the-road	Typically, heavy trucks traveling long distances.
Payment processing $ of fuel	Total dollar value of the fuel purchased by fleets that have a payment processing relationship with WEX.
Payment processing transactions	Total number of purchases made by fleets that have a payment processing relationship with the Company where the Company maintains the receivable for the total purchase.
Processing costs	Expenses related to processing transactions, servicing customers and merchants and costs of goods sold related to hardware and other product sales.
Purchase volume	Purchase volume in the Corporate Payments segment represents the total dollar value of all WEX-issued transactions that use WEX corporate card products and virtual card products. Purchase volume in the Benefits segment represents the total dollar value of all transactions where interchange is earned by WEX.
Revolving Credit Facility	The Company’s secured revolving credit facility under the Credit Agreement
RSUs	Restricted stock units
SaaS	Software-as-a-Service
Same-store sales	A measure of fuel gallons purchased by Mobility customers who joined the Company prior to the preceding calendar year, adjusted for the number of business days in the period.
SEC	Securities and Exchange Commission
Senior Notes	$550.0 million 6.500% senior unsecured notes, issued March 6, 2025 and due March 15, 2033
Service fees	Costs incurred from third-party networks utilized to deliver payment solutions and other third-parties utilized in performing services directly related to generating revenue.
SOFR	Secured Overnight Financing Rate
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

WEX Inc. Condensed Consolidated Statements of Operations
(in millions, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues
Payment processing revenue	$301.7	$309.9	$858.8	$930.3
Account servicing revenue	185.3	174.6	542.3	516.5
Finance fee revenue	83.2	70.5	239.3	218.6
Other revenue	121.5	110.5	347.6	326.3
Total revenues	691.8	665.5	1,987.9	1,991.6
Cost of services
Processing costs	163.1	156.0	491.9	489.0
Service fees	22.6	20.7	71.5	62.4
Provision for credit losses	20.4	9.7	57.9	52.6
Operating interest	29.2	28.3	82.0	77.6
Depreciation and amortization	39.0	34.6	113.7	98.6
Total cost of services	274.3	249.2	817.0	780.2
General and administrative	92.0	92.1	251.9	281.6
Sales and marketing	97.3	80.9	285.9	259.9
Depreciation and amortization	44.7	46.9	135.5	140.9
Operating income	183.6	196.4	497.6	529.0
Financing interest expense, net of financial instruments	(63.8)	(58.4)	(181.8)	(178.5)
Change in fair value of contingent consideration	(0.7)	(0.1)	(2.3)	(3.5)
Net foreign currency (loss) gain	(2.6)	3.2	(3.3)	(9.7)
Income before income taxes	116.4	141.1	310.2	337.2
Income tax expense	36.2	38.2	90.3	91.6
Net income	$80.3	$102.9	$219.8	$245.7

Net income per share:
Basic	$2.34	$2.56	$6.13	$5.95
Diluted	$2.30	$2.52	$6.07	$5.89
Weighted average common shares outstanding:
Basic	34.4	40.3	35.8	41.3
Diluted	34.8	40.8	36.2	41.7
See notes to the unaudited condensed consolidated financial statements.

Table of Contents	PART I
WEX Inc. Condensed Consolidated Statements of Comprehensive Income
(in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$80.3	$102.9	$219.8	$245.7

Other comprehensive income (loss), net of tax:
Unrealized gain on available-for-sale debt securities	33.1	104.1	106.4	68.9
Foreign currency translation	(3.2)	31.3	64.5	14.5
Other comprehensive income, net of tax	29.9	135.4	170.9	83.4

Total comprehensive income	$110.2	$238.3	$390.7	$329.1
See notes to the unaudited condensed consolidated financial statements.

Table of Contents	PART I
WEX Inc. Condensed Consolidated Balance Sheets
(in millions, except per share data)
(unaudited)

	September 30, 2025	December 31, 2024
Assets
Cash and cash equivalents(1)	$812.9	$595.8
Restricted cash	668.6	837.8
Accounts receivable, net	3,816.1	3,008.6
Investment securities	4,129.2	3,764.7
Securitized accounts receivable, restricted(1)	138.9	109.6
Prepaid expenses and other current assets	149.7	199.0
Total current assets	9,715.5	8,515.5
Property, equipment and capitalized software (net of accumulated depreciation of $568.9 in 2025 and $632.0 in 2024)	258.5	261.2
Goodwill	3,011.7	2,983.4
Other intangible assets (net of accumulated amortization of $1,682.7 in 2025 and $1,551.1 in 2024)	1,135.1	1,260.0
Investment securities	81.0	80.5
Deferred income taxes, net	16.8	18.3
Other assets	214.7	202.8
Total assets	$14,433.3	$13,321.6
Liabilities and Stockholders’ Equity
Accounts payable	$1,460.4	$1,090.9
Accrued expenses and other current liabilities	665.9	653.6
Restricted cash payable	667.4	837.0
Short-term deposits	5,152.9	4,452.7
Short-term debt, net(1)	1,306.8	1,293.2
Total current liabilities	9,253.4	8,327.3
Long-term debt, net	3,719.1	3,082.1
Deferred income taxes, net	174.6	145.6
Other liabilities	167.8	277.7
Total liabilities	13,314.9	11,832.8
Stockholders’ Equity
Common stock $0.01 par value; 175.0 shares authorized; 50.7 shares issued in 2025 and 50.3 in 2024; 34.3 shares outstanding in 2025 and 39.0 in 2024	0.5	0.5
Additional paid-in capital	1,190.1	1,149.7
Retained earnings	2,286.7	2,066.8
Accumulated other comprehensive loss	(141.2)	(312.3)
Treasury stock at cost; 16.4 and 11.3 shares in 2025 and 2024, respectively	(2,217.7)	(1,416.0)
Total stockholders’ equity	1,118.4	1,488.8
Total liabilities and stockholders’ equity	$14,433.3	$13,321.6
(1) The Company’s condensed consolidated balance sheets include assets and liabilities of consolidated VIEs. See Note 10, Financing and Other Debt, for further details.

See notes to the unaudited condensed consolidated financial statements.

Table of Contents	PART I
WEX Inc. Condensed Consolidated Statements of Stockholders’ Equity
(in millions)
(unaudited)

	Common Stock Issued		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2025	50.3	$0.5	$1,149.7	$2,066.8	$(312.3)	$(1,416.0)	$1,488.8
Stock issued under share-based compensation plans	0.3	—	1.2	—	—	—	1.2
Share repurchases for tax withholdings	—	—	(25.5)	—	—	—	(25.5)
Repurchases of common stock	—	—	—	—	—	(801.6)	(801.6)
Stock-based compensation expense	—	—	8.8	—	—	—	8.8
Unrealized gain on available-for-sale debt securities	—	—	—	—	48.7	—	48.7
Foreign currency translation	—	—	—	—	18.4	—	18.4
Net income	—	—	—	71.5	—	—	71.5
Balance at March 31, 2025	50.6	$0.5	$1,134.2	$2,138.3	$(245.1)	$(2,217.5)	$810.4
Stock issued under share-based compensation plans	—	—	0.1	—	—	—	0.1
Share repurchases for tax withholdings	—	—	(1.2)	—	—	—	(1.2)
Repurchases of common stock	—	—	—	—	—	(0.1)	(0.1)
Stock-based compensation expense	—	—	27.4	—	—	—	27.4
Unrealized gain on available-for-sale debt securities	—	—	—	—	24.6	—	24.6
Foreign currency translation	—	—	—	—	49.3	—	49.3
Net income	—	—	—	68.1	—	—	68.1
Balance at June 30, 2025	50.7	$0.5	$1,160.6	$2,206.4	$(171.1)	$(2,217.6)	$978.7
Stock issued under share-based compensation plans	—	—	1.4	—	—	—	1.4
Share repurchases for tax withholdings	—	—	(1.2)	—	—	—	(1.2)
Stock-based compensation expense	—	—	29.4	—	—	—	29.4
Unrealized gain on available-for-sale debt securities	—	—	—	—	33.1	—	33.1
Foreign currency translation	—	—	—	—	(3.2)	—	(3.2)
Net income	—	—	—	80.3	—	—	80.3
Balance at September 30, 2025	50.7	$0.5	$1,190.1	$2,286.7	$(141.2)	$(2,217.7)	$1,118.4

Table of Contents	PART I
WEX Inc. Condensed Consolidated Statements of Stockholders’ Equity (continued)
(in millions)
(unaudited)

	Common Stock Issued		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2024	49.9	$0.5	$1,053.0	$1,757.1	$(229.2)	$(760.8)	$1,820.6
Stock issued under share-based compensation plans	0.4	—	12.3	—	—	—	12.3
Share repurchases for tax withholdings	—	—	(28.2)	—	—	—	(28.2)
Repurchases of common stock	—	—	—	—	—	(73.6)	(73.6)
Stock-based compensation expense	—	—	28.1	—	—	—	28.1
Unrealized loss on available-for-sale debt securities	—	—	—	—	(25.7)	—	(25.7)
Foreign currency translation	—	—	—	—	(21.6)	—	(21.6)
Net income	—	—	—	65.8	—	—	65.8
Balance at March 31, 2024	50.3	$0.5	$1,065.2	$1,822.9	$(276.5)	$(834.4)	$1,777.7
Stock issued	—	—	2.6	—	—	—	2.6
Share repurchases for tax withholdings	—	—	(1.6)	—	—	—	(1.6)
Repurchases of common stock	—	—	—	—	—	(100.8)	(100.8)
Stock-based compensation expense	—	—	33.4	—	—	—	33.4
Unrealized loss on available-for-sale debt securities	—	—	—	—	(9.5)	—	(9.5)
Foreign currency translation	—	—	—	—	4.8	—	4.8
Net income	—	—	—	77.0	—	—	77.0
Balance at June 30, 2024	50.3	$0.5	$1,099.6	$1,899.9	$(281.2)	$(935.3)	$1,783.5
Stock issued	—	—	1.5	—	—	—	1.5
Share repurchases for tax withholdings	—	—	(1.5)	—	—	—	(1.5)
Repurchases of common stock	—	—	(60.0)	—	—	(313.1)	(373.1)
Stock-based compensation expense	—	—	28.7	—	—	—	28.7
Unrealized gain on available-for-sale debt securities	—	—	—	—	104.1	—	104.1
Foreign currency translation	—	—	—	—	31.3	—	31.3
Net income	—	—	—	102.9	—	—	102.9
Balance at September 30, 2024	50.3	$0.5	$1,068.3	$2,002.8	$(145.8)	$(1,248.3)	$1,677.5
See notes to the unaudited condensed consolidated financial statements.

Table of Contents	PART I
WEX Inc. Condensed Consolidated Statements of Cash Flows
(in millions)(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net income	$219.8	$245.7
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	77.8	90.1
Depreciation and amortization	249.2	239.5
Provision for credit losses	57.9	52.6
Other non-cash adjustments	34.6	10.4
Net change in operating assets and liabilities, net of effects of business acquisitions	(479.8)	(795.4)
Net cash provided by (used for) operating activities	159.6	(157.0)

Cash flows from investing activities
Purchases of property, equipment and capitalized software	(102.2)	(108.6)
Purchase of other investments	(11.7)	(18.0)
Purchases of available-for-sale debt securities	(923.6)	(900.9)
Sales and maturities of available-for-sale debt securities	653.4	309.4
Acquisition of intangible assets	(14.5)	(5.1)
Other investing activities	4.4	(0.9)
Net cash used for investing activities	(394.3)	(724.0)

Cash flows from financing activities
Repurchases of common stock	(799.8)	(543.6)
Net change in deposits	697.6	388.8
Net change in restricted cash payable	(215.6)	(480.4)
Borrowings on revolving credit facility	7,969.7	6,063.4
Repayments on revolving credit facility	(8,273.5)	(5,771.1)
Borrowings on term loans	447.8	68.3
Repayments on term loans	(46.4)	(45.2)
Proceeds from issuance of Senior Notes	550.0	—
Advances from the FHLB	11,524.0	570.0
Repayments to the FHLB	(11,519.0)	(200.0)
Borrowings on BTFP	—	1,570.0
Repayments on BTFP	—	(1,635.0)
Net change in borrowed federal funds	—	80.0
Net borrowings on other debt	(1.9)	10.9
Payments of deferred and contingent consideration	(76.7)	(93.7)
Other financing activities	(39.3)	(23.5)
Net cash provided by (used for) financing activities	216.8	(41.1)
Effect of exchange rates on cash, cash equivalents and restricted cash	62.3	3.9
Net change in cash, cash equivalents and restricted cash	44.4	(918.2)
Cash, cash equivalents and restricted cash, beginning of period	1,437.0	2,230.0
Cash, cash equivalents and restricted cash, end of period	$1,481.5	$1,311.8

See notes to the unaudited condensed consolidated financial statements.

Table of Contents	PART I

WEX INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	Basis of Presentation
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
In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation in accordance with GAAP have been included. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results for any future periods or the year ending December 31, 2025. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements that are included in the Company’s Annual Report on Form 10–K for the year ended December 31, 2024, filed with the SEC on February 20, 2025 (“2024 Annual Report”).
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
Significant Accounting Policies
The significant accounting policies used in preparation of these condensed consolidated financial statements as of and for the nine months ended September 30, 2025, are consistent with those discussed in “Note 1, Basis of Presentation and Summary of Significant Accounting Policies” to the consolidated financial statements in our 2024 Annual Report.
Cash and Cash Equivalents and Restricted Cash
The following table provides a reconciliation of end of period cash, cash equivalents and restricted cash reported within our condensed consolidated statements of cash flows to amounts within our condensed consolidated balance sheets for the periods ended:

	September 30, 2025	September 30, 2024
Cash and cash equivalents	$812.9	$535.4
Restricted cash	668.6	776.4
Cash, cash equivalents and restricted cash shown in the statement of cash flows	$1,481.5	$1,311.8
Recent Accounting Pronouncements
The Company evaluates all ASUs recently issued by the FASB for consideration of their applicability. Any recently issued ASUs not listed in the following table were assessed and determined to either not be applicable, or have not had, or are not expected to have, a material impact on our condensed consolidated financial statements. The Company did not adopt any accounting standards during the nine months ended September 30, 2025.

Table of Contents	PART I
WEX INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (unaudited)

Standard	Description	Date/Method of Adoption	Effect on financial statements or other significant matters
Not Yet Adopted as of September 30, 2025
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

ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses	Requires disclosure in the notes to the financial statements of specified information about certain costs and expenses (including the amounts of employee compensation, depreciation and intangible asset amortization) included within each income statement expense caption.	The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU, or (2) retrospectively to all prior periods presented in the financial statements.	The Company is currently evaluating the impact that the adoption of this ASU will have on its consolidated financial statements and disclosures.
ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets	Provides a practical expedient for estimating expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under Topic 606. The expedient allows an entity to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset.	The amendments are effective for annual periods beginning after December 15, 2025, and interim periods within those annual periods. Early adoption is permitted. Entities that elect the practical expedient are required to apply the amendments prospectively.	The Company is currently evaluating the effect that the adoption of this ASU would have on its consolidated financial statements and related disclosures.

Table of Contents	PART I
WEX INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (unaudited)

ASU 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software	Modernizes the accounting for internal-use software. The update eliminates the prescriptive software development stages (e.g., preliminary project stage, application development stage) and instead requires capitalization to begin when management authorizes and commits to funding the project and it is probable the project will be completed and used to perform the function intended.	The standard is effective for annual reporting periods beginning after December 15, 2027, and interim periods within those annual periods. Early adoption is permitted as of the beginning of an annual reporting period. The amendments may be applied using a prospective, modified, or retrospective transition approach.	The Company is currently assessing the impact that this new guidance will have on its consolidated financial statements and related disclosures.

3.	Revenues
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
The following tables disaggregate the Company’s consolidated revenues, substantially all of which relate to services transferred to the customer over time:

	Three Months Ended September 30, 2025
(in millions)	Mobility	Corporate Payments	Benefits	Total
Topic 606 revenues
Payment processing revenue	$168.2	$109.7	$23.8	$301.7
Account servicing revenue	11.1	18.3	113.3	142.7
Other revenue	25.7	0.1	11.5	37.2
Total Topic 606 revenues	$204.9	$128.1	$148.6	$481.6
Non-Topic 606 revenues	155.9	4.7	49.6	210.2
Total revenues	$360.8	$132.8	$198.1	$691.8

	Three Months Ended September 30, 2024
(in millions)	Mobility	Corporate Payments	Benefits	Total
Topic 606 revenues
Payment processing revenue	$183.2	$104.8	$21.9	$309.9
Account servicing revenue	10.0	15.5	110.0	135.5
Other revenue	25.8	—	7.8	33.6
Total Topic 606 revenues	$219.0	$120.3	$139.7	$479.0
Non-Topic 606 revenues	138.1	6.6	41.7	186.4
Total revenues	$357.2	$126.9	$181.5	$665.5

Table of Contents	PART I
WEX INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (unaudited)

	Nine Months Ended September 30, 2025
(In millions)	Mobility	Corporate Payments	Benefits	Total
Topic 606 revenues
Payment processing revenue	$484.9	$293.1	$80.8	$858.8
Account servicing revenue	31.8	47.0	339.7	418.5
Other revenue	75.4	0.1	27.6	103.1
Total Topic 606 revenues	$592.1	$340.3	$448.0	$1,380.3
Non-Topic 606 revenues	448.8	14.3	144.5	607.6
Total revenues	$1,040.8	$354.5	$592.5	$1,987.9

	Nine Months Ended September 30, 2024
(In millions)	Mobility	Corporate Payments	Benefits	Total
Topic 606 revenues
Payment processing revenue	$531.1	$324.2	$75.0	$930.3
Account servicing revenue	28.7	35.8	335.5	400.0
Other revenue	75.6	—	21.2	96.8
Total Topic 606 revenues	$635.4	$360.0	$431.7	$1,427.1
Non-Topic 606 revenues	420.2	23.5	120.9	564.6
Total revenues	$1,055.6	$383.5	$552.5	$1,991.6
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

(in millions)
Contract balance	Location on the condensed consolidated balance sheets	September 30, 2025	December 31, 2024
Receivables	Accounts receivable, net	$63.5	$60.4
Contract assets	Prepaid expenses and other current assets	12.9	9.9
Contract assets	Other assets	36.0	29.1
Contract liabilities	Accrued expenses and other current liabilities	28.2	28.6
Contract liabilities	Other liabilities	70.5	51.3
During the three and nine months ended September 30, 2025, the Company recognized revenue of $5.6 million and $21.8 million, respectively, related to contract liabilities existing as of December 31, 2024.
Remaining Performance Obligations
The Company’s unsatisfied or partially unsatisfied performance obligations as of September 30, 2025 represent the remaining minimum monthly fees on a portion of contracts across the lines of business, deferred revenue associated with stand ready payment processing obligations and contractually obligated professional services yet to be provided by the Company. The total remaining performance obligations below are not indicative of the Company’s future revenue, as they relate to an insignificant portion of the Company’s operations.

Table of Contents	PART I
WEX INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (unaudited)

The following table includes revenue expected to be recognized by year related to remaining performance obligations as of September 30, 2025.

(in millions)	Remaining 2025	2026	2027	2028	2029	Thereafter	Total
Minimum monthly fees[1]	$19.9	$42.7	$20.0	$12.0	$4.0	$1.5	$100.2
Other[2]	15.9	25.2	26.9	27.9	28.5	15.8	140.3
Total remaining performance obligations	$35.9	$67.9	$46.9	$40.0	$32.5	$17.3	$240.5
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
Asset Acquisition
During January 2025, the Company entered into a purchase and sale agreement for the purchase of a portfolio of factoring accounts receivable from a third-party, which serves various customers in the U.S. transportation industry. During March 2025, the Company closed on the acquisition of these receivables, paying the seller a preliminary purchase price of $144.5 million, which included a 10 percent premium relative to the net value of the receivables balance as of the valuation date, plus certain customary adjustments, as defined in the purchase and sale agreement. There were no subsequent material adjustments to this preliminary purchase price.
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
Accounts receivable consists of amounts billed to and due from customers across a wide range of industries and other third parties. The Company often extends short-term credit to cardholders by paying the merchant for the purchase price less the fees it retains and records as revenue, then subsequently collecting the total purchase price from the cardholder. The Company also extends revolving credit to certain small fleets. The Company had approximately $115.6 million and $114.1 million in gross receivables with revolving credit balances as of September 30, 2025 and December 31, 2024, respectively.
The allowance for accounts receivable consists of reserves for both credit and fraud losses, reflecting management’s current estimate of uncollectible balances on its accounts receivable. The following tables present changes in the accounts receivable allowances by portfolio segment:

Table of Contents	PART I
WEX INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (unaudited)

	Three Months Ended September 30, 2025
(in millions)	Mobility	Corporate Payments	Benefits	Total
Balance, beginning of period	$56.2	$21.3	$6.1	$83.7
Provision for credit losses(1)	15.1	4.8	0.5	20.4
Other(2)	4.9	—	—	4.9
Charge-offs	(23.6)	(2.0)	(5.1)	(30.6)
Recoveries of amounts previously charged-off	2.4	—	0.2	2.6
Currency translation	—	(0.1)	—	(0.1)
Balance, end of period	$55.1	$24.0	$1.7	$80.9

	Three Months Ended September 30, 2024
(in millions)	Mobility	Corporate Payments	Benefits	Total
Balance, beginning of period	$68.5	$10.6	$8.1	$87.2
Provision for credit losses(1)	7.8	1.7	0.1	9.6
Other(2)	5.2	—	—	5.2
Charge-offs	(25.3)	(0.5)	(0.1)	(25.9)
Recoveries of amounts previously charged-off	3.6	—	—	3.6
Currency translation	0.4	0.3	—	0.7
Balance, end of period	$60.3	$12.1	$8.1	$80.5

	Nine Months Ended September 30, 2025
(In millions)	Mobility	Corporate Payments	Benefits	Total
Balance, beginning of period	$56.6	$13.2	$7.7	$77.6
Provision for credit losses(1)	44.4	14.2	(0.8)	57.9
Other(2)	14.6	—	—	14.6
Charge-offs	(70.1)	(4.5)	(5.5)	(80.0)
Recoveries of amounts previously charged-off	9.0	—	0.3	9.2
Currency translation	0.7	0.9	—	1.6
Balance, end of period	$55.1	$24.0	$1.7	$80.9

Table of Contents	PART I
WEX INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (unaudited)

	Nine Months Ended September 30, 2024
(In millions)	Mobility	Corporate Payments	Benefits	Total
Balance, beginning of period	$72.8	$9.2	$8.1	$90.1
Provision for credit losses(1)	47.2	5.3	0.1	52.6
Other(2)	15.3	—	—	15.3
Charge-offs	(85.8)	(2.6)	(0.1)	(88.5)
Recoveries of amounts previously charged-off	10.7	—	—	10.7
Currency translation	0.1	0.2	—	0.3
Balance, end of period	$60.3	$12.1	$8.1	$80.5
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
The following table presents the outstanding balance of trade accounts receivable that are less than 30 and 60 days past due, shown in each case as a percentage of total trade accounts receivable:

Delinquency Status	September 30, 2025	December 31, 2024
Less than 30 days past due	99%	98%
Less than 60 days past due	99%	99%
Concentration of Credit Risk
The receivables portfolio primarily consists of a large group of homogeneous balances across a wide range of industries, which are collectively evaluated for impairment. No individual customer had a receivable balance representing 10 percent or more of the outstanding receivables balance at September 30, 2025 or December 31, 2024.

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
Summary of Share Repurchases
During the three and nine months ended September 30, 2025 and 2024, pursuant to our existing previously approved and announced repurchase program, the Company repurchased the following approximate shares of common stock, inclusive of the share purchases under the Tender Offer, which have been recorded as treasury stock:

Table of Contents	PART I
WEX INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (unaudited)

(In millions)	Shares	Total Cost[1]
Three months ended September 30, 2025	—	$—
Nine months ended September 30, 2025	5.1	$801.7
Three months ended September 30, 2024	1.7	$313.1
Nine months ended September 30, 2024	2.5	$487.5
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
The following table presents net income and reconciles basic and diluted shares outstanding used in the earnings per share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Net income	$80.3	$102.9	$219.8	$245.7

Weighted average common shares outstanding – Basic	34.4	40.3	35.8	41.3
Dilutive impact of share-based compensation awards(1)	0.5	0.5	0.4	0.5
Weighted average common shares outstanding – Diluted	34.8	40.8	36.2	41.7
(1)For the three and nine months ended September 30, 2025, 0.4 million and 0.6 million, respectively, of outstanding share-based compensation awards were excluded from the computation of diluted earnings per share under the treasury stock method, as the effect of including those shares would be anti-dilutive. For the three and nine months ended September 30, 2024, 0.4 million and 0.3 million, respectively, of outstanding share-based compensation awards were excluded from the computation of diluted earnings per share under the treasury stock method, as the effect of including those shares would be anti-dilutive.

8.	Derivative Instruments
Contingent Consideration Derivative Liability
At September 30, 2025 and December 31, 2024, the Company had a contingent consideration derivative liability associated with its asset acquisition from Bell Bank. See Note 13, Financial Instruments − Fair Value and Concentrations of Credit Risk, for further discussion of this derivative and for more information regarding the valuation of the Company’s derivatives.

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
The following table presents the composition of deposits, which are classified as short-term or long-term based on their contractual maturities:

(in millions)	September 30, 2025	December 31, 2024
Customer deposits	$240.2	$173.2
Contractual deposits with maturities within 1 year(1),(2)	275.0	129.2
Interest-bearing money market deposits(1)	687.6	530.2
HSA deposits(3)	3,950.0	3,620.0
Short-term deposits	$5,152.9	$4,452.7

Weighted average cost of HSA deposits outstanding	0.11%	0.11%
Weighted average cost of funds on contractual deposits outstanding	4.18%	1.50%
Weighted average cost of interest-bearing money market deposits outstanding	4.25%	4.57%
(1)As of September 30, 2025 and December 31, 2024, all certificates of deposit and money market deposits were in denominations of $250,000 or less, corresponding to FDIC deposit insurance limits.
(2)Includes certificates of deposit and certain money market deposits, which have a fixed maturity.
(3)HSA deposits are recorded within short-term deposits on the condensed consolidated balance sheets as the funds can be withdrawn by the account holders at any time.

10.	Financing and Other Debt
The following tables summarize the Company’s total outstanding debt as of September 30, 2025 and December 31, 2024.

	As of September 30, 2025		As of December 31, 2024
(in millions)	Balance Outstanding	Interest Rate	Balance Outstanding	Interest Rate
Short term debt:
Securitized debt (VIEs)	$102.4	4.84%	$86.8	5.58%
Participation debt	39.6	6.38%	49.2	6.58%
FHLB advances	1,110.0	4.33%	1,105.0	4.63%
Current portion of long-term debt(5)	54.7	**	52.1	**
Total short term debt, net	$1,306.8		$1,293.2
**    Provided for the total Credit Agreement borrowings below.

Table of Contents	PART I
WEX INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (unaudited)

	Balance Outstanding at:
(in millions)	September 30, 2025	December 31, 2024
Long-term debt:
Credit Agreement:
Term A-1 Loans due May 10, 2029(1)	$832.5	$866.3
Term B-2 Loans due April 1, 2028(2)	1,377.9	1,388.3
Term B-3 Loans due March 6, 2032(2)	447.8	—
Borrowings on Revolving Credit Facility due May 10, 2029(1)	601.8	905.6
Total borrowings under the Credit Agreement(3)	3,260.0	3,160.2
Senior Notes due March 15, 2033	550.0	—
Total long-term debt(4)	3,810.0	3,160.2
Less total unamortized debt issuance costs/discounts	(36.1)	(25.9)
Less current portion of long-term debt(5)	(54.7)	(52.1)
Long-term debt, net	$3,719.1	$3,082.1
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
(3)As of September 30, 2025 and December 31, 2024, amounts outstanding under the Credit Agreement bore a weighted average effective interest rate of 5.9 percent and 6.0 percent, respectively.
(4)See Note 13, Financial Instruments − Fair Value and Concentrations of Credit Risk for information regarding the fair value of the Company’s debt.
(5)Current portion of long-term debt as of September 30, 2025 and December 31, 2024 is net of $8.7 million and $6.9 million in unamortized debt issuance costs/discounts, respectively.

(in millions)	September 30, 2025	December 31, 2024
Supplemental information under Credit Agreement:
Letters of credit(1)	$44.6	$39.2
Remaining borrowing capacity on Revolving Credit Facility(2)	$953.6	$655.2
(1)Primarily collateralizing Corporate Payments processing activity.
(2)Borrowing capacity is contingent on maintaining compliance with the financial covenants as defined in the Company’s Credit Agreement. As of September 30, 2025, the Company pays a quarterly commitment fee at a rate per annum ranging from 0.25 percent to 0.45 percent of the daily unused portion of the Revolving Credit Facility determined based on the Company’s consolidated leverage ratio. The quarterly commitment fee in effect as of September 30, 2025 was 0.30 percent and was 0.25 percent as of December 31, 2024.
Credit Agreement
As of December 31, 2024, under the Credit Agreement, we had senior secured tranche A term loans (the “Term A Loans”), senior secured tranche B term loans (the “Term B Loans”) and outstanding commitments under the Revolving Credit Facility.
On March 6, 2025, the Company and certain of its subsidiaries entered into the Seventh Amendment to the Credit Agreement (the “Seventh Amendment”), which, among other things, established an incremental tranche of senior secured tranche B term loans in an aggregate principal amount of $450.0 million (the “Incremental Term B-3 Loans”), which are scheduled to mature on March 6, 2032. The Incremental Term B-3 Loans were issued with 0.5 percent original issue discount (OID) and bear interest at variable rates at the Company’s option, plus an applicable margin, which is fixed at 0.75 percent for base rate borrowings and 1.75 percent with respect to Term SOFR borrowings. The proceeds from the Incremental Term B-3 Loans were primarily used to fund the Tender Offer and to repay a portion of the Company’s

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
Senior Notes
On March 6, 2025, the Company completed a private offering of $550.0 million in aggregate principal amount of senior unsecured notes due March 15, 2033 (the “Senior Notes”). The Senior Notes bear interest at a rate of 6.5 percent per annum, payable semi-annually. The proceeds from the Senior Notes were primarily used to fund the Tender Offer discussed above under Credit Agreement and to repay a portion of the Company’s outstanding borrowings under the Revolving Credit Facility. Subject to the conditions set forth in the Indenture, the Senior Notes may be redeemed at the Company’s option, in whole or in part, at the following redemption prices:

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
Securitization Debt (VIEs)
Under securitized debt agreements, each month on a revolving basis, the Company sells certain of its Australian and European receivables to bankruptcy-remote entities that are VIEs consolidated by the Company, which in turn use the receivables as collateral to issue securitized debt. Amounts collected on the securitized receivables, including an immaterial amount of cash and cash equivalents as of September 30, 2025 and December 31, 2024, are restricted to pay the securitized debt and are not available for general corporate purposes. Additionally, creditors of the VIE do not have recourse to WEX Inc. The Company pays interest on the outstanding balance of the securitized debt based on variable interest rates plus an applicable margin.
The Company’s securitized debt agreement for the securitization of its European receivables is with MUFG Bank, Ltd., has a maximum revolving borrowing limit of €55.0 million and expires in April 2026, unless otherwise agreed to in writing by the parties. The Company’s securitized debt facility for the securitization of its Australian receivables is with Australia and New Zealand Banking Group Limited, has a maximum revolving borrowing limit of A$115.0 million, expires in November 2025 and is annually renewable thereafter unless earlier terminated.
Participation Debt
From time to time, WEX Bank enters into participation agreements with third-party banks to fund customers’ balances that exceed WEX Bank’s lending limit to individual customers. Associated unsecured borrowings generally carry a variable interest rate set according to an applicable reference rate plus a margin, which was 2.25 percent as of September 30, 2025 and December 31, 2024. As of September 30, 2025, the Company has an outstanding participation agreement that allows for total borrowings of up to $70.0 million and expires in December 2025, unless otherwise agreed to in writing by the parties. Borrowings under the participation agreement are included in short-term debt given they may be canceled by either party upon 60 days’ advance written notice.
FHLB Advances
WEX Bank is a member of the Federal Home Loan Bank (FHLB) of Des Moines, which provides WEX Bank short-term funding collateralized by investment securities. WEX Bank had $1.1 billion of collateralized borrowings outstanding with the

Table of Contents	PART I
WEX INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (unaudited)

FHLB as of September 30, 2025 and December 31, 2024. Remaining borrowing capacity as of September 30, 2025 was $154.3 million based on collateral provided as of that date.
Borrowed Federal Funds
WEX Bank borrows from short-term uncommitted federal funds lines of credit extended by various financial institutions to supplement the financing of the Company’s accounts receivable. WEX Bank had no outstanding borrowings against these lines of credit as of September 30, 2025 and December 31, 2024.
Other Short Term Borrowings
As an additional source of liquidity, WEX Bank pledged $215.6 million as of September 30, 2025 of customer receivables held by WEX Bank to the Federal Reserve Bank as collateral for potential borrowings through the Federal Reserve Bank Discount Window. Amounts that can be borrowed are based on the amount of collateral pledged and were $159.6 million and $137.7 million as of September 30, 2025 and December 31, 2024, respectively. WEX Bank had no borrowings outstanding on this line of credit through the Federal Reserve Bank Discount Window as of September 30, 2025 and December 31, 2024.
Under an uncommitted borrowing facility, WEX Australia can be advanced up to A$21.3 million from Bank of America in short-term funds. Interest accrues on any advances at a rate fixed for each interest period of 1.80 percent above the Australian Bank Bill Buying Rate for that interest period. The Company had no borrowings outstanding on this facility as of September 30, 2025 and December 31, 2024.

11.	Off-Balance Sheet Arrangements
WEX Europe Services and WEX Bank Accounts Receivable Factoring
WEX Europe Services and WEX Bank are each party to separate accounts receivable factoring arrangements with unrelated third-party financial institutions to sell certain of their accounts receivable balances. Each subsidiary continues to service these receivables post-transfer with no participating interest. Upon transfer, proceeds received are recorded net of applicable costs or negotiated discount rates and are recorded in operating activities in the condensed consolidated statements of cash flows. Cost of factoring, which was $2.5 million and $6.6 million, for the three and nine months ended September 30, 2025, respectively, and $2.5 million and $8.9 million for the three and nine months ended September 30, 2024, respectively, is recorded within cost of services in the condensed consolidated statements of operations.
The WEX Europe Services agreement automatically renews each January 1 unless either party gives not less than 90 days written notice of their intention to withdraw. Under this agreement, accounts receivable are sold without recourse to the extent that the customer balances are maintained at or below the credit limit established by the buyer. The Company maintains the risk of default on any customer receivable balances in excess of the buyer’s credit limit, which were immaterial as of September 30, 2025 and December 31, 2024. Under this arrangement, the Company sold $127.2 million and $360.0 million of accounts receivable during the three and nine months ended September 30, 2025, respectively, and $123.8 million and $391.5 million of accounts receivable during the three and nine months ended September 30, 2024, respectively.
The WEX Bank agreement has no set expiration date, however, either party can terminate the agreement with 30 days’ notice. Under this arrangement, the Company sold $4.5 billion and $10.4 billion of trade accounts receivable during the three and nine months ended September 30, 2025, respectively, and $3.4 billion and $13.2 billion during the three and nine months ended September 30, 2024, respectively.
Non-Bank Custodial HSA Cash Assets
As a non-bank custodian, WEX Inc. contracts with depository partners to hold custodial cash assets on behalf of individual account holders. As of September 30, 2025, WEX Inc. was custodian to approximately $4.8 billion in HSA cash assets. Of these custodial balances, approximately $0.9 billion of HSA cash assets at September 30, 2025 were deposited with and managed by certain third-party partners and not recorded on our condensed consolidated balance sheets. Such third-

Table of Contents	PART I
WEX INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (unaudited)

party depository partners are regularly monitored by management for stability. The remaining balance of $4.0 billion in HSA cash assets as of September 30, 2025 is deposited with and managed by WEX Bank and is therefore reflected on our condensed consolidated balance sheets. See Note 9, Deposits, for further information about HSA deposits recorded on our condensed consolidated balance sheets.

12.	Investment Securities
The Company’s investment securities as of September 30, 2025 and December 31, 2024 are presented below. Accrued interest on investment securities of $33.7 million and $30.9 million, respectively, as of September 30, 2025 and December 31, 2024, is excluded from total investment securities and recorded within prepaid expenses and other current assets on the condensed consolidated balance sheets.

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value(1)
As of September 30, 2025
Current:
Available-for-sale debt securities(2):
U.S. treasury notes	$415.8	$1.0	$18.1	$398.7
Corporate and sovereign debt securities	1,372.5	35.2	9.1	1,398.7
Municipal bonds	77.8	1.1	3.3	75.6
Asset-backed securities	828.6	6.5	2.4	832.7
Mortgage-backed securities	1,439.4	13.2	29.1	1,423.5
Total current investment securities	$4,134.2	$57.1	$62.1	$4,129.2

Non-current:
Available-for-sale debt securities(3)	$41.6	$0.3	$1.1	$40.8
Equity securities(4):
Mutual fund				27.3
Pooled investment fund				12.9
Total non-current investment securities				$81.0

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value(1)
As of December 31, 2024
Current:
Available-for-sale debt securities:
U.S. treasury notes	$383.7	$—	$30.3	$353.5
Corporate and sovereign debt securities	1,376.3	7.2	29.5	1,354.0
Municipal bonds	71.0	0.2	5.6	65.6
Asset-backed securities	759.6	5.7	2.0	763.2
Mortgage-backed securities	1,284.5	2.4	58.6	1,228.3
Total current investment securities	$3,875.1	$15.5	$126.0	$3,764.7

Table of Contents	PART I
WEX INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (unaudited)

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value(1)
As of December 31, 2024
Non-current:
Available-for-sale debt securities(3)	$43.5	$—	$1.8	$41.7
Equity securities(4):
Mutual fund				26.0
Pooled investment fund				12.9
Total non-current investment securities				$80.5
(1)The Company’s methods for measuring the fair value of its investment securities are discussed in Note 13, Financial Instruments − Fair Value and Concentrations of Credit Risk.
(2)As of September 30, 2025, the Company has pledged available-for-sale debt securities with a fair value of $86.3 million as collateral against recurring settlement obligations owed in conjunction with its transactions processed through licensed card networks and $1.4 billion as collateral for FHLB advances, as further discussed in Note 10, Financing and Other Debt.
(3)The fair value of available-for-sale debt securities at September 30, 2025 was comprised of municipal bonds of $31.8 million and mortgage-backed securities of $9.0 million. The fair value of available-for-sale debt securities at December 31, 2024 was comprised of municipal bonds of $31.9 million and mortgage-backed securities of $9.8 million.
(4)Excludes $18.0 million and $16.4 million in equity securities as of September 30, 2025 and December 31, 2024, respectively, included in prepaid expenses and other current assets and other assets on the condensed consolidated balance sheets.
The following table presents estimated fair value and gross unrealized losses of available-for-sale debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by security category. There are no expected credit losses that have been recorded against our investment securities as of September 30, 2025 and December 31, 2024.

	As of September 30, 2025
	Less than one year		One year or longer		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment-grade rated debt securities:
U.S. treasury notes	$11.7	$0.3	$324.2	$17.8	$335.9	$18.1
Corporate and sovereign debt securities	68.7	0.5	236.9	8.6	305.5	9.1
Municipal bonds	20.8	0.2	39.1	3.9	59.8	4.1
Asset-backed securities	120.3	1.9	27.8	0.6	148.0	2.4
Mortgage-backed securities	273.5	4.5	433.9	24.8	707.3	29.4
Total available-for-sale debt securities	$494.9	$7.4	$1,061.7	$55.7	$1,556.6	$63.1

	As of December 31, 2024
	Less than one year		One year or longer		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment-grade rated debt securities:
U.S. treasury notes	$30.1	$0.8	$312.3	$29.5	$342.4	$30.3
Corporate and sovereign debt securities	558.1	11.2	357.4	18.3	915.5	29.5
Municipal bonds	48.7	1.6	29.6	5.6	78.3	7.2
Asset-backed securities	118.9	0.9	34.2	1.1	153.1	2.0
Mortgage-backed securities	711.3	25.7	315.0	33.1	1,026.3	58.8
Total available-for-sale debt securities	$1,467.1	$40.2	$1,048.5	$87.6	$2,515.6	$127.8

Table of Contents	PART I
WEX INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (unaudited)

The above table includes 331 investment positions at September 30, 2025, where the current fair value is less than the related amortized cost. Unrealized losses on the Company’s available-for-sale debt securities included in the above table are primarily driven by the elevated interest rate environment and are not considered to be credit-related based upon an analysis that considered the extent to which the fair value is less than the amortized basis of a security, adverse conditions specifically related to the security, changes to credit rating of the instrument subsequent to Company purchase, and the strength of the underlying collateral, if any. Additionally, the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases.
The following table summarizes the contractual maturity dates of the Company’s available-for-sale debt securities.

	September 30, 2025
(in millions)	Amortized Cost	Fair Value
Due within one year	$138.9	$136.9
Due after 1 year through year 5	754.8	741.3
Due after 5 years through year 10	1,078.2	1,099.8
Due after 10 years	2,203.9	2,192.1
Total	$4,175.8	$4,170.0
Equity Securities
During the three and nine months ended September 30, 2025 and 2024, unrealized gains and losses recognized on equity securities still held as of those dates were immaterial.
Other Investments
The Company’s other investments at September 30, 2025 and December 31, 2024, which include Federal Home Loan Bank stock and minority equity or other investments in early-stage companies and venture capital funds for which there is no readily determinable fair value, were $76.2 million and $65.1 million, respectively. The investments are recorded at cost within other assets on our condensed consolidated balance sheets.

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

(in millions)	Fair Value Hierarchy	September 30, 2025	December 31, 2024
Assets:
Money market mutual funds(1)	1	$108.5	$44.3

Investment securities, current:
Available-for-sale debt securities:
U.S. treasury notes	2	$398.7	$353.5
Corporate and sovereign debt securities	2	1,398.7	1,354.0
Municipal bonds	2	75.6	65.6
Asset-backed securities	2	832.7	763.2
Mortgage-backed securities	2	1,423.5	1,228.3
Total		$4,129.2	$3,764.7

Investment securities, non-current:
Available-for-sale debt securities	2	$40.8	$41.7
Equity securities:
Mutual fund	1	27.3	26.0
Pooled investment fund measured at NAV(2)		12.9	12.9
Total		$81.0	$80.5

Executive deferred compensation plan trust(3)	1	$18.0	$16.4

Liabilities:
Contingent consideration(4)	2	$68.3	$128.2
(1)The fair value is recorded in cash and cash equivalents.
(2)The fair value of this security is measured at NAV as a practical expedient and has not been classified within the fair value hierarchy. The amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the condensed consolidated balance sheets.
(3)The fair value is recorded as current or long-term based on the timing of the Company’s executive deferred compensation plan payment obligations. At September 30, 2025, $2.0 million and $16.0 million in fair value is recorded within prepaid expenses and other current assets and other assets, respectively. At December 31, 2024, $1.8 million and $14.7 million in fair value is recorded within prepaid expenses and other current assets and other assets, respectively.
(4)The fair value is recorded as current or long-term based on the timing of expected payments. At September 30, 2025, $50.3 million and $18.0 million in fair value is recorded within accrued expenses and other current liabilities and other liabilities, respectively. At December 31, 2024, $62.2 million and $66.0 million in fair value is recorded within accrued expenses and other current liabilities and other liabilities, respectively.
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
Pooled Investment Fund
The pooled investment fund maintains individual capital accounts for each investor, which reflect each individual investor’s share of the NAV of the fund. As of September 30, 2025, the Company had no unfunded commitments with respect to the fund. Investments in the fund may be redeemed monthly with 30 days’ notice.
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
Due to significant increases in the Federal Funds rate since the acquisition date, the fair value of the Company’s contingent consideration derivative liability at both September 30, 2025 and December 31, 2024 were effectively measured at the present value of the maximum remaining contingent consideration payable under the arrangement. Accordingly, the fair value of the contingent consideration could not materially increase, however, a significant decrease in the Federal Funds rate could result in a material decrease in the derivative liability.
Financial Instruments Measured at Carrying Value, for which Fair Value is Disclosed
The fair value of the Company’s financial instruments, which are measured and reported at carrying value, is as follows for the periods indicated:

	September 30, 2025		December 31, 2024
(in millions)	Carrying value	Fair value	Carrying value	Fair value
Term A-1 Loans(1)	$832.5	**	$866.3	**
Term B-2 Loans(1)	1,377.9	**	1,388.3	**
Term B-3 Loans(1)	447.8	**	—	—
Outstanding borrowings on Revolving Credit Facility(1)	601.8	**	905.6	**
Senior Notes(1)	550.0	**	—	—
**     Fair value approximates carrying value.
(1)The Company determines the fair value of borrowings on the Revolving Credit Facility, Term Loans and Senior Notes based on market rates for the issuance of the Company’s debt, which are Level 2 inputs in the fair value hierarchy.

Table of Contents	PART I
WEX INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (unaudited)

Other Assets and Liabilities
The carrying value of certain of the Company’s financial instruments, other than those presented above, including cash, cash equivalents, restricted cash and restricted cash payable, short-term contractual deposits and HSA deposits, accounts receivable and securitized accounts receivable, accounts payable, accrued expenses and other current liabilities and other liabilities, approximate their respective fair values due to their short-term nature or maturities. The carrying value of certain other financial instruments we may have from time to time, including interest-bearing money market deposits, securitized debt, participation debt, borrowed federal funds, FHLB advances and deferred consideration associated with our acquisitions approximate their respective fair values due to stated interest rates being consistent with current market interest rates.
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
The Company’s effective tax rate was 31.1 percent and 29.1 percent for the three and nine months ended September 30, 2025, respectively, and 27.1 percent and 27.2 percent for the three and nine months ended September 30, 2024, respectively. Income tax expense is based on an estimated annual effective rate, which requires the Company to make its best estimate of annual pretax income or loss. The Company’s effective income tax rates generally differ from the U.S. federal statutory rates due to jurisdictional earnings mix and permanent book to tax differences arising from stock-based compensation.
The increase in our effective income tax rates for the three and nine months ended September 30, 2025 compared to the same periods in 2024, was primarily driven by an increase in valuation allowance against foreign tax credits, and remeasurement of net deferred tax liabilities for certain states due to state legislative changes, both recorded in 2025.
Undistributed earnings of certain foreign subsidiaries of the Company amounted to $364.9 million and $313.6 million at September 30, 2025 and December 31, 2024, respectively. During the third quarter of 2025, the Company reevaluated its historic indefinite reinvestment assertion and determined that any historical undistributed earnings as well as the future earnings for WEX Brazil are no longer considered to be indefinitely reinvested. The deferred tax liability related to the foreign and state tax costs associated with this change in assertion was immaterial. The Company continues to maintain its indefinite reinvestment assertion for its investments in foreign subsidiaries except for any historical undistributed earnings and future earnings for WEX Australia. Upon distribution of these earnings, the Company would be subject to withholding taxes payable to foreign countries, where applicable, but would generally have no further federal income tax liability. It is not practicable to estimate the unrecognized deferred tax liability associated with these undistributed earnings; however, it is not expected to be material.
On December 12, 2022, the European Union (EU) Member States formally adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15 percent, as established by the Organization for Economic Co-operation and Development (“OECD”) Pillar Two Framework that was supported by over 130 countries worldwide. The EU effective dates were January 1, 2024, and January 1, 2025, for different aspects of the directive. The impact of the Pillar Two Framework on the Company’s income tax provision for the three and nine months ended September 30, 2025 and 2024 was not material. The Company is continuing to evaluate the potential impact of the Pillar Two Framework on future periods, pending legislative adoption by additional individual countries.

Table of Contents	PART I
WEX INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (unaudited)

On July 4, 2025, President Trump signed into law the OBBBA, which makes certain tax provisions from the 2017 Tax Cuts and Jobs Act (TCJA) permanent, introduces new tax provisions with varying effective dates, and rolls back certain incentives from the 2022 Inflation Reduction Act. One of the key features impacting the Company from the OBBBA includes domestic research cost expensing in tax years beginning after December 31, 2024. As a result, the Company expects a decrease in cash paid for U.S. federal income taxes in the current year relative to prior years. However, a higher allocation of these costs to foreign source income has limited the Company's ability to utilize foreign tax credit carryforwards. As a result, a $1.3 million increase in the valuation allowance against U.S. foreign tax credits was recorded during the three months ending September 30, 2025. This provision is not anticipated to materially impact the Company's effective tax rate for the current year. The Company is currently assessing the comprehensive impact of other OBBBA provisions; however, these are not anticipated to materially impact the effective tax rate or cash paid for income taxes.

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
Commitments
Significant commitments and contingencies as of September 30, 2025 are generally consistent with those discussed in Note 20, Commitments and Contingencies, to the consolidated financial statements in the Company’s Annual Report on Form 10–K for the year ended December 31, 2024.

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
Stock-based compensation expense was $33.5 million and $77.8 million for the three and nine months ended September 30, 2025, respectively, and $28.7 million and $90.2 million for the three and nine months ended September 30, 2024, respectively. As of September 30, 2025, stock-based compensation of $12.2 million associated with liability-classified equity awards has been recorded within current liabilities on the condensed consolidated balance sheet. The remaining stock-based compensation for the nine months ended September 30, 2025 of $65.6 million has been recorded as a charge to additional paid-in capital within stockholders’ equity on the condensed consolidated balance sheet. There were no liability-classified equity awards and related expense during 2024.

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

	Three Months Ended September 30, 2025
(in millions)	Mobility	Corporate Payments	Benefits	Total
Total revenues (revenues from external customers)	$360.8	$132.8	$198.1	$691.8

Less(1):
Processing costs, adjusted	73.7	17.5	63.4
Service fees	1.7	3.0	17.8
Provision for credit losses	15.1	4.8	0.5
Operating interest expense	22.2	5.7	1.3
Sales and marketing expense, adjusted	59.5	18.7	13.5
General and administrative expense, adjusted	25.6	10.1	5.5
Other segment items(2)	16.3	9.1	9.4
Segment adjusted operating income (3)	$146.7	$63.8	$86.7	$297.2

Table of Contents	PART I
WEX INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (unaudited)

	Three Months Ended September 30, 2024
(in millions)	Mobility	Corporate Payments	Benefits	Total
Total revenues (revenues from external customers)	$357.2	$126.9	$181.5	$665.5

Less(1):
Processing costs, adjusted	69.8	16.3	60.0
Service fees	1.9	2.7	16.0
Provision for credit losses	7.8	1.7	0.1
Operating interest expense	24.9	2.2	1.2
Sales and marketing expense, adjusted	49.6	14.1	11.6
General and administrative expense, adjusted	22.1	10.8	6.0
Other segment items(2)	13.9	7.5	8.2
Segment adjusted operating income (3)	$167.1	$71.5	$78.4	$317.1

	Nine Months Ended September 30, 2025
(In millions)	Mobility	Corporate Payments	Benefits	Total
Total revenues (revenues from external customers)	$1,040.8	$354.5	$592.5	$1,987.9
Less(1):
Processing costs, adjusted	217.3	53.2	189.1
Service fees	5.8	8.2	57.5
Provision for credit losses	44.4	14.2	(0.8)
Operating interest expense	63.1	15.1	3.8
Sales and marketing expense, adjusted	176.1	52.9	40.7
General and administrative expense, adjusted	75.4	30.3	16.1
Other segment items(2)	46.5	26.9	27.6
Segment adjusted operating income (3)	$412.2	$153.7	$258.5	$824.4

	Nine Months Ended September 30, 2024
(In millions)	Mobility	Corporate Payments	Benefits	Total
Total revenues (revenues from external customers)	$1,055.6	$383.5	$552.5	$1,991.6
Less(1):
Processing costs, adjusted	210.0	52.1	188.8
Service fees	5.5	9.7	47.2
Provision for credit losses	47.2	5.3	0.1
Operating interest expense	65.7	8.4	3.4
Sales and marketing expense, adjusted	159.6	41.3	41.1
General and administrative expense, adjusted	76.8	34.5	19.7
Other segment items(2)	38.4	21.6	23.1
Segment adjusted operating income (3)	$452.4	$210.5	$229.0	$891.9
(1) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. Given the increase in both provision for credit losses and operating interest expense, it was determined during the third quarter of 2025 that such expenses

Table of Contents	PART I
WEX INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (unaudited)
are deemed significant for all segments, whereas previously were only considered significant for the Mobility segment. Segment information for previous periods has been recast to conform to the current-period presentation.
(2) Other segment items for the Mobility, Corporate Payments and Benefits reportable segments include depreciation expense for each of the periods presented.
(3) See following table for a reconciliation of segment adjusted operating income to income before income taxes.
Segment adjusted operating income reconciliation
The following table reconciles total segment adjusted operating income to income before income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024

Segment adjusted operating income
Mobility	$146.7	$167.1	$412.2	$452.4
Corporate Payments	63.8	71.5	153.7	210.5
Benefits	86.7	78.4	258.5	229.0
Total segment adjusted operating income	$297.2	$317.1	$824.4	$891.9

Reconciliation:
Total segment adjusted operating income	$297.2	$317.1	$824.4	$891.9
Less:
Unallocated corporate expenses	23.7	24.1	74.1	73.8
Acquisition-related intangible amortization	47.9	50.4	145.1	151.9
Other acquisition and divestiture related items	3.8	1.6	5.0	5.4
Stock-based compensation	34.7	29.8	80.4	89.8
Other costs	3.6	14.8	22.3	42.0
Add:
Financing interest expense, net of financial instruments	(63.8)	(58.4)	(181.8)	(178.5)
Net foreign currency loss	(2.6)	3.2	(3.3)	(9.7)
Change in fair value of contingent consideration	(0.7)	(0.1)	(2.3)	(3.5)
Income before income taxes	$116.4	$141.1	$310.2	$337.2

Table of Contents	PART I
WEX INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (unaudited)
Other segment disclosures

	Three Months Ended			Nine Months Ended
(in millions)	Mobility	Corporate Payments	Benefits	Mobility	Corporate Payments	Benefits
September 30, 2025:
Interest income(1)	$3.9	$3.4	$51.6	$12.0	$10.1	$144.4
Operating interest expense	$22.2	$5.7	$1.3	$63.1	$15.1	$3.8
Depreciation(2)	$16.3	$9.1	$9.4	$46.5	$26.9	$27.6

September 30, 2024:
Interest income(1)	$3.0	$5.1	$41.3	$10.3	$19.6	$118.9
Operating interest expense	$24.9	$2.2	$1.2	$65.7	$8.4	$3.4
Depreciation(2)	$13.9	$7.5	$8.2	$38.4	$21.6	$23.1
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
The following table presents WEX Bank’s actual and regulatory minimum capital amounts and ratios:

Table of Contents	PART I
WEX INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (unaudited)

(in millions)	Actual Amount	Ratio	Minimum for Capital Adequacy Purposes Amount	Ratio	Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions Amount	Ratio
September 30, 2025
Total Capital to risk-weighted assets	$804.3	15.05%	$427.5	8.00%	$534.4	10.00%
Tier 1 Capital to average assets	$758.6	9.24%	$328.4	4.00%	$410.6	5.00%
Common equity to risk-weighted assets	$758.6	14.20%	$240.5	4.50%	$347.4	6.50%
Tier 1 Capital to risk-weighted assets	$758.6	14.20%	$320.6	6.00%	$427.5	8.00%
December 31, 2024
Total Capital to risk-weighted assets	$697.4	15.36%	$363.3	8.00%	$454.1	10.00%
Tier 1 Capital to average assets	$657.1	9.01%	$291.8	4.00%	$364.7	5.00%
Common equity to risk-weighted assets	$657.1	14.47%	$204.3	4.50%	$295.2	6.50%
Tier 1 Capital to risk-weighted assets	$657.1	14.47%	$272.5	6.00%	$363.3	8.00%

20.	Subsequent Events
On October 28, 2025, the Company entered into a definitive asset purchase agreement to acquire the rights to an existing U.S. Mobility card program portfolio (“the Purchased Assets”) and existing trade accounts receivable from a third party. As consideration for the Purchased Assets, the Company shall pay $58.6 million, equal to the Purchased Assets’ deemed fair market value, less any assumed portfolio liabilities, as defined in the asset purchase agreement and determined as of the closing date, which is anticipated to be during the first quarter of 2026. The cost of the purchased accounts receivable shall be determined based on balances outstanding as of the closing date.

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
Company Highlights
The following table presents a summarized view of selected results for the three and nine months ended September 30, 2025, shown comparative to the prior year period. The Other Key Metric included below provides enhanced information and data underlying our financial results. A recurring, more extensive list of key performance indicators is included by segment within the Results of Operations section later in this MD&A.

(in millions, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
GAAP Measures:
Total revenues	$691.8	$665.5	$1,987.9	$1,991.6
Net income	$80.3	$102.9	$219.8	$245.7
Net income per diluted share	$2.30	$2.52	$6.07	$5.89
Net cash used for operating activities			$159.6	$(157.0)

Non-GAAP Measures(1)
Adjusted net income	$159.7	$177.5	$434.3	$488.1
Adjusted net income per diluted share	$4.59	$4.35	$11.99	$11.70
Adjusted free cash flow			$376.7	$392.5

Other Key Metric:
Total volume across the Company(2)	$66,231	$62,322	$179,788	$179,268
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

Mobility
Revenues
The following table reflects comparative revenue and key operating statistics within Mobility:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(in millions, except per gallon data)	2025	2024	Amount	%	2025	2024	Amount	%
Revenues(1)
Payment processing revenue	$168.2	$183.2	$(15.0)	(8)%	$484.9	$531.1	$(46.2)	(9)%
Account servicing revenue	53.7	49.0	4.7	10%	155.6	145.2	10.4	7%
Finance fee revenue	82.9	70.2	12.7	18%	238.1	217.9	20.2	9%
Other revenue	56.0	54.7	1.3	2%	162.2	161.4	0.8	—%
Total revenues	$360.8	$357.2	$3.7	1%	$1,040.8	$1,055.6	$(14.8)	(1)%

Key operating statistics
Total volume(2)	$19,683.8	$20,136.5	$(452.8)	(2)%	$57,267.5	$60,928.7	$(3,661.2)	(6)%
Payment processing transactions	140.0	146.5	(6.6)	(4)%	413.6	428.3	(14.7)	(3)%
Payment processing $ of fuel(2)	$12,641.4	$13,227.5	$(586.1)	(4)%	$36,875.4	$40,017.6	$(3,142.2)	(8)%
Average price per gallon of fuel – Domestic – ($USD/gal)	$3.38	$3.45	$(0.08)	(2)%	$3.33	$3.54	$(0.22)	(6)%
Net payment processing rate(3)	1.33%	1.38%	(0.05)%	(4)%	1.32%	1.33%	(0.01)%	(1)%
Net late fee rate(4)	0.53%	0.45%	0.09%	19%	0.53%	0.47%	0.07%	14%
(1)Lower domestic fuel prices compared to the prior year decreased revenue by $6.0 million and $30.4 million for the three and nine months ended September 30, 2025, respectively.
(2)Total volume and payment processing $ of fuel decreased for the three and nine months ended September 30, 2025 as compared to the same periods in the prior year due primarily to lower domestic fuel prices, and in smaller part by a decline in same-store sales, which is a measure of fuel gallons purchased by customers who joined the Company prior to the preceding calendar year, adjusted for the number of business days in the period. The Company believes that the same-store sales metric is a reflection of the economic demand environment and the decrease is reflective of a long-term trend of better vehicle fuel efficiency.
(3)Our net payment processing rate decreased for the third quarter of 2025 as compared to the same period in the prior year due primarily to lower interest rates and growth incentives for merchants, partly offset by the net impact of price initiatives.
(4)Our net late fee rate for the nine months ended September 30, 2025 increased compared to the same period in the prior year primarily due to the impact of pricing actions, offset in part by a decline in fuel prices and the number of late fee instances charged. The third quarter 2024 net late fee rate was unfavorably impacted by a charge for operational issues that affected certain finance fee calculations, resulting in the comparative increase in rate for the three months ended September 30, 2025.
Decreases in payment processing revenue during the three and nine months ended September 30, 2025, compared to the same periods of the prior year, were primarily the result of lower average domestic fuel prices and in smaller part to a decline in same-store sales.
Increases in account servicing revenue during the three and nine months ended September 30, 2025, compared to the same periods of the prior year, were primarily the result of higher fees charged on certain programs as a result of pricing initiatives.
Finance fee revenue, which is comprised of the following components, is discussed below.

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(in millions)	2025	2024	Amount	%	2025	2024	Amount	%
Finance income	$67.2	$59.0	$8.2	14%	$196.8	$186.8	$10.0	5%
Factoring fee revenue	15.7	11.2	4.5	40%	41.3	31.2	10.1	32%
Finance fee revenue	$82.9	$70.2	$12.7	18%	$238.1	$217.9	$20.2	9%

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
For the nine months ended September 30, 2025, finance income increased primarily from the impact of pricing actions, which resulted in higher contractual late fee rates charged, which were in part offset by a decline in fuel prices and instances of late fees, as compared to the same periods of the prior year. Further contributing to this year-over-year increase in finance income was a third quarter 2024 charge related to operational issues that impacted certain finance fee calculations. This prior year charge was the primary contributor to the comparative increase in finance income for the third quarter of 2025. Factoring fee revenue increased during the three and nine months ended September 30, 2025, as compared to the same periods of the prior year, due primarily to an increase in factored invoices as a result of the January 2025 purchase of a factoring portfolio.
Concessions to certain customers experiencing financial difficulties may be granted and are limited to extending the time to pay, placing a customer on a payment plan or granting waivers of late fees. There were no material concessions granted to customers experiencing financial difficulties during the nine months ended September 30, 2025 and 2024.
Operating Expenses
The following table compares line items within operating income and presents segment adjusted operating income and segment adjusted operating income margin for Mobility:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(in millions)	2025	2024	Amount	%	2025	2024	Amount	%
Cost of services
Processing costs	$77.1	$73.4	$3.7	5%	$230.1	$225.6	$4.5	2%
Service fees	$1.7	$1.9	$(0.2)	(11)%	$5.8	$5.5	$0.3	6%
Provision for credit losses	$15.1	$7.8	$7.3	93%	$44.4	$47.2	$(2.8)	(6)%
Operating interest	$22.2	$24.9	$(2.7)	(11)%	$63.1	$65.7	$(2.6)	(4)%
Depreciation and amortization	$17.0	$14.4	$2.6	18%	$49.0	$40.4	$8.6	21%

Other operating expenses
General and administrative	$35.4	$26.7	$8.7	33%	$95.7	$90.1	$5.6	6%
Sales and marketing	$63.2	$52.8	$10.4	20%	$187.3	$171.0	$16.3	10%
Depreciation and amortization	$17.6	$18.6	$(1.0)	(5)%	$53.4	$55.1	$(1.7)	(3)%

Operating income	$111.5	$136.5	$(25.0)	(18)%	$312.1	$355.1	$(43.0)	(12)%

Segment adjusted operating income(1)	$146.7	$167.1	$(20.4)	(12)%	$412.2	$452.4	$(40.2)	(9)%
Segment adjusted operating income margin(2)	40.7%	46.8%	(6.1)%	(13)%	39.6%	42.9%	(3.3)%	(8)%
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
(2)Segment adjusted operating income margin is calculated by dividing segment adjusted operating income by segment revenue. Such margin decreased during the three and nine months ended September 30, 2025, as compared to the same periods in the prior year, due primarily to lower average domestic fuel prices and the impact of 2025 sales and product development investments, along with an increased provision for credit losses, as further discussed below.
Cost of services
Provision for credit losses, which includes estimates for both credit and fraud losses, increased $7.3 million for the three months ended September 30, 2025, as compared to the same period in the prior year. The third quarter of 2024 benefited from lower loss rates and reserve balances along with lower than expected charge-offs from macroeconomic factors. We generally measure our loss performance by calculating fuel-related losses as a percentage of total fuel expenditures on payment processing transactions. This metric for provision for credit losses was 12.1 and 12.4 basis points of fuel expenditures for the three and nine months ended September 30, 2025, respectively. For the three and nine months ended September 30, 2024, provision for credit losses was 5.8 and 11.6 basis points of fuel expenditures, respectively.
Operating interest decreased marginally during the three and nine months ended September 30, 2025 due to a reduction in interest rates and lower relative average funding needs of the Mobility segment.
Depreciation and amortization increased $2.6 million and $8.6 million for the three and nine months ended September 30, 2025, respectively, compared to the prior year comparable periods, due in part to increased capital expenditures for new product development in support of growth.
Other operating expenses
General and administrative expense increased $8.7 million and $5.6 million during the three and nine months ended September 30, 2025, respectively, as compared to the same periods in the prior year, primarily due to expense associated with a strategic decision to sell an immaterial international subsidiary during the third quarter of 2025.
Sales and marketing expenses increased $10.4 million and $16.3 million for the three and nine months ended September 30, 2025, respectively, as compared to the same periods in the prior year, primarily resulting from targeted incremental investments tied to growth acceleration initiatives, and to a lesser extent by a growth in partner commissions.
Benefits
Revenues
The following table reflects comparative revenue and key operating statistics within Benefits:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(in millions)	2025	2024	Amount	%	2025	2024	Amount	%
Revenues
Payment processing revenue	$23.8	$21.9	$1.9	9%	$80.8	$75.0	$5.8	8%
Account servicing revenue	113.3	110.0	3.2	3%	339.7	335.5	4.2	1%
Finance fee revenue	—	0.1	—	NM	0.1	0.3	(0.1)	NM
Other revenue	61.0	49.4	11.6	23%	172.0	141.8	30.2	21%
Total revenues	$198.1	$181.5	$16.7	9%	$592.5	$552.5	$40.0	7%

Key operating statistics
Purchase volume	$1,770.5	$1,645.7	$124.8	8%	$6,103.1	$5,625.6	$477.4	8%
Total volume	$3,275.6	$3,129.5	$146.1	5%	$11,201.2	$10,464.9	$736.3	7%
Average number of SaaS accounts	21.5	20.3	1.2	6%	21.4	20.2	1.2	6%
Average HSA custodial cash assets	$4,808.5	$4,315.0	$493.4	11%	$4,707.6	$4,252.0	$455.6	11%
NM - Not meaningful

Total Benefits revenue increased $16.7 million and $40.0 million for the three and nine months ended September 30, 2025 as compared to the same periods in the prior year, primarily due to higher other revenue driven by greater average HSA deposit balances held by WEX Bank, on which we earn investment income, coupled with SaaS account growth.
Operating Expenses
The following table compares line items within operating income and presents segment adjusted operating income and segment adjusted operating income margin for Benefits:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(in millions)	2025	2024	Amount	%	2025	2024	Amount	%
Cost of services
Processing costs	$66.8	$64.8	$1.9	3%	$202.4	$203.6	$(1.2)	(1)%
Service fees	$17.8	$16.0	$1.8	11%	$57.5	$47.2	$10.3	22%
Provision for credit losses	$0.5	$0.1	$0.4	NM	$(0.8)	$0.1	$(0.9)	NM
Operating interest	$1.3	$1.2	$0.1	12%	$3.8	$3.4	$0.4	11%
Depreciation and amortization	$12.5	$11.8	$0.7	6%	$36.8	$34.1	$2.8	8%

Other operating expenses
General and administrative	$7.6	$8.4	$(0.7)	(9)%	$21.0	$30.2	$(9.3)	(31)%
Sales and marketing	$14.5	$12.7	$1.9	15%	$43.4	$44.8	$(1.4)	(3)%
Depreciation and amortization	$20.2	$21.3	$(1.1)	(5)%	$61.4	$64.5	$(3.1)	(5)%

Operating income	$56.9	$45.2	$11.7	26%	$166.9	$124.5	$42.4	34%

Segment adjusted operating income(1)	$86.7	$78.4	$8.3	11%	$258.5	$229.0	$29.5	13%
Segment adjusted operating income margin(2)	43.8%	43.2%	0.6%	1%	43.6%	41.4%	2.2%	5%
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
(2)Segment adjusted operating income margin is calculated by dividing segment adjusted operating income by segment revenue. Revenue earned on HSA assets is highly accretive to earnings and is the primary driver of the increase in segment adjusted operating income margin for the three and nine months ended September 30, 2025 as compared to the prior year comparable periods.
Cost of services
Service fees increased $10.3 million for the nine months ended September 30, 2025, as compared with the same period in the prior year, primarily resulting from higher merchant and other related fees driven by purchase volume growth during the first half of 2025 and increased fees paid to partners on higher HSA balances.
Other operating expenses
General and administrative expense decreased $9.3 million for the nine months ended September 30, 2025 as compared to the same period in the prior year, due in part to a reduction of Ascensus Acquisition integration costs and cost reduction initiatives.

Corporate Payments
Revenues
The following table reflects comparative revenue and key operating statistics within Corporate Payments:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(in millions)	2025	2024	Amount	%	2025	2024	Amount	%
Revenues
Payment processing revenue	$109.7	$104.8	$4.9	5%	$293.1	$324.2	$(31.1)	(10)%
Account servicing revenue	18.3	15.5	2.8	18%	47.0	35.8	11.2	31%
Finance fee revenue	0.3	0.2	—	NM	1.0	0.4	0.7	NM
Other revenue	4.5	6.4	(1.9)	(29)%	13.4	23.1	(9.7)	(42)%
Total revenues	$132.8	$126.9	$5.9	5%	$354.5	$383.5	$(29.0)	(8)%

Key operating statistics
Total volume	$43,271.7	$39,056.4	$4,215.3	11%	$111,319.6	$107,874.6	$3,445.0	3%
Purchase volume	$23,176.6	$23,394.4	$(217.9)	(1)%	$60,958.5	$73,098.5	$(12,140.0)	(17)%
Net interchange rate(1)	0.47%	0.45%	0.03%	6%	0.48%	0.44%	0.04%	8%
NM - Not meaningful
(1)Our net interchange rate has increased during the three and nine months ended September 30, 2025 compared to the same periods of the prior year, substantially due to customer volume mix, including a volume decrease for a legacy non travel customer from which we are now earning contractual minimum revenues.
Total Corporate Payments revenue increased $5.9 million and decreased $29.0 million for the three and nine months ended September 30, 2025, respectively, as compared to the same periods in the prior year. Corporate Payments revenues, and particularly payment processing revenue, returned to growth in the third quarter of 2025 on higher total volumes as compared to the third quarter of 2024. This increase included $1.9 million of favorable impact from foreign exchange rates, as compared to the same period of the prior year. The decrease in payment processing revenue and purchase volume for the nine months ended September 30, 2025, primarily resulted from a second quarter 2024 contract renegotiation with a large travel customer who transitioned to a new operating model. Account servicing revenues increased during the three and nine months ended September 30, 2025 primarily as a result of this new operating model transition. Other revenue results for the nine months of 2025 were negatively impacted by a reduction in interest revenue earned on restricted cash balances, primarily as a result of a decline in average balances due to the lower purchase volumes discussed above.
Concessions to certain customers experiencing financial difficulties may be granted and are limited to extending the time to pay, placing a customer on a payment plan or granting waivers of late fees. There were no material concessions granted to customers during the nine months ended September 30, 2025 and 2024.

Operating Expenses
The following table compares line items within operating income and presents segment adjusted operating income and segment adjusted operating income margin for Corporate Payments:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(in millions)	2025	2024	Amount	%	2025	2024	Amount	%
Cost of services
Processing costs	$19.2	$17.7	$1.4	8%	$59.5	$59.7	$(0.2)	—%
Service fees	$3.0	$2.7	$0.3	12%	$8.2	$9.7	$(1.5)	(16)%
Provision for credit losses	$4.8	$1.7	$3.1	182%	$14.2	$5.3	$8.9	168%
Operating interest	$5.7	$2.2	$3.5	156%	$15.1	$8.4	$6.7	80%
Depreciation and amortization	$9.5	$8.3	$1.1	14%	$27.8	$24.1	$3.7	15%

Other operating expenses
General and administrative	$12.3	$16.6	$(4.3)	(26)%	$37.3	$44.3	$(7.0)	(16)%
Sales and marketing	$19.8	$14.8	$5.0	34%	$55.6	$43.6	$12.0	28%
Depreciation and amortization	$6.5	$6.6	$(0.1)	(2)%	$19.5	$20.1	$(0.7)	(3)%

Operating income	$52.0	$56.1	$(4.1)	(7)%	$117.2	$168.1	$(50.9)	(30)%

Segment adjusted operating income(1)	$63.8	$71.5	$(7.7)	(11)%	$153.7	$210.5	$(56.8)	(27)%
Segment adjusted operating income margin(2)	48.0%	56.4%	(8.4)%	(15)%	43.4%	54.9%	(11.5)%	(21)%
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
As a result of owning all of our technology and issuing capabilities, our Corporate Payments segment has a highly scalable and relatively fixed cost base resulting in largely comparable expenses year to year. As a result, changes in revenue similarly impact operating income, segment adjusted operating income and segment adjusted operating income margin. Instances in which our expenses for the three and nine months ended September 30, 2025 did not remain comparable to those of the comparable 2024 periods are described hereafter.
Provision for credit losses increased $3.1 million and $8.9 million during the three and nine months ended September 30, 2025, respectively, as compared to the same periods of the prior year, due to higher collection risk in the receivables portfolio as a result of macroeconomic factors.
Operating interest increased $3.5 million and $6.7 million during the three and nine months ended September 30, 2025, respectively, as compared to the same periods of the prior year, due to higher relative average funding needs of the Corporate Payments segment.
General and administrative expense decreased $4.3 million and $7.0 million during the three and nine months ended September 30, 2025, respectively, as compared to the same periods of the prior year, due primarily to an immaterial prior year operational reserve recorded as a result of a third-party software outage.
Sales and marketing expense increased $5.0 million and $12.0 million during the three and nine months ended September 30, 2025, respectively, as compared to the same periods of the prior year, resulting primarily from targeted incremental investments tied to growth acceleration initiatives.

Unallocated corporate expenses
Unallocated corporate expenses represent the portion of expenses relating to general corporate functions, including acquisition and divestiture expenses, certain finance, legal, information technology, human resources, administrative and executive expenses, and other expenses not directly attributable to a reportable segment.
The following table compares line items within operating income for unallocated corporate expenses:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(in millions)	2025	2024	Amount	%	2025	2024	Amount	%
Other operating expenses
General and administrative	$36.6	$40.4	$(3.8)	(9)%	$97.9	$117.0	$(19.1)	(16)%
Depreciation and amortization	$0.4	$0.4	$—	NM	$1.2	$1.2	$—	NM
NM - Not meaningful
During the three and nine months ended September 30, 2025, general and administrative expenses decreased $3.8 million and $19.1 million, respectively, as compared to the same periods of the prior year. The decrease in expense during the third quarter of 2025 was due to comparatively higher third quarter 2024 professional services expenses. The decrease in expense during the nine months of 2025 was due primarily to decreased employee compensation costs as a result of a reduction in estimated attainment of performance-based employee stock-based compensation during the first half of 2025.
Non-operating income and expense
The following table reflects comparative results for certain amounts excluded from operating income:

	Three Months Ended September 30,		Absolute Dollar Change	Effect of Change on Net Income	Nine Months Ended September 30,		Absolute Dollar Change	Effect of Change on Net Income
(in millions)	2025	2024			2025	2024
Financing interest expense, net of financial instruments	$(63.8)	$(58.4)	$5.4	Reduction	$(181.8)	$(178.5)	$3.3	Reduction
Change in fair value of contingent consideration	$(0.7)	$(0.1)	$0.6	Reduction	$(2.3)	$(3.5)	$1.2	Increase
Net foreign currency (loss) gain	$(2.6)	$3.2	$5.9	Reduction	$(3.3)	$(9.7)	$6.4	Increase
Income tax expense	$36.2	$38.2	$2.0	Increase	$90.3	$91.6	$1.2	Increase
The increase in financing interest expense, net of financial instruments during the three and nine months ended September 30, 2025, as compared to the same periods in the prior year, was primarily due to an increase in borrowings during the first quarter of 2025 from the issuance of the Senior Notes and Incremental Term B-3 loans. These increases were offset in part by lower interest rates and a reduction in borrowings on the Revolving Credit Facility.
Our foreign currency exchange exposure is primarily related to the remeasurement of our cash, receivable and payable balances, including intercompany transactions that are denominated in both U.S. dollar and foreign currencies. Net losses incurred during the three and nine months ended September 30, 2025 were due primarily to the impacts on intercompany balance revaluation of a strong Euro against the British pound sterling for the first nine months of 2025 and a weakened U.S. dollar against most other currencies through the first half of 2025. The higher losses incurred during the nine months ended September 30, 2024 resulted from the weakening of certain foreign currencies in which we transact relative to the U.S. dollar, including the euro, and Australian and Canadian dollars, however, during the three months ended September 30, 2024, we experienced a gain attributable to the rebound of certain foreign currencies, particularly the Euro and Canadian dollar, relative to the U.S. dollar.
Income tax provision remained relatively flat for the three and nine months ended September 30, 2025, as compared to the same periods of the prior year. The marginal decreases in expense resulted from a decrease in the Company’s pre-tax book income, largely offset by an increase in the Company’s effective tax rates, which were 31.1 percent and 29.1 percent, respectively, for the three and nine months ended September 30, 2025, as compared to 27.1 percent and 27.2 percent for the three and nine months ended September 30, 2024, respectively. See Part I – Item 1 – Note 14, Income Taxes, to our condensed consolidated financial statements for more information regarding the drivers behind our effective tax rates.
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

The following table reconciles net income to adjusted net income and related per share data:

	Three Months Ended September 30,
(in millions except per diluted share data)	2025		2024
Net income	$80.3	$2.30	$102.9	$2.52
Unrealized gain on financial instruments	(0.3)	(0.01)	(0.9)	(0.02)
Net foreign currency loss (gain)	2.6	0.07	(3.2)	(0.08)
Change in fair value of contingent consideration	0.7	0.02	0.1	—
Acquisition-related intangible amortization	47.9	1.38	50.4	1.24
Other acquisition and divestiture related items	5.0	0.14	2.4	0.06
Stock-based compensation	34.7	1.00	29.8	0.73
Other costs	3.6	0.10	12.6	0.31
Debt restructuring and debt issuance cost amortization	2.3	0.07	4.3	0.11
Tax related items	(17.1)	(0.49)	(20.9)	(0.51)
Adjusted net income	$159.7	$4.59	$177.5	$4.35

	Nine Months Ended September 30,
	2025		2024
Net income	$219.8	$6.07	$245.7	$5.89
Unrealized gain on financial instruments	(0.7)	(0.02)	(0.6)	(0.01)
Net foreign currency loss	3.3	0.09	9.7	0.23
Change in fair value of contingent consideration	2.3	0.06	3.5	0.08
Acquisition-related intangible amortization	145.1	4.01	151.9	3.64
Other acquisition and divestiture related items	9.4	0.26	9.3	0.22
Stock-based compensation	80.4	2.22	89.8	2.15
Other costs	22.9	0.63	37.8	0.91
Debt restructuring and debt issuance cost amortization	6.3	0.17	12.0	0.29
Tax related items	(54.4)	(1.50)	(71.1)	(1.70)
Adjusted net income	$434.3	$11.99	$488.1	$11.70
The following table reconciles operating income to total segment adjusted operating income and adjusted operating income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Operating income	$183.6	$196.4	$497.6	$529.0
Unallocated corporate expenses	23.7	24.1	74.1	73.8
Acquisition-related intangible amortization	47.9	50.4	145.1	151.9
Other acquisition and divestiture related items	3.8	1.6	5.0	5.4
Stock-based compensation	34.7	29.8	80.4	89.8
Other costs	3.6	14.8	22.3	42.0
Total segment adjusted operating income	$297.2	$317.1	$824.4	$891.9
Unallocated corporate expenses	(23.7)	(24.1)	(74.1)	(73.8)
Adjusted operating income	$273.5	$293.0	$750.3	$818.1
Adjusted Free Cash Flow
Adjusted free cash flow is calculated as cash flows from operating activities adjusted for net purchases of current investment securities, capital expenditures, net Funding Activity, changes in WEX Bank cash balances and certain other adjustments.
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
The following table reconciles GAAP operating cash flow to adjusted free cash flow:

(in millions)	Nine Months Ended September 30,
	2025	2024
Operating cash flow, as reported	$159.6	$(157.0)
Adjustments to operating cash flow, as reported:
Change in WEX Bank cash balances	(162.3)	383.8
Other adjustments[1]	61.9	67.1
Net Funding Activity	693.0	792.0
Net sales and maturities (purchases) of current investment securities	(273.3)	(584.8)
Capital expenditures	(102.2)	(108.6)
Adjusted free cash flow	$376.7	$392.5
1 For the nine months ended September 30, 2025 and 2024, other adjustments is substantially comprised of contingent and deferred consideration paid to sellers in excess of acquisition-date fair value.
Liquidity and Capital Resources
We fund our business operations primarily via cash on hand, cash generated from operations, the issuance of deposits and other borrowings primarily used as part of our accounts receivable funding strategy, and borrowings under our Revolving Credit Facility.
On March 6, 2025, we completed a private offering of $550.0 million in aggregate principal amount of 6.500% senior unsecured notes due in March 2033 (the “Senior Notes”) and entered into an amendment to our Credit Agreement which, among other things, established an incremental tranche of senior secured tranche B term loans in an aggregate principal amount of $450.0 million, both of which were used to (i) fund the Company’s Tender Offer, (ii) repay $250.0 million outstanding under the Revolving Credit Facility, and (iii) pay related fees and expenses, with any amounts remaining thereafter to be used for general corporate purposes. As of September 30, 2025, we had cash and cash equivalents of $812.9 million, Corporate Cash was $127.9 million, and we had a remaining borrowing availability of $953.6 million under the Revolving Credit Facility, along with access to various sources of funds, including uncommitted federal funds lines of credit from other banks.
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
•Capital expenditures
•Repurchases of common stock[6]
•Merger and acquisition activity

(1)As of September 30, 2025 the Company had outstanding term loan principal borrowings of $2.7 billion, borrowings of $601.8 million on the Revolving Credit Facility, letters of credit of $44.6 million drawn against the Revolving Credit Facility and $550.0 million of outstanding Senior Notes. See Part I – Item 1 – Note 10, Financing and Other Debt, to our condensed consolidated financial statements for more information regarding our Credit Agreement and Senior Notes.

(2)WEX Bank’s regulatory status enables it to raise capital to fund the Company’s working capital requirements by issuing deposits, subject to various regulatory capital requirements administered by the FDIC and the UDFI. Additionally, WEX Bank holds deposits for the benefit of WEX Inc.’s HSA customers subject to the terms of a deposit agreement. As of September 30, 2025, we had $5.2 billion in total deposits. See Part I – Item 1 – Note 9, Deposits, to our condensed consolidated financial statements for more information regarding our deposits.
(3)The Company utilizes securitized debt agreements to finance a portion of our receivables, lower our cost of borrowing and more efficiently utilize capital. The Company had $102.4 million of securitized debt under these facilities as of September 30, 2025. We also utilize off-balance sheet factoring and securitization arrangements to sell certain of our accounts receivable to unrelated third-party financial institutions in order to accelerate the collection of the Company’s cash and reduce internal costs. Available capacity is generally dependent on the level of our trade accounts receivable eligible to be sold and the financial institutions’ willingness to purchase such receivables. However, the Company is not dependent on them to maintain its liquidity and capital resources. See Part I – Item 1 – Notes 10, Financing and Other Debt and 11, Off-Balance Sheet Arrangements, to our condensed consolidated financial statements for further information about the Company’s securitized debt and off-balance sheet arrangements.
(4)From time to time, WEX Bank enters into participation agreements with third-party banks to fund customers’ balances that exceed WEX Bank’s lending limit to individual customers. There was $39.6 million borrowed against these participation agreements as of September 30, 2025.
(5)WEX Bank borrows from short-term uncommitted federal funds lines of credit from time to time to supplement the financing of the Company’s accounts receivable. There were no outstanding borrowings under these lines of credit as of September 30, 2025. The Bank is also a member of the FHLB of Des Moines, which provides them collateralized short-term funding. As of September 30, 2025, WEX Bank had $1.1 billion of advances outstanding. See Part I – Item 1 – Note 10, Financing and Other Debt, to our condensed consolidated financial statements for more information regarding these facilities.
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
We were in compliance with these covenants and restrictions as of September 30, 2025.
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
We were in compliance with these covenants and restrictions as of September 30, 2025.

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
Additional Sources of Cash Available
WEX Bank has the ability to borrow funds from the Federal Reserve Bank Discount Window. Borrowing limits fluctuate based on pledged assets, and as of September 30, 2025, the Company could borrow up to a maximum amount of $159.6 million. WEX Bank had no borrowings outstanding on this line of credit as of September 30, 2025. Also, under an uncommitted borrowing facility, WEX Australia can be advanced up to A$21.3 million from Bank of America in short-term funds. The Company had no borrowings outstanding on this facility as of September 30, 2025. See Part I – Item 1 – Note 10, Financing and Other Debt, to our condensed consolidated financial statements for more information regarding these borrowing arrangements.
Cash Flows
The table below summarizes our cash activities and adjusted free cash flow:

	Nine Months Ended September 30,
(in millions)	2025	2024
Net cash provided by (used for)
Operating activities	$159.6	$(157.0)
Investing activities	$(394.3)	$(724.0)
Financing activities	$216.8	$(41.1)
Non-GAAP financial measure:
Adjusted free cash flow[1]	$376.7	$392.5
(1)Adjusted free cash flow is calculated as cash flows from operating activities adjusted for net purchases of current investment securities, capital expenditures, net Funding Activity, changes in WEX Bank cash balances and certain other adjustments. For a definition of adjusted free cash flow and a reconciliation to net cash provided by operating activities, the most closely comparable GAAP measure, and the reasons why we believe this is an important financial measure, please refer to the section titled Non-GAAP Financial Measures That Supplement GAAP Measures.
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
Cash provided by operating activities for the nine months ended September 30, 2025 increased $316.6 million as compared to the same period in the prior year primarily due to a customary seasonal increase in merchant payables during the nine months ended September 30, 2025, while in the prior year comparable period we experienced a decrease in accounts payable as a result of a large customer transitioning to a new operating model. These net favorable impacts were partly offset by a factoring accounts receivable portfolio acquired during the first quarter of 2025.
Investing Activities
Investing cash flows generally consist of capital expenditures, cash used for acquisitions and the investment of eligible custodial cash assets.

Cash used for investing activities for the nine months ended September 30, 2025 decreased $329.7 million as compared to the same period in the prior year primarily due to lower transfers of HSA deposits to WEX Bank in the current year, that are invested in available-for-sale debt securities.
Financing Activities
Financing cash flows generally consist of the issuance and repayment of debt and deposits, changes in restricted cash payable and repurchases of our common stock. Repurchases of our common stock may vary based on management’s evaluation of market and economic conditions and other factors.
Net cash from financing activities during 2025 increased $257.9 million, primarily due to a larger decrease in restricted cash payable in the prior year period as compared to the current year period. Cash flows from net Funding Activity remained relatively consistent year over year.
While share repurchases increased during the nine months ended September 30, 2025 as compared to the comparable nine months of 2024 due to the completion of the Tender Offer, we funded the Tender Offer with $450.0 million of gross borrowings from a new Term Loan B-3 facility under our Credit Agreement and through gross proceeds of $550.0 million from a new offering of Senior Notes. The excess of proceeds received through these borrowings over the amounts paid to repurchase shares under the Tender Offer were used to repay borrowings on the Revolving Credit Facility. As a result, these transactions collectively had little net impact on net cash flows from financing activities.
As of September 30, 2025, there was $173.9 million worth of WEX common stock available to be purchased pursuant to the repurchase plan authorization.
Adjusted Free Cash Flow
Although non-GAAP adjusted free cash flow is not calculated in accordance with GAAP, WEX believes that adjusted free cash flow is a useful measure for investors to further evaluate our results of operations, as further described in the section of this document titled Non-GAAP Financial Measures That Supplement GAAP Measures.
Adjusted free cash flow during the nine months ended September 30, 2025 was generally consistent with the prior year comparable period.
Other Commitments, Contingencies and Contractual Obligations
With the exception of the new borrowings discussed earlier in this Liquidity and Capital Resources section, as of September 30, 2025, there were generally no material changes to our contractual obligations from the information previously provided in Item 7 of our Annual Report on Form 10–K for the year ended December 31, 2024.
On October 28, 2025, the Company entered into a definitive asset purchase agreement to acquire the rights to a Mobility card program portfolio and existing trade accounts receivable from a third party. Consideration for the card program portfolio is $58.6 million less certain assumed portfolio liabilities, if any, the majority of which is expected to be paid before the end of 2025. We expect to close on the acquisition during the first quarter of 2026. See Part I – Item 1 – Note 20, Subsequent Events, to our condensed consolidated financial statements for more information regarding this transaction.
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

Recently Adopted Accounting Standards
See Note 2, Significant Accounting Policies, to the condensed consolidated financial statements included in Part I, Item 1 of this Form 10–Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
As of September 30, 2025, we have no material changes to the market risk disclosures in our Annual Report on Form 10–K for the year ended December 31, 2024.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of the principal executive officer and principal financial officer of WEX Inc., evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2025. “Disclosure controls and procedures” are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports it files or submits under the Exchange Act, is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, the principal executive officer and principal financial officer of WEX Inc. concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2025.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table presents the Company’s common stock repurchases during each month of the third quarter of 2025:

	Total Number of Shares Purchased	Average Price Paid per Share [2]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[1]
July 1 - July 31, 2025	—	$—	—	$173,880,812
August 1 - August 31, 2025	—	$—	—	$173,880,812
September 1 - September 30, 2025	—	$—	—	$173,880,812
Total	—	$—	—
(1)Under a share repurchase plan approved by our board of directors, the Company is authorized to repurchase up to $2.05 billion worth of its common stock through open market purchases, privately negotiated transactions, accelerated share repurchase programs, issuer self-tender offers or other means pursuant to the share repurchase plan, through December 31, 2025.
(2)The Inflation Reduction Act of 2022 imposed a nondeductible one percent excise tax on the net value of certain stock repurchases. All dollar amounts presented exclude such excise taxes, as applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Arrangements
During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f)) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c), except as disclosed in the table following:

Name and Title	Date Adopted (“A”), Modified (“M”) or Terminated (“T”)	Character of Trading Arrangement	Maximum Aggregate Number of Shares of Common Stock to be Purchased or Sold Pursuant to the Trading Arrangement	Duration of Trading Arrangement
Jennifer Kimball Chief Accounting Officer	(A) August 28, 2025	Rule 10b5-1 trading arrangement	Up to 3,443 shares to be sold(1)	December 18, 2025 - June 30, 2026

(1)This number includes up to 2,060 shares of common stock subject to RSUs previously granted to Ms. Kimball (the “RSU Shares”) that vest on December 16, 2025, March 15, 2026 and March 17, 2026. This number also includes up to 1,383 shares of common stock subject to PSUs (based on target performance) previously granted to Ms. Kimball on March 15, 2023 (the “PSU Shares”) with a performance end date on March 15, 2026. The aggregate number of RSU and PSU shares available to be sold is not yet determinable as the PSU Shares will be impacted by their future attainment and the RSU and PSU Shares will be net of shares sold to satisfy tax withholding obligations that arise in connection with the vesting and settlement of such RSU and PSU awards.

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

	3.3	Amended and Restated By-Laws of WEX Inc. (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed with the SEC on December 13, 2022)
	10.1	WEX Inc. Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 29, 2025)
*	31.1	Certification of Chief Executive Officer of WEX INC. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended
*	31.2	Certification of Chief Financial Officer of WEX INC. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended
*	32.1
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

WEX INC.

October 30, 2025	By:	/s/ Jagtar Narula
Jagtar Narula
Chief Financial Officer
(principal financial officer and duly authorized officer)