Form 10-K
period 2025-12-31
WEX Inc.
filed 2026-02-13
CIK 1309108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Act.        ☐  Yes             ☑  No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (assuming for the purpose of this calculation, but without conceding, that all directors, officers and any 10 percent or greater stockholders are affiliates of the registrant) as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $5.0 billion (based on the closing price of the registrant’s common stock on that date as reported on the New York Stock Exchange).
There were 34,310,618 shares of the registrant’s common stock outstanding as of February 6, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive proxy statement for the Company’s 2026 Annual Meeting of Stockholders (the “2026 Proxy Statement”) are incorporated by reference into Part III of this 10–K. Such 2026 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the Company’s fiscal year ended December 31, 2025. With the exception of the sections of the 2026 Proxy Statement specifically incorporated herein by reference, the 2026 Proxy Statement is not deemed to be filed as part of this Annual Report on 10–K.

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
•the failure to meet the applicable requirements or commitments under Mastercard or Visa contracts and rules;
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
•limitations on, or compression of, interchange fees, including as a result of regulatory changes;
•the effect of adverse financial conditions affecting the banking system;
•failure to implement new technologies and products;
•the failure to realize or sustain the expected benefits from investments in our capabilities and other initiatives;
•the failure to compete effectively in order to maintain or renew key customer and partner agreements and relationships, to maintain volumes under such agreements or to favorably differentiate ourselves from our competitors;
•the ability to attract and retain employees;
•the failure to realize the benefits of acquisitions or divestitures we have completed or may undertake;
•the failure to achieve commercial and financial benefits as a result of our strategic minority equity investments;
•the impact of foreign currency exchange rates on the Company’s operations, revenue and income and other risks associated with our operations outside the United States;
•the failure to adequately safeguard custodial HSA assets;
•the incurrence of impairment charges if the Company’s assessment of the fair value of certain of its reporting units or assets changes;
•the uncertainties of investigations and litigation;
•the ability of the Company to protect its intellectual property and other proprietary rights;

Table of Contents	FORWARD-LOOKING STATEMENTS
•the impact of actions of activist investors including costs and expenses incurred to address activism-related matters and the distraction of management from business operations in responding to those actions, including any proposals or proxy contest for the election of directors at our annual meeting of stockholders;
•the impact of market volatility, regulatory capital requirements and other regulatory requirements on the operations of WEX Bank or its ability to make payments to WEX Inc.;
•the impact of the Company’s debt instruments on the Company’s operations;
•the impact of increased leverage on the Company’s operations, results or borrowing capacity generally;
•our ability to achieve our capital allocation priorities;
•changes in interest rates;
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
Adjusted free cash flow
A non-GAAP measure calculated as cash flows from operating activities, adjusted for net purchases of current investment securities, capital expenditures, net Funding Activity, changes in WEX Bank cash balances, and certain other adjustments.

Adjusted net income or ANI	A non-GAAP measure that adjusts net income (loss) attributable to shareholders to exclude all items excluded in segment adjusted operating income except unallocated corporate expenses, further excluding unrealized gains and losses on financial instruments, net foreign currency gains and losses, debt issuance cost amortization, tax related items and certain other non-operating items, as applicable depending on the period presented.
Ascensus Acquisition	The acquisition from Ascensus, LLC of certain entities, which comprised the health and benefits business of Ascensus.
ASC	Accounting Standards Codification
ASR	Accelerated Share Repurchase
ASU	Accounting Standards Update
Average number of SaaS accounts	Represents the average number of active consumer-directed health, COBRA, and billing accounts on our SaaS platforms. HSA accounts for which WEX Inc. serves as the non-bank custodian under designation by the U.S. Department of Treasury are included in this average.
B2B	Business-to-Business
BTFP	The Federal Reserve Bank Term Funding Program, which provides liquidity to U.S. depository institutions.
CDH	Consumer-directed healthcare
CFPB	Consumer Financial Protection Bureau
Closed-loop	Refers to proprietary, private payment networks, and transactions processed thereon, in which the card issuer, payment processor and merchant network are all part of the same system.
CODM	Chief Operating Decision Maker
Company	WEX Inc. and all entities included in the consolidated financial statements.
Consolidated EBITDA	A non-GAAP measure calculated in accordance with the terms of the Company’s Credit Agreement.
Convertible Notes	Convertible senior unsecured notes due on July 15, 2027 in an aggregate principal amount of $310.0 million with a 6.5 percent interest rate, issued July 1, 2020, which were repurchased by the Company and canceled by the trustee at the instruction of the Company on August 11, 2023.
Corporate Cash	Calculated in accordance with the terms of our consolidated leverage ratio in the Company’s Credit Agreement.
Credit Agreement	Amended and Restated Credit Agreement entered into on April 1, 2021 (as amended from time to time) by and among the Company and certain of its subsidiaries, as borrowers, and Bank of America, N.A., as administrative agent on behalf of the lenders.
DCFM	Discounted Cash Flow Method of valuation

Table of Contents	ACRONYMS AND ABBREVIATIONS

Discovery Benefits	Discovery Benefits, LLC, which was subsequently merged with and into WEX Health as of March 31, 2021.
DSUs	Deferred Stock Units held by non-employee directors.
eNett	eNett International (Jersey) Limited
EVs	Electric vehicles
FASB	Financial Accounting Standards Board
FCPA	U.S. Foreign Corrupt Practices Act
FDIC	Federal Deposit Insurance Corporation
Federal Reserve Bank Discount Window	Monetary policy that allows WEX Bank to borrow funds on a short-term basis to meet temporary shortages of liquidity caused by internal or external disruptions.
FHLB	Federal Home Loan Bank
FinCEN	Financial Crimes Enforcement Network of the U.S. Department of the Treasury
FRA	Federal Reserve Act
FSA	Flexible Spending Accounts
Funding Activity	Includes the change in net deposits, net advances from the FHLB, changes in participation debt, and changes in borrowings under the BTFP and borrowed federal funds, which are all used as part of WEX Bank’s accounts receivable funding strategy.
GAAP	Generally Accepted Accounting Principles in the United States
GILTI	Global Intangible Low Taxed Income
GPCM	Guideline Public Company Method of valuation
GPCs	Guideline Public Companies
HRA	Health Reimbursement Arrangements
HSA	Health Savings Account
HSA Yield	HSA Yield is calculated by dividing total custodial investment revenue by average HSA custodial cash assets.
ICE	Internal Combustion Engine
Indenture	The indenture dated as of March 6, 2025, among the Company, the subsidiary guarantors party thereto and Citibank, N.A., as trustee, which governs the Senior Notes.
MSUs	Market share units
NAV	Net Asset Value
Net interchange rate	Represents the percentage of the dollar value of each payment processing transaction that WEX records as revenue from merchants, less certain discounts given to customers and network fees.
Net late fee rate	Represents late fee revenue as a percentage of fuel purchased by fleets that have a payment processing relationship with WEX.
Net payment processing rate	The percentage of each payment processing $ of fuel that the Company records as revenue from merchants less certain discounts given to customers and network fees.
NYSE	New York Stock Exchange
OBBBA	A budget and reconciliation package known as the “One Big Beautiful Bill Act,” signed into law on July 4, 2025.
OFAC	The United States Treasury’s Office of Foreign Assets Control
OID	Original issue discount
Open-loop	Refers to third-party payment networks (i.e., Visa and Mastercard), and transactions processed thereon, where consumers use standard credit/debt cards or digital wallets and multiple intermediaries handle the transaction.
Operating cash flow	Net cash provided by (used for) operating activities.

Table of Contents	ACRONYMS AND ABBREVIATIONS

Operating interest	Interest expense incurred on the operating debt obtained to provide liquidity for the Company’s short-term receivables or used for investing purposes in fixed income debt securities.
Optal	Optal Limited
OTA	Online travel agency
Over-the-Road	Typically, heavy trucks traveling long distances.
Payment processing $ of fuel	Total dollar value of the fuel purchased by fleets that have a payment processing relationship with WEX.
Payment processing transactions	Total number of purchases made by fleets that have a payment processing relationship with the Company where the Company maintains the receivable for the total purchase.
PBRSUs	Performance-based restricted stock units
PO Holding	PO Holding, LLC, a wholly owned subsidiary of WEX Inc. and the direct parent of WEX Health.
Processing costs	Expenses related to processing transactions, servicing customers and merchants and costs of goods sold related to hardware and other product sales.
Purchase volume	Purchase volume in the Corporate Payments segment represents the total dollar value of all WEX-issued transactions that use WEX corporate card products and virtual card products. Purchase volume in the Benefits segment represents the total dollar value of all transactions where interchange is earned by WEX.
Revolving Credit Facility	The Company’s secured revolving credit facility under the Credit Agreement.
RSUs	Restricted stock units
SaaS	Software-as-a-Service
Same-store sales	A measure of fuel gallons purchased by Mobility customers who joined the Company prior to the preceding calendar year, adjusted for the number of business days in the period.
SBI	SBI Investments, Inc., which is owned by State Bankshares, Inc., and was a minority interest holder in PO Holding, LLC.
SEC	Securities and Exchange Commission
Senior Notes	$550.0 million in aggregate principal amount of 6.500% senior unsecured notes, issued March 6, 2025 and due March 15, 2033.
Service fees	Costs incurred from third-party networks utilized to deliver payment solutions and other third-parties utilized in performing services directly related to generating revenue.
SOFR	Secured Overnight Financing Rate
SPE	Wholly-owned special purpose entity
Topic 310	Accounting Standards Codification Section 310, Receivables
Topic 320	Accounting Standards Codification Section 320, Debt Securities
Topic 606	Accounting Standards Codification Section 606, Revenue from Contracts with Customers
Total segment adjusted operating income	A non-GAAP measure that adjusts operating income to exclude specified items that the Company’s management excludes in evaluating segment performance, including unallocated corporate expenses, acquisition-related intangible amortization, other acquisition and divestiture related items, debt restructuring costs, stock-based compensation, other costs and certain non-recurring or non-cash operating charges that are not core to our operations, as applicable depending on the period presented.
Total volume	Includes purchases on WEX-issued accounts as well as purchases issued by others, but using a WEX platform.
TSR	Total shareholder return
UDFI	Utah Department of Financial Institutions

Table of Contents	ACRONYMS AND ABBREVIATIONS

VIE	Variable interest entity
VCN	Virtual card number
WACC	Weighted Average Cost of Capital
WEX	WEX Inc., and all of its subsidiaries that are consolidated under accounting principles generally accepted in the United States, unless otherwise indicated or required by the context.
WEX Australia	WEX Card Holdings Australia Pty Ltd and its subsidiaries
WEX Bank	An industrial bank organized under the laws of the State of Utah, and wholly owned subsidiary of WEX Inc.
WEX Europe Services	WEX Europe Service Limited, a European Mobility business
WEX Health	WEX Health, Inc., the Company’s healthcare technology and administration solutions provider/business.
WEX Payments	WEX Payments Inc. (formerly known as Noventis, Inc.)

PART I
ITEM 1. BUSINESS
Company Overview
WEX is a global commerce platform that provides seamlessly embedded, personalized payments solutions across three business segments: Mobility, Benefits, and Corporate Payments. Our purpose is to simplify the business of running a business. That purpose has become increasingly relevant as organizations face rising complexity driven by fragmented systems, manual workflows, increasing costs, and greater compliance demands. These challenges slow decision-making and introduce additional operational risk. Leveraging our deep industry expertise, WEX has developed platforms and proprietary networks that address these issues by delivering the technologies and services that enable our customers to achieve greater speed and efficiency, cost savings, accuracy, and insight across financial and administrative workflows.
WEX’s products and services are built for scale, processing hundreds of billions of dollars in transactions each year across our Mobility, Corporate Payments, and Benefits segments. Both in our direct-to-corporate and partner channels, customers benefit from this scale. By bringing payments, data, and processes together within customers’ existing systems, we transform everyday transactions into payment intelligence that helps organizations protect margins, optimize cash flow, reduce risk, and navigate the growing complexity of today’s global economy.
WEX’s solutions span the following three business segments:
•Mobility. Our Mobility segment is a global leader in fleet payment solutions, transaction processing, and information management. We support fleets of all sizes globally through our proprietary closed-loop networks and a suite of software solutions that help manage fuel, EV charging, and operational workflows.
•Benefits. Our Benefits segment provides SaaS software integrated with payment solutions that simplify employee benefits administration. We offer a broad range of consumer-directed health accounts, benefit administration services, and compliance solutions that help employers streamline processes, reduce costs, and support their employees.
•Corporate Payments. Our Corporate Payments segment delivers global B2B payment solutions that integrate virtual payments into customer and partner workflows. We support accounts payable automation, embedded payment use cases across industries — including the travel industry — and white-label programs for financial institutions through our issuing capabilities and payment technology.
The following graphic illustrates how our competencies and capabilities come together to support these key segments:

Table of Contents	PART I
Our wholly owned subsidiary, WEX Bank, currently funds a significant portion of our Mobility and Corporate Payments operations. The Bank's credit team has deep risk management knowledge and expertise, which they utilize to establish and oversee lending parameters, extend credit, monitor portfolio performance and manage concentration and industry-related risks, which are incorporated into underwriting standards to support prudent risk management. We believe that our ownership of WEX Bank provides us with a competitive advantage through access to low-cost sources of capital and liquidity and enables us to design funding solutions for customers that complement our technology solutions. Additionally, WEX Bank manages a compliance program designed to ensure adherence to applicable laws and regulations, including anti-money laundering monitoring, sanctions screening and suspicious activity reporting. WEX Bank also serves as a depository institution for the majority of HSA deposits held by the Company, investing these funds in fixed-income debt securities. This in-house function allows WEX to maximize investment returns while maintaining an effective risk profile.
We believe the breadth of our ecosystem — our technology, talented workforce, and global customer and partner footprint — not only positions us to help organizations operate more efficiently and manage complexity, but also provides WEX with a diverse set of levers to support the achievement of our financial and business goals.
Certain Key Developments in 2025

•WEX repurchased a total of $790 million of our common stock, returning capital to shareholders and reducing our total outstanding share count by more than 5 million shares, or approximately 13 percent, since the end of 2024. Such repurchases were substantially funded through the completion of a private offering of $550 million in aggregate principal of 6.500% senior unsecured notes and an incremental tranche of senior secured tranche B term loans in an aggregate principal amount of $450 million.

•We signed a long-term agreement with major fuel retailer BP for its U.S. commercial card portfolio business. The program utilizes WEX’s integrated closed- and open-loop network capabilities, which reflect product investments to expand network reach and support broader acceptance of vehicle-related expenses.

•We expanded several of our product offerings, including our 10-4 by WEX™ mobile app, which offers nationwide diesel discounts to independent truckers, to provide eligible customers preferred-rate access to a truck-safe navigation tool that includes routing support and real-time operational information.

•We advanced our Embedded Payments strategy beyond the core travel vertical by launching new flexible funding capabilities and significantly expanding our fintech pipeline.
•WEX continued to deploy artificial intelligence (AI)-driven tools within areas such as fraud prevention, product development, credit management, and customer support, where the technology has, among other things, boosted productivity and increased product innovation velocity.

Strategy
WEX brings deep vertical expertise and a long history of innovation in the payments and business technology industry. We have significant experience developing and scaling solutions across industries and geographies, and the customer remains at the center of how we win and deliver. Our purpose is consistent – to simplify the business of running a business – and serves as the north star of our strategy. This strategy is guided by three pillars that define how we prioritize opportunities, allocate capital, and execute in the market.

Table of Contents	PART I

Customer-centric strategy supported by core competencies to deliver profitable growth

Strategic Pillars

1
Amplify Our Core
through targeted investments, best-in-class execution, and operational discipline

2
Expand Our Reach
by extending into adjacent workflows and new use cases to unlock growth and build customer value

3
Accelerate Innovation
to get more productivity out of our investments and deliver operating leverage in our model

Core Competencies

- Payment Intelligence
- Workflow Optimization
- Scale & Infrastructure
- Industry Expertise

Our Purpose

Simplify the Business of Running a Business

•Amplify our core. We continue to strengthen our leadership positions and deepen customer loyalty through targeted investments, best-in-class sales execution, new products and capabilities, and operational discipline.
•Expand our reach. We extend our platform into adjacent workflows and new use cases, through additional growth vectors that unlock revenue opportunities while building customer value.
•Accelerate innovation. We focus on driving greater productivity and customer value from our investments and delivering operating leverage in our model.
Technology, Data and Resources
Our technology strategy is grounded in a deep understanding of customer needs and leverages our payments and software expertise to support sustained product innovation. Our proprietary technology assets include (i) closed-loop networks within our Mobility segment, (ii) a comprehensive benefits engagement and administrative SaaS platform within our Benefits segment, and (iii) a global multicurrency payments issuance platform within our Corporate Payments segment. Our ability to expand the customer segments we serve and the features we offer is enabled by continued advancement of our shared platforms for data, AI, security, and development pipelines, where improvements to a singular platform can benefit multiple product suites.
A core principle of our technology vision is the delivery of reliable, secure, and scalable systems. Our multi-cloud strategy provides flexibility, supports compliance requirements, and reduces reliance on higher-cost, less adaptable data centers. As we simplify and decouple systems, we increase component reuse, improve scalability, and enhance our ability to isolate issues and integrate with partners. Our internal platform provides developers with shared tools to build, test, and publish applications more rapidly while benefiting from built-in security standards and guardrails. These initiatives are reinforced by multi-layered security and privacy controls designed to mitigate cybersecurity risks and safeguard customer data. See Part I – Item 1C – Cybersecurity for information on our processes and procedures in place for managing cybersecurity risk and overseeing the use and development of artificial intelligence in accordance with our AI Governance Framework.
Data continues to be a critical differentiator as we advance our digital transformation. The breadth of our data assets enables a wide range of operational and analytical use cases across our business and supports more informed, data-driven decisions for employees and customers. This foundation also supports the development and deployment of AI capabilities within our products and internal processes. We continue to assess and apply AI tools where they can improve process efficiency and the quality and consistency of information available to users, while remaining focused on responsible practices aligned with our established AI and data governance frameworks.

Table of Contents	PART I
Intellectual Property
We rely on a combination of patent, copyright, trade secret, and trademark laws, confidentiality procedures, contractual provisions, and other similar measures to protect the proprietary information and technology used in our business. We generally enter into agreements with our employees, clients, consultants, service providers, and other partners, whether current or prospective, that contain provisions restricting use and disclosure of our proprietary information and technology. Operationally, we have implemented certain safeguards designed to control access to and distribution of our proprietary information and technology. We pursue registration and protection of certain trademarks in the U.S. and other countries in which we operate or plan to operate. We have acquired several brands globally, including but not limited to Fleet One, EFS, Payzer, Sawatch Labs, benefitexpress, and Ascensus Health & Benefits in the United States, and eNett and Motorpass internationally. In some cases, we also market products and services using an acquired brand’s name to leverage the brand equity and awareness in a respective market.
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
Our proprietary closed-loop payments network in the U.S. covers more than 90 percent of fuel charging locations and offers broad acceptance at EV charging locations. Our differentiated network offers enhanced data capture, custom controls, and tailored economics between fleets and merchants, creating customer value. Beyond fuel payments, our portfolio includes SaaS solutions for field service management, telematics, reporting and analytics, cash flow management, and solutions for managing mixed-energy fleets. Powered by payment intelligence and workflow optimization, these solutions deliver transformative value to operators, fleet managers, and business managers. Our solutions simplify our customers' businesses by optimizing costs, streamlining operations, and improving driver and fleet manager satisfaction while advancing sustainability and driving business growth.
Solution
We believe our key source of differentiation in the Mobility segment is the enhanced data and controls we provide fleet operators based on our proprietary closed-loop payments networks. These proprietary closed-loop networks enable us to capture rich data, deploy custom controls, and optimize the economics between fleets and merchants. Our data and tools allow fleet owners and managers to control spend and limit fraud. At the point of sale, we capture an array of information. Examples of information captured, which varies by type of customer, include the amount of the purchase, the driver, the vehicle, the odometer reading, the fuel or vehicle maintenance provider, and the items purchased. We provide standard and personalized information to customers through vehicle analysis reports, custom reports, and a variety of digital channels. We also alert customers of unusual transactions or those that fall outside of preestablished parameters, enabling them to better control their expenses and optimize their fleet operations. In the Over-the-Road space, we additionally offer fleets customizable payment solutions including real-time interactive and seamless interfaces delivering data integrity, alternative payment and money transfer options, comprehensive settlement solutions, real-time reports and analytics for compliance and cost-optimization, and fuel reconciliation and mobile optimization tools.

Table of Contents	PART I
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
•Credit services: We extend short term credit in the majority of Mobility transactions. Related to this service we have developed proprietary account approval, underwriting, credit management, and collections programs.
•Factoring: We provide freight invoice factoring to trucking customers within our OTR space.
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
Building upon our internal combustion engine-related fleet solutions, we have deployed solutions to simplify the integration of electric vehicles (EVs) into mixed fleets. We are well positioned to help our customers transition to an expected mixed-fleet future. As fleet owners look to add vehicles powered by alternative energy sources, such as EVs, we are leveraging our deep experience in fleet and mobility to develop and provide solutions to address specific customer needs, including charging, EV fleet optimization and transition planning, and tools to successfully manage a mix of vehicle types ranging from connectivity to advanced route planning and carbon emissions reporting.
The largest revenue source in this segment is derived from payment processing, based on a percentage of customer transaction volume or fixed fees per transaction. Additional revenues in this segment are derived from account servicing fees, primarily from cardholders based on the number of vehicles serviced, finance charges on overdue accounts, and other ancillary services.
Distribution
We market our Mobility products and services both directly and indirectly to businesses and government agencies with fleets of commercial vehicles, including fleets of all sizes, and over-the-road, long haul fleets. Our direct product suite includes payment processing and transaction processing services, WEX-branded fleet cards in North America and Europe, along with Esso®-branded fleet cards in Europe and Motorpass®-branded fleet cards in Australia. Additionally, the WEX products and services are marketed under the EFS™, EFS Transportation Services, T-Chek, and Fleet One® network brands.
We also market our products and services indirectly via co-branded and private label relationships. Under co-branded arrangements, we partner with fuel providers and fleet management companies to offer our solutions using both the partner’s brand and the WEX brand. Under private label arrangements, fuel retailers offer our solutions exclusively under their own brand names.
Competition
Our Mobility segment competes with financial institutions that provide general payment services without the enhanced capabilities of our solution set. We also compete against similar, more specialized offerings from Corpay, U.S. Bank Voyager, Radius Payment Solutions, DKV, and Edenred and smaller, newer players which have introduced specialized products designed for distinct customer groups. We believe we are well positioned to compete through the combination of the breadth of our solution and our expanding offerings, the reach of our payments network, and our advantaged funding model through WEX Bank.

Table of Contents	PART I

Benefits Segment
Overview
WEX’s Benefits segment is a scaled, data-rich platform that simplifies and modernizes employee benefit administration. We combine SaaS technology with embedded payment capabilities to deliver an integrated experience across tax-advantaged accounts, benefit administration, and compliance solutions. Our offerings – including HSAs, FSAs, HRAs, COBRA, Direct Billing, lifestyle benefits, and enrollment – support administrators, employers, and participants with tools that reduce administrative burden, lower costs, and drive better benefits decisions.
A key differentiator in the market is the flexibility and depth of our platform. It supports a broad range of plan designs, adapts to evolving employer and regulatory needs, and delivers personalized guidance through data-driven insights. Our solutions are deployed from software-only to full benefit administration, with a wide range of options in between.
WEX brings together healthcare expertise, payment intelligence, and workflow optimization to create a consistent, secure, and customer-centric experience. This combination positions us well in a market increasingly focused on cost containment, employee choice, and digital enablement.
WEX Inc. also serves as an IRS-designated non-bank custodian, and WEX Bank provides HSA depository services to WEX Inc. A leading independent annual report consistently places us among the largest HSA custodians, by custodial assets, in the market. This scale reflects strong participant engagement and strengthens our recurring revenue streams through custodial fees, interchange, and yield on cash.
Solution
Our Benefits solutions remove friction across the benefits life cycle – plan selection, enrollment, account funding, claims, payments, and daily program management.
The following summarizes our key products and services within the Benefits segment:
•Consumer-directed benefits. We provide a SaaS-based platform for record-keeping, reimbursement, and real-time debit card processing for HSAs, FSAs, HRAs, lifestyle accounts, and more.
•Non-bank custodial services. Custody, cash management, and depository relationships, including WEX Bank.
•COBRA and billing administration. Software and payment processing that improve compliance and participant continuity.
•Benefits administration and enrollment. We provide tools that simplify benefits selection and deliver a modern, streamlined user experience.
•Administrative services. Claims, service, reporting, and support for employers and participants that round out a full-service model.
A core advantage of our offerings is our data intelligence. Our platform produces deep insights into participant behavior, employer benchmark comparisons, and operational efficiency metrics. This allows us to deliver tailored guidance, improve plan performance, and create a more informed and engaged consumer experience.
Revenue in this segment is derived primarily from per-participant fees charged for our software and administrative services, income earned on HSA deposits, and interchange on benefit plan debit cards. The Benefits segment experiences annual seasonality, with the first calendar quarter representing peak activity for new account sign-ups and transactions.
Distribution
Our distribution model is a key competitive advantage. We serve employers directly, with similar scale coming from hundreds of partners — including third party administrators, financial institutions, payroll providers, and health plans — who use our platform as their underlying technology.
We distribute full administrative services to the employer market directly and through brokers and consultants. Our products and solutions can be fully white-labeled, co-branded, or WEX-branded.
This flexibility enables us to expand reach efficiently. As of the quarter ended December 31, 2025, we had an average of approximately 21.6 million SaaS accounts on our platform, demonstrating both the breadth and durability of our channel ecosystem.

Table of Contents	PART I
Competition
In consumer-driven healthcare and COBRA administration, we compete with specialist providers like Alegeus Technologies and HealthEquity, as well as proprietary technology solutions developed and maintained in-house by plan administrators. In benefit administration software and services, we compete with providers like Alight Technologies, bswift, Businessolver, Empyrean, and PlanSource. We believe we compete favorably against these competitors through the combination of the breadth of our solution, the feature-richness of our platform, and the fact that our offerings can be deployed flexibly, from software-only to full benefit administration, with a wide range of options in between.

Corporate Payments Segment
Overview
Our Corporate Payments segment delivers global B2B payment solutions, powered by payment intelligence and workflow optimization, that enhance security, simplify processes, and drive revenue. Leveraging scale, network incentives, global expertise, and our supplier enablement team, we optimize revenue for our customers. Our capabilities and solutions broadly fall into two categories:
•Embedded Payments. Our customizable Embedded Payments solution integrates virtual payment capabilities into existing workflows, whether payments are core to the business, part of critical operations, or an added customer offering. This versatile solution empowers a broad range of industries, including the travel industry.
•Direct Accounts Payable. Our Direct Accounts Payable solution automates Accounts Payable by integrating with Enterprise Resource Planning (ERP) software systems and accounting workflows to maximize virtual payment usage. Our solutions in this space address corporations of all sizes, are sold directly to customers, and offered as white-label partnerships with financial institutions who license our technology.
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
At the core of our Corporate Payments product set is a virtual card, which our customers use to satisfy payment obligations in their business models. Our virtual payments capability is used for transactions where no physical card is presented, including transactions that are increasingly completed online in a digitally connected world, but can also be used over the telephone, by mail, by email, or by fax. Each transaction is assigned a unique virtual card number (VCN) on either of the Mastercard or Visa third-party networks, with a customized spend limit, expiration date, and various other purchase controls. These controls are in place to limit fraud and unauthorized spending. The unique VCN limits purchase amounts and tracks, settles, and reconciles purchases more easily, creating efficiencies and cost savings for our customers. Our virtual card solution combines (i) wholly owned, end-to-end highly reliable technology, (ii) global currency capabilities with more than 20 currencies active, and (iii) a wholly owned global compliance and funding mechanism that allows WEX to be the issuer in addition to the payment processor. The use of a commercial virtual card is particularly appealing for its ability to easily reconcile, protect against fraud, provide chargeback protections, have global currency capabilities, and generate rebates through interchange economics.
We surround our core virtual card capabilities with a set of additional solution features to serve our customers. For our Embedded Payments solution, these capabilities include: (i) more than a dozen customized data fields that allow customers to tie together information such as invoice numbers, booking numbers, or purchase orders that enable industry-leading automated reporting and reconciliation benefits, (ii) a wide variety of different virtual payments products with each of the card associations to optimize acceptance and interchange yield, (iii) bank transfer and check issuance capabilities, (iv) modern, REST API, with associated, developer-focused explanation of use, and (v) the ability to tailor our systems and processes to meet the needs of large, complex customers.
For our Direct AP solution, these capabilities include: (i) customizable integrations with different ERPs, (ii) enhanced AP data analysis and supplier enablement teams focused on increasing card acceptance, (iii) a wide variety of different virtual

Table of Contents	PART I
card products with each of the card associations to optimize card acceptance and interchange yield, (iv) bank transfer and check issuance capabilities allowing WEX to fulfill full AP file needs, and (v) different user interfaces oriented toward more simple small business needs as well as complex corporate needs.
Revenue in this segment is primarily derived from net interchange earned on transactions processed through open-loop networks, with additional contributions from licensing fees earned on use of our accounts payable SaaS platforms. Due to the largely fixed or semi-fixed cost nature of our solution, this segment benefits from a high variable margin contribution.
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
Within our Direct AP solution, we focus on both direct sales to businesses as well as empowering financial institutions under white-label partnerships to serve their customers directly using our technology. Our direct sales team focuses on new sales directly to mid-sized and large corporations where our custom ERP integration and supplier enablement functions help them turn their AP function from a highly manual and costly endeavor to a highly automated and revenue generating function.
Competition
Our Corporate Payments segment competes with financial institutions that provide general payment services without the enhanced capabilities of our solution set. Financial institutions, including but not limited to J.P. Morgan, Barclays, Capital One, American Express, and Citi, have access to technology solutions coupled with payment capabilities. We compete against specialized financial technology firms that are focused on delivering processing capabilities to the marketplace, such as I2C, Global Payments, and Marqeta, in partnership with partner banks who provide payments services, such as Cross River Bank, Celtic Bank, MVB Bank, or Sutton Bank. We also compete with financial technology firms focused on embedded payments, accounts payable and spend management, such as Adyen, ConnexPay, and Stripe. We believe we compete favorably against these competitors through our wide geographic reach, deep payments expertise, enduring relationships, in-house technology and issuing capabilities, and our cloud-based proprietary technology stack.
People
Talent Strategy
Culture and engagement are of utmost importance to our business. We foster a collaborative and supportive culture based on our core values:

Team up	Stick to it	Put ingenuity to work	Act with integrity	Stay open	Be a positive force
Our employees, their well-being, and the culture in which they operate are core to our success as an organization and as an operating business. As of December 31, 2025, we had a workforce of approximately 6,600 full time employees, of which approximately 5,100 were located in the United States. The remainder were located across fourteen other countries. We believe that achieving our growth goals and maintaining our position as a leading global commerce platform requires a strategy focused on attracting, developing, and retaining exceptional talent. The satisfaction, development, and well-being of our people will always be among our top priorities.
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

Table of Contents	PART I
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
Our talent strategy includes a focus on retention and we regularly monitor employee turnover and engagement to identify opportunities to strengthen our approach to human capital management. During 2025, our global voluntary turnover rate was approximately 10 percent, while our voluntary turnover among global employees who generally have managerial responsibilities (“leadership roles”) was approximately 7.5 percent. We care deeply about employee engagement and satisfaction and capture employee feedback through an annual employee survey and pulse surveys throughout the year, which measure cultural and engagement indicators. We utilize the survey results to guide our decisions throughout the organization.
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

Table of Contents	PART I
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

Table of Contents	PART I
us to change any fuel price, currency and interest rate hedging practices we may then use to comply with new regulatory requirements. Potential changes could also include clearing and execution methodology of our derivatives transactions.
Brokered Deposits
Section 29 of the Federal Deposit Insurance Act restricts the acceptance of brokered deposits by an insured depository institution unless the institution is “well capitalized.” For insured depository institutions that are “less than well capitalized,” certain interest rate cap restrictions are imposed. See Part I – Item 1A – Risk Factors – “WEX Bank is subject to funding risks associated with its reliance on brokered deposits and advances from the FHLB.”
Anti-Money Laundering, Counter Terrorist and Sanctions Regulations
The applicable laws and regulations in the various jurisdictions and businesses in which we operate impose significant anti-money laundering compliance and due diligence obligations on their local entities. We must verify the identity of customers, monitor and report unusual or suspicious account activity, as well as transactions involving amounts in excess of prescribed limits, and refrain from transacting with designated persons and entities or in designated regions, in each case as required by the applicable laws, regulations and requirements (such as the Bank Secrecy Act and regulations of the United States Treasury Department, the Internal Revenue Service in the United States and the U.S. Department of Health and Human Services). Financial regulators have issued various implementing regulations and have made enforcement a high priority.
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
•in the EU, the Fourth and Fifth Anti-Money Laundering Directives (2015/849/EU) and (2018/843/EU) (and more specifically the EU member state regulations which transpose them), and the EU’s restrictive measures (sanctions) regime;
•in the UK, Money Laundering, Terrorist Financing and Transfer of Funds (Information on the Payer) Regulations 2017 (as amended by the Money Laundering and Transfer of Funds (Information) (Amendment) (EU Exit) Regulations 2019), section 21A Terrorism Act 2000, Proceeds of Crime Act 2002, Schedule 7 to the Counter-terrorism Act 2008, and the UK's financial sanctions regime under the Sanctions and Anti-Money Laundering Act 2018;
•in Australia, the Anti-Money Laundering and Counter-Terrorism Financing Act 2006, the Anti-Money Laundering and Counter-Terrorism Financing Amendment Act 2024, the Anti-Money Laundering and Counter-Terrorism Financing Rules, Autonomous Sanctions Act 2011, the Australian Autonomous Sanctions Regulations 2011, the Charter of the United Nations Act 1945 and its sets of regulations; and
•in Singapore, the Corruption, Drug Trafficking and Other Serious Crimes (Confiscation of Benefits) Act 1992 and the Terrorism (Suppression of Financing) Act 2002 (“TSOFA”), MAS Notice 626A (Prevention of Money Laundering and Countering the Financing of Terrorism – Credit Card or Charge Card Licensees) and the sanctions regime under the Financial Services and Markets Act 2022 and the TSOFA.
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

Table of Contents	PART I
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
In addition to tax-related regulation, the Health Care Reform law imposes coverage standards, reporting obligations, and other requirements affecting insured and self-insured health benefit plans that affect our current business model, including our relationships with current and future customers, producers and health care providers, products, services, processes and technology.
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
In addition to federal privacy laws with which we must comply, numerous states also have adopted statutes, regulations and other measures, including California, Virginia, Colorado, Connecticut, Utah, Delaware, Florida, Iowa, Montana, Nebraska, New Hampshire, New Jersey, Oregon and Texas. Many of these state privacy laws include exceptions that may apply to WEX and WEX Bank, including for data regulated by federal law (e.g., HIPAA and HITECH or the GLBA) among other exceptions. To the extent they apply, WEX and WEX Bank must monitor and seek to comply with individual state privacy laws in the conduct of our businesses.
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
WEX and WEX Bank are also subject to certain international privacy and data protection laws. For example, in Europe and the United Kingdom, the General Data Protection Regulation (“GDPR”) and the UK GDPR apply to all companies processing data of EU/UK residents, regardless of the company’s location. The GDPR and the UK GDPR impose stringent privacy protections and provide EU and UK residents with extensive rights in their personal data (such as rights to delete, obtain access to, and correct their personal data) and require the establishment of certain legitimate bases for collecting, using, and disclosing personal data. Additionally, we are subject to other international and data protection laws in certain jurisdictions, including:
•in Canada, the Personal Information Protection and Electronic Documents Act and provincial-level private sector privacy legislation enacted in Alberta, British Columbia, and Québec;
•in Australia, the Privacy Act (1988) and the Australian Privacy Principles; and
•in Singapore, the Personal Data Protection Act 2012.
With respect to our health and benefits services, we have certain obligations under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and its implementing regulations, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”). HIPAA and HITECH impose requirements relating to the privacy, security and transmission of protected health information, including breach notification and reporting requirements. HITECH also

Table of Contents	PART I
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
Money Transmission and Payment Instrument Licensing Regulations
United States
We are subject to various U.S. laws and regulations governing money transmission and the issuance and sale of payment instruments relating to certain aspects of our business. In the United States, most state laws require licenses for money transmitters and issuers of payment instruments, however, they include exceptions for financial institutions, such as WEX Bank. Through WEX Bank, we are able to conduct money transmission activities in the U.S. WEX Bank’s services related to money transmission and payment instruments, subject us to certain compliance requirements under the federal banking laws. Through the direct supervision and periodic examinations by various governmental agencies and industry self-regulatory organizations we can be issued findings and recommendations related to our money transmission activities, prompting us to make changes to our operations and procedures. Government agencies may impose new or additional requirements on money transmission and sales of payment instruments, and we expect that compliance costs will increase in the future.
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
Optal Financial Europe Limited (“OFEL”) is an Irish authorized electronic money institution, authorized under the European Communities (Electronic Money) Regulations 2011, as amended (which implements EMD2). A pertinent requirement of such authorization is to safeguard customer funds against the firm’s insolvency. In addition, OFEL must be compliant with multiple other regulatory requirements in Ireland as part of being an authorized electronic money institution. Of most significance are: (a) the European Union (Payment Services) Regulations 2018, which implement PSD2, (b) the Criminal Justice (Money Laundering and Terrorist Financing) Act 2010, as amended (CJA 2010), which implements 4&5 AMLD, (c) the European Banking Authority’s Outsourcing Guidelines and the Central Bank of Ireland (CBI) Cross-Industry Guidance on Outsourcing, (d) the CBI’s Cross-Industry Guidance on Operational Resilience, (e) the Digital Operational Resilience Act (Regulation (EU) 2022/2554) and certain governance requirements regarding senior management and office holders under the CBI’s Fitness & Probity Standards and the Individual Accountability Standards. Any material failure by us to comply with these requirements could result in us incurring sanctions up to and including suspension or cancellation of our authorization.

Table of Contents	PART I
United Kingdom
WEX’s operations in the United Kingdom are also subject to applicable laws and regulations governing payment services. Optal Financial Limited (“OFL”) is authorized as an electronic money institution under, and must comply with, the Electronic Money Regulations 2011 (“EMRs”) and the Payment Services Regulations 2017 (“PSRs”). It is supervised by the Financial Conduct Authority (“FCA”) and is subject to the FCAs “Principles for Business”. Among other obligations, the EMRs and PSRs require OFL to safeguard the relevant funds of its customers. A material failure to comply with these regulations could result in us incurring sanctions up to and including suspension or cancellation of our applicable licenses.
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
Singapore
WEX Finance Inc. and Optal Singapore Pte Ltd are licensed to carry on the business of issuing credit cards and/or charge cards under the Banking Act 1970. As such, they are supervised by the Monetary Authority of Singapore (“MAS”) and are subject to the Banking (Credit Card and Charge Card) Regulations.

While they conduct payment activities, their status as Banking Act licensees generally exempts them from licensing under the Payment Services Act 2019 (“PSA”) although they must comply with certain conduct requirements under the PSA (including regarding safeguarding customer funds). They must also comply with the MAS's technology risk management and cyber hygiene notices.
Australia
eNett International (Singapore) Pte Ltd and Optal Australia Pty Ltd each hold an Australian Financial Services License (“AFSL”) which authorizes them to deal in non-cash payment products in relation to wholesale customers. They are supervised by the Australian Securities & Investments Commission and must comply with the Corporations Act 2001 (Cth) and the Corporations Regulations 2001 (Cth). Any material failure by us to comply with the rules and regulations to which AFSL holders are subject could result with us incurring sanctions up to and including suspension or cancellation of our licenses. WEX entities providing payment services to Australian customers must also comply with the Payment Systems (Regulation) Act 1998.
WEX Finance Inc., WEX Australia Pty Ltd, WEX Fuel Cards Australia Ltd and WEX Prepaid Cards Australia Pty Ltd operate within a framework of regulatory relief and exemptions afforded them on the basis that they satisfy the requisite conditions. WEX Australia Pty Ltd is an authorized representative of a third party AFSL holder and is authorized by such third party to provide general financial product advice and to deal in financial products in relation to retail and wholesale customers.
Canada
Our Canadian business is subject to the recently issued Retail Payment Activities Act, which requires registration of our operations and our ongoing compliance with risk management, funds safeguarding, recordkeeping, and reporting regulations.
Third Party Administration Licensing Regulations
We are subject to various U.S. laws and regulations governing third party administration of employee benefit plans. In the U.S., most states license third party administrators. Many states exercise authority over the operations of our services related to third party administration of employee benefit plans and, as part of this authority, may subject us to periodic examinations, which may include a review of our policies and procedures, financial position and related records, and other matters related to our business. Following these periodic examinations, state agencies can issue us findings, recommendations and penalties, prompting us to make changes to our operations and procedures.
As a licensee, we are subject to certain restrictions and requirements, which vary by state, including surety bond requirements and record keeping and reporting requirements.

Table of Contents	PART I
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

Table of Contents	PART I
Available Information

Location The Company’s principal executive offices are located at 1 Hancock St., Portland, ME 04101.	Telephone Number (207) 773-8171	Internet www.wexinc.com

The Company’s annual, quarterly, and current reports, proxy statements, and certain other information filed with the SEC, as well as amendments thereto, may be obtained free of charge from our website. These documents are posted to our website as soon as reasonably practicable after we have filed or furnished these documents with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The Company’s Audit Committee Charter, Leadership Development and Compensation Committee Charter, Finance Committee Charter, Nominating and Governance Committee Charter, Technology and Cybersecurity Committee Charter, Corporate Governance Guidelines, and Code of Business Conduct and Ethics are available without charge through the “Governance” portion of the Investor Relations page of the Company’s website. Copies will also be provided, free of charge, to any stockholder upon written request to Investor Relations at the address above or by telephone at the number above. The Company’s Internet site and the information contained on it or accessible through it are not incorporated into this Annual Report on Form 10–K and should not be considered part of this report.

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
Our Business and Industry
•A reduction in the demand for or supply of gasoline and/or diesel fuel, and/or volatility or decline in fuel prices, could have a material adverse effect on our business, financial condition, and operating results.
•A decline in general economic conditions that negatively impacts the demand for fuel, travel related services or health care services could significantly affect our business, operating results, and financial condition.
•If any of the WEX owned issuers and other third party licensed institutions that we use to process transactions through the Mastercard or Visa networks, cease to be licensed, or are unable or unwilling to provide services to us, we would need to find other appropriate institutions to provide such services.
•If we stop receiving incentives from Mastercard or Visa or are unable to meet our transaction volume commitments with them our profitability could be adversely impacted.

Table of Contents	PART I
•Unpredictable or catastrophic events may adversely affect our ability to conduct business.
•We have experienced and may in the future experience credit and fraud losses and other adverse effects.
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
•We may not realize the expected benefits of transactions, including acquisitions or divestitures.
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
•We have incurred, and may incur in the future, impairment charges on goodwill or other long-lived assets.
•The Company is, and may in the future become, involved in various claims, investigations, and legal proceedings.
•If we fail to adequately protect our IP, our competitive position could be impaired.
•Our business could be negatively impacted by stockholder activism.
WEX Bank
•The loss or suspension of WEX Bank’s ILC, changes in applicable regulatory requirements, or an increase in the number or type of institutions eligible for an ILC or to be authorized to conduct activities typically reserved for ILCs and other bank entities could be disruptive to our operations, increase costs, and increase competition.
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
•WEX Bank is subject to funding risks associated with its reliance on brokered deposits and advances from the FHLB.
•If WEX Bank fails to meet certain criteria, WEX Inc. may become subject to the Bank Holding Company Act.
•WEX Bank’s results may be affected by market fluctuations and significant changes in the value of financial instruments.
Our Indebtedness
•We currently have a substantial amount of indebtedness, including indebtedness tied to variable interest rates, and may incur additional indebtedness, which could increase our leverage, affect our flexibility in managing our business and could materially and adversely affect our ability to meet our obligations.
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
•Changes in our tax rates, the adoption of new legislation or exposure to additional tax liabilities could affect our results.
•As a non-bank custodian WEX Inc. is subject to regulation and noncompliance could render it unable to maintain its status.

Table of Contents	PART I
•Evolution and expansion of our business may subject us to additional regulatory requirements and other risks, for which failure to comply or adapt could harm our operating results.
•Our increased presence in foreign jurisdictions increases the possibility of foreign law violations.
•Legislation and regulation of, and private actions related to sustainability issues could adversely affect our business.
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
Risks Relating to Our Business and Industry
A significant portion of our revenue is generated by the purchase and sale of gasoline and diesel fuel by or through our customers and from our fuel retailer partners, and, as a result, a reduction in the demand for or supply of gasoline and/or diesel fuel and/or volatility or decline in such fuel prices could have a material adverse effect on our business, financial condition, and operating results.
Our Mobility segment is our largest segment by total revenue and our customers and fuel retailer partners in this segment primarily purchase or sell gasoline or diesel fuel. Accordingly, a substantial amount of our Company’s total revenue is generated as a result of the purchase and/or sale of fuel, making our revenues in this segment subject to the demand for and supply of fuel and historically volatile fuel prices.
We currently do not utilize fuel hedging derivatives, and therefore, these revenues are currently exposed to the full impact of fuel price declines and volatility. Therefore, extended declines in the price of fuel, as well as declines in the amount of fuel purchased by our customers or sold by our fuel retailer partners would have a material adverse effect on our total revenues and therefore our business, financial condition, and operating results.
Fuel prices and fuel price volatility are influenced by many factors, all of which are beyond our control. These factors include, but are not limited to:
•domestic and foreign supply and demand for oil and gas, and market expectations regarding such supply and demand;
•the demand for commercial, trucking and freight hauling services;
•investor speculation in commodities;
•actions by major oil exporting nations, including members of the Organization of Petroleum Exporting Countries, and the ability of the same to maintain oil price and production controls;
•level of domestic and foreign oil production;
•advances in oil production technologies;
•excess, or alternatively, lack of adequate, infrastructure;
•the speed of adoption or a material change in the use of alternative fuel and hybrid vehicles;
•geo-political conditions, including revolution, insurgency, environmental activism, terrorism, war or international conflicts, such as, the ongoing conflicts and instability in Venezuela, Europe and the Middle East;
•oil refinery capacity and utilization rates;
•weather, including climate change and natural disasters;
•the value of the U.S. dollar (or other relevant currencies) versus other major currencies;
•unexpected public health events;
•general local, regional, or worldwide economic conditions, including heightened international trade tensions;
•taxes and tariffs; and
•governmental regulations and legislation, including those pertaining to greenhouse gases (“GHG”) and fuel efficiency standards.
Some of these factors can vary by region and may change quickly, adding to market volatility, while others may have longer-term effects. The long-term effects of these and other factors on prices for fuel could be substantial and we cannot predict the precise impact of any of these factors on fuel prices. For example, although we cannot predict the duration or severity of impact, the imposition and threatened imposition of tariffs and the ongoing conflicts and instability in Venezuela, Europe and the Middle East, and resulting sanctions and military actions, have significantly impacted and will likely continue to impact volatility in worldwide fuel prices.
Our revenue is also dependent, in part, on the late fees that our customers pay on past due balances and finance charges on revolving portfolio balances. As a result, a decrease in the price of fuel or volume of fuel purchased may lead to a decline in the amount of late fees we earn from customers who fail to pay us timely. Alternatively, an increase in the price of fuel could lead to higher amounts of receivables or payables we fund, thereby increasing the risk of, and our exposure to, a failure to pay by our counterparty, as well as an increase in the amount of fraudulent activity. See Part I – Item 1A – Risk Factors – "We have experienced and may in the future experience credit and fraud losses and other adverse effects if we fail to adequately assess and monitor credit risks posed by our counterparties or if there continues to be fraudulent use of our payment cards or systems."

Table of Contents	PART I
In addition to its impact on the price of fuel, the market demand for and supply of fuel and other vehicle products and services may affect the number of transactions or the volume of fuel sold. Fewer gallons sold equates to a lower total purchase price of fuel on which our negotiated percentage revenue is determined. Our revenues, particularly in the over-the-road business, are also dependent, in part, on a flat fee derived from each fuel purchase transaction. Accordingly, in a soft fuel demand environment — which could be caused by a number of factors beyond our control, including higher prices, general local, regional or worldwide economic conditions, public health crises, decreased demand for trucking and freight hauling services, such as the current freight demand recession in the United States, and governmental regulations and legislation, including those pertaining to GHG emissions and fuel efficiency standards — fewer transactions occur, resulting in less revenue to us. Credit and other standards set by us can also limit demand for the purchase of fuel using our products. In addition, further adoption of alternative fuel and hybrid vehicles by our customers or others, an increase in the speed at which such adoption occurs, or any material increase in the use of alternative fuel vehicles in heavier duty vehicle fleets, such as over-the-road truck fleets, would lead to less gasoline or diesel fuels being sold and could affect our financial performance. This trend could have a material adverse effect on our financial performance if the products we develop and introduce to the market are unable to replace any decrease in revenue caused by any resulting decrease in the sale of gasoline or diesel fuels. For further information on the affects of the ongoing freight recession and its effect on our business, see Part I - Item 1A - Risk Factors - “A decline in general economic conditions that negatively impacts the demand for fuel, travel related services or health care services, and other business related products and services that we provide, adversely affects our business, operating results, and financial condition.” For a further discussion on any trend toward alternative fuel and hybrid vehicles and how legislation and regulation of GHG emissions could affect our business, see Part I – Item 1A – Risk Factors – "Our failure to adapt to technological and industry changes and effectively implement new technology and products could materially affect our competitive position and our business." and Item 1A – Risk Factors – "Legislation and regulation of, and private business actions related to sustainability issues, including as to climate-related disclosure and the reduction of GHG emissions could adversely affect our business."
On the supply side, disruptions to supply caused by factors such as geopolitical issues, including heightened international trade tensions, war and international conflicts (such as the ongoing conflicts and resulting instability in Venezuela, Europe and the Middle East), weather, environmental considerations, infrastructure, labor shortages, or economic conditions could also affect the amount of fuel purchased by our customers. To the extent that our customers require, or have access to, less fuel, the resulting decline in purchase volume or transactions could reduce our revenues, or any growth in our revenues, and have a material adverse effect on our business, financial condition, and operating results.
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
Our business, operating results and financial condition are materially affected by general conditions in the economy, both in the U.S. and internationally. We generate a substantial part of our revenue based on the volume of purchases and other transactions we process and our business generally depends heavily upon the overall level of spending. Demand for our services has in the past been, and may in the future be, at least partially correlated with general economic conditions and the amount of business activity in the regional economies in which we operate, particularly in the U.S., Europe, and the United Kingdom. Unfavorable changes in economic conditions, which are typically beyond our control, include declining consumer confidence, increasing unemployment, a restructured or reduced workforce and business patterns, a change in government contracting practices and reduced government spending, inflation, recession, changes in the political climate, trade restrictions or tariffs, including recent changes in global trade policy, heightened international trade tensions and tariff related actions, war and international conflicts, including the ongoing conflicts and resulting instability in Venezuela, Europe and the Middle East or other changes. These factors may lead to a reduction or plateau in spending by those whose spending directly or indirectly contributes to our revenues, resulting in reduced or stagnant demand for, or use of, our products and services, including fuel related services, travel related services, health care services, CDH accounts, accounts payables services, and other business related products and services by our customers or partners and our customers’ or partners’ customers. More specifically, the current freight demand recession in the United States has had an adverse impact on fuel demand from our over-the-road fleet customers, affecting our volume of gallons sold and our financial performance and operating results. The continuation or worsening of this rolling recession will likely serve to

Table of Contents	PART I
prolong or increase the above impact on fuel demand. In addition, if the U.S. or global economy enters a recession, we may experience a decline in demand for our services and/or may have to decrease our pricing, all of which could have a material adverse impact on our financial results. The severity and length of time that any downturn in economic and financial market conditions may persist, as well as the timing, strength and sustainability of any recovery from such downturn, are typically unknown and are beyond our control. As a result, a sustained decline in general economic conditions in the U.S. or internationally could have a material adverse effect on our business, financial condition, and operating results.
If any of the WEX owned issuers and other third party licensed institutions that we use to process transactions through the Mastercard and Visa networks cease to be licensed or if the third party licensed institutions are unable or unwilling to provide services to us, we would need to find other appropriate institutions to provide such services. In addition, if we fail to comply with the applicable requirements of Mastercard or Visa, they could seek to fine us, suspend us or terminate our license with them.
A significant source of our revenue comes from processing transactions through the Mastercard and Visa networks. Licensing with Mastercard and Visa is achieved through multiple WEX owned issuers and third party financial institutions. If any of our WEX owned issuers ceased to be licensed, or in the case of a third party financial institution stop providing, or are otherwise unable to provide, services for any reason, or, provide services on materially less favorable terms, we would need to find other providers of those services. Any delay or inability in finding a sufficient replacement could limit or eliminate our ability to provide payment services, resulting in a loss of customers and revenue, which could adversely affect our business, financial condition and operating results.
Further, Mastercard and Visa routinely update and modify their license requirements. Changes in certain requirements, including enhanced security, data or reporting standards may make it significantly more expensive for us to maintain compliance with the conditions of a license or may impact our ability to offer services to our clients. Additionally, new mandates could require us to modify our technology or business practices, which could impact our ability to offer certain products. Any such failure to comply with updated requirements or mandates could result in fines, the suspension of our licenses, or the termination of our ability to process transactions on their networks, all which could adversely affect our business, financial condition and operating results.
Additionally, regulatory changes or non-compliance of an issuer with regulatory requirements, could impair or require us to stop providing Mastercard or Visa payment services in the applicable jurisdictions. If we are unable to find a replacement provider, we may no longer be able to provide such payment processing services to our customers, which would materially affect our operations and have a material adverse effect on our business, financial condition, and operating results.
If we stop receiving incentives from Mastercard or Visa or are unable to meet our transaction volume commitments with them our profitability could be adversely impacted.
Under certain agreements we receive cash and other incentives in some of our business areas from scheme networks, including Mastercard and Visa. If we stop receiving such incentives as a result of these agreements being terminated or not being renewed on favorable terms or if the scheme networks provide these incentives directly to our customers or partners our financial results could be adversely affected. Additionally, if we become more reliant on incentives from a single scheme network, our brand or competitive positioning could be materially harmed.
We also often agree to commitments to deliver specific transaction volumes to certain scheme networks. If the scheme networks launch their own proprietary products or partner with our competitors to offer similar services, potentially diverting volume away from our platforms, or we otherwise fail to meet these volume thresholds, we may face additional costs or lose eligibility for volume-based incentives, which could materially affect our operations and financial results.
Unpredictable or catastrophic events in the locations in which we or our customers operate, or elsewhere may adversely affect our ability to conduct business and could impact our financial condition and operating results.
Unpredictable events, including events such as public health crises, political unrest, war or international conflicts, including the ongoing conflicts and resulting instability in Venezuela, Europe and the Middle East, terrorist attacks, power or technological failures, natural disasters or catastrophes (such as wildfires or hurricanes) and severe weather, including conditions arising from climate change, which have been increasing in frequency and severity, could interrupt our operations by causing disruptions in global markets, economic conditions, fuel supply or demand, travel and tourism, and the use of health care services. Such events have triggered, and could also trigger in the future, large-scale technology failures, delays, or security lapses as well as increased volatility or significant disruption of global financial markets. Such events, if continuing or significant, could affect our revenues, including by reducing the demand for our products and

Table of Contents	PART I
services, by limiting our ability to provide our services, or by resulting in security or other issues to our technology systems and the information contained therein. As a result, such events could negatively impact our business, financial condition, and operating results, potentially materially.
We have experienced and may in the future experience credit and fraud losses and other adverse effects if we fail to adequately assess and monitor credit risks posed by our counterparties or if there continues to be fraudulent use of our payment cards or systems.
We are subject to credit risks posed by our counterparties, many of which are small-to mid-sized businesses. Because we often fund a counterparty’s entire receivable or payable, as the case may be, while our revenue is generated from only a small percentage of that amount, our risk of loss is amplified by a counterparty’s failure to pay. Although we use various models and techniques to screen potential counterparties and establish appropriate credit limits, these models and techniques cannot eliminate all potential credit risks and may not prevent us from, among other things, approving applications that are fraudulently completed and submitted. Moreover, businesses that are good credit risks at the time of application may deteriorate over time and we may fail to detect such changes. In addition, in order to grow our business we may institute changes to our policies on the types and profiles of businesses to which we extend credit, which could also have an adverse impact on our credit losses. Additionally, inflationary market conditions and any rise in interest rates, could impact the notional amount of receivables or payables we fund as well as our counterparty’s ability to pay.
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
A substantial portion of our revenue is generated by network processing fees charged to merchants, known as interchange fees, associated with transactions processed using our payment systems, including those using Mastercard or Visa branded cards or using the Mastercard or Visa system. Interchange fee amounts associated with these payment methods are affected by a number of factors, including regulatory limits in certain of the markets in which we operate and fee or program changes imposed or allowed by our third-party partners, including Mastercard and Visa. In addition, the credit card industry and specifically interchange fees are continually the subject of intense legal, regulatory, and legislative scrutiny and competitive pressures in the markets in which we operate, any of which could result in interchange fees being limited, lowered, or eliminated altogether in any given jurisdiction in the future. Specifically, in the U.S. there has been recent proposed legislation aimed at the credit card industry that could result in downward pressure on interchange rates. Any such legislative or other future changes may further restrict or otherwise impact the way we do business or limit our ability to charge certain fees to customers. Moreover, temporary or permanent decreases in, limitations on or elimination of the interchange fees associated with our card or virtual payment transactions, could have a material adverse effect on our business, financial condition, and operating results.
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

Table of Contents	PART I
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
WEX is a global commerce platform, and as such we must constantly adapt and respond to the technological advances offered by our competitors, the requirements of our partners, customers, and potential partners, regulatory requirements and evolving industry standards and trends, such as advances made with the further utilization of AI and the expected integration of EVs into mixed fleets, amongst others. Our ability to attract new customers, increase net revenue from and retain existing customers and create new, or replace existing, sources of revenue as technologies such as EVs and AI develop, will depend in significant part on our ability to adapt to industry standards, anticipate trends and the magnitude at which such trends affect the market, and continue to enhance our platform and introduce new products and capabilities on a timely and secure basis to keep pace with technological developments and customer expectations. Additionally, our competitors or other third parties may incorporate new technology and products, including AI into their operations, business, services and products more rapidly or more successfully than us. If we are unable to provide enhancements and new products, develop new capabilities that achieve market acceptance, innovate quickly enough to keep pace with rapid technological developments, or experience unintended consequences with enhancements we provide, our competitive position and our business, financial condition, and operating results could be adversely affected. Furthermore, failing to retire legacy systems or modernize our platforms as planned could impact the stability and reliability of our operations and products, impacting customer experience. In addition, customers may not adopt enhancements or new products we introduce or may not use them as intended. We may not be successful in developing modifications, enhancements, and improvements, in bringing them to market quickly or cost-effectively in response to market demands, or at modifying our platform to remain competitive with peers and compliant with applicable legal and regulatory requirements. The expansion of our platform, technological capabilities and product and service offerings also carry risks, including cost overruns, delays in delivery, and performance problems, all of which could materially affect our competitive position and our business. For more information about our use of AI, please see Part I – Item 1A – Risk Factors – “ We use artificial intelligence in our business, and challenges with properly managing its use could result in penalties, harm to our brand, reputation, business or customers, and adversely affect our results of operations.”
We may not realize or sustain the expected benefits from our investments in product development, sales and marketing efforts, technology and risk management capabilities and tools, and other capabilities and initiatives, which could have a material adverse effect on our business, financial condition, and operating results.
We have been, and expect to continue, investing a certain amount of our cash in product development, sales and marketing efforts, technology and risk management capabilities and tools and other capabilities and initiatives that we deem are important to maintaining and growing our business. While we believe many of these expenditures and investments will have a positive impact on our business, certain investments have not had desired impacts and there is no guarantee that future investments will achieve the desired results and outcomes. In addition there is the possibility that certain of the expenditures will have limited or no benefit, or that any benefits received may be received over a longer period of time than initially expected. In addition, we may fail to spend enough on such investments such that we are

Table of Contents	PART I
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
We face and expect to continue to face competition in each of our segments from multiple companies offering or seeking to offer competing capabilities and services. Historically, we have been able to provide customers with a wide spectrum of services and capabilities and, therefore, we have not considered price to be the exclusive or even the primary basis on which we compete. As our competitors have continued to develop their service offerings, it has become increasingly more challenging for us to compete solely on the basis of superior capabilities, technology, customer integration or service and price has become an increasingly important decision factor for our customers. In some areas of our business, we have been forced to respond to competitive pressures by reducing our fees and our margins. Moreover, our services are often mission critical services for our customers. For risk management and other purposes, our customers sometimes retain at least one additional vendor that provides them with the services or products that we similarly provide. Accordingly, a customer’s total volume may be apportioned between us and such other vendors. Even if we have minimum annual volume requirements, our customers may meet such requirements or utilize our services in a manner and at times that suits their needs, which may lead to increased volume for us during one period and lighter volume for us during proximate periods, while the customer still achieves its minimum contractual requirements. Our customer could also choose to pay contractual penalties rather than achieve its minimum contractual requirements, which may affect our business results. As such, the competitive landscape in which we operate could affect the amount and consistency of our volumes, revenues and margins and have a material adverse effect on our business, financial condition, and operating results.
Our services are currently focused on the mobility, corporate payments, and benefits businesses. Some of our competitors are larger than we are and have successfully garnered significant share in these businesses. To the extent that our competitors are regarded as leaders in specific businesses, they may have an advantage over us as we attempt to further penetrate these businesses.
We face increasing competition, specifically in our corporate payments segment, from certain companies, including financial technology companies. Some of these companies have applied for or been granted bank charters and special purpose charters by the Office of the Comptroller of the Currency (“OCC” ) or certain U.S. state regulators or agencies. Additionally, the Federal Reserve has introduced a proposal that would enable many of these same institutions to directly facilitate clearing and settlement activities for their own payment transactions with the Federal Reserve Banks through the granting of access to certain specified accounts. If the proposal moves forward or the OCC and such federal and state regulators or agencies continue to grant bank charters to such applicants, which may include current or potential customers of ours, recipients of such accounts or charters may enter or increase their offerings in the corporate payments market, which could increase the competition that we face and reduce our competitive advantage. Accordingly, we are subject to risks related to price-based competition, loss of income, margin compression, and loss of deposits related to our corporate payments business. For more information, please see Part I – Item 1A – Risk Factors – “The loss or suspension of WEX Bank's industrial loan company charter or changes in applicable regulatory requirements could be disruptive to certain of our operations, increase costs and increase competition.”
We also face increased competition in our efforts to enter into new customer agreements or strategic relationships, renew or maintain existing agreements or relationships on similar or favorable terms, and grow volumes under existing relationships on favorable terms. For example, the termination of agreements with major oil companies, fuel retailers, and truck stop merchants, would reduce the number of locations where our payment processing services are accepted. As a result, we could lose our competitive advantage and our operating results could be adversely affected. While we regularly monitor these relationships, there can be no guarantee that we will be able to maintain them in the future. In addition, we are also subject to risks as a result of changes in business habits of our vendors and customers as they adjust to the competitive marketplace. Because many of our standing arrangements and agreements with customers or other partners contain no minimum purchase, sale or volume obligations and may be terminable by either party upon no or relatively short notice, customers or other partners may not be required to use the services that we provide to a specific degree or at all, even though we are under contract with them. Additionally, customers and partners may continue to develop the ability to provide services on their own that we’ve historically provided. Accordingly, we are subject to significant risks associated with the loss or change in the business habits and financial condition of these key constituencies as they consider changes in the market, different or less expensive services from competitors or providing such services themselves.

Table of Contents	PART I
Our ability to attract, motivate, and retain qualified employees is critical to our success and the failure to do so may materially adversely affect our performance.
We believe our employees, including our executive leadership team, are our most important resource. The market for workers and leaders of all skill levels in the workplace today, including those with AI expertise, especially in financial technology, technology, and other specialized areas, and in the geographic areas in which our operations are centralized, is intensely competitive. We may be unable to attract highly qualified employees as we grow or retain the individuals we employ, particularly if we do not offer employment terms, benefits and conditions that are attractive to them or competitive with our peers or the rest of the labor market. Failure to attract, hire, develop, motivate, and retain highly qualified talent; to foster a strong business culture; to make successful hires to fill our leadership ranks and other positions; to maintain a corporate culture that fosters innovation and collaboration; or to design and successfully implement flexible work models that meet the expectations of today’s employees and prospective employees, could disrupt our business, operations and performance and adversely affect our performance and ability to create stakeholder value.
We may encounter difficulties realizing the anticipated benefits of any transactions, including acquisitions, investments, or divestitures we have completed or may undertake.
We have been an active acquirer of assets and businesses. We expect that over the long term the Company will continue to allocate capital toward acquisitions and investments, including, for example, the acquisition of, or investments in, businesses, commercial account portfolios and other assets. We have substantially expanded our overall business, operating segments, customer base, headcount and operations through transactions such as these. When we consider deploying capital toward a transaction, we comprehensively evaluate financial and strategic criteria, including those that will allow us to increase our market penetration, technological capabilities, product offerings and distribution capabilities, among other things.
Following an acquisition, we may not operate the acquired business or assets in line with our expectations at the time of acquisition. For instance, we may experience some attrition in the number of clients serviced by the acquired business or fail to expand the number of clients serviced by the acquired business or assets at the expected rate, causing us to not achieve the forecasted revenues and profits from a transaction or to not achieve the level of synergies that we anticipated when entering into the transaction. Moreover, our due diligence review may not adequately uncover all of the contingent, undisclosed, or previously unknown liabilities or issues we may incur or face as a consequence of the transaction, exposing us to potentially significant, unanticipated costs, integration challenges, as well as potential impairment charges. An acquisition may also subject us to additional regulatory burdens that may significantly affect our business in unanticipated and negative ways.
Further, a transaction may require us to incur other charges, such as severance expenses, restructuring charges or change of control payments, and substantial debt or other liabilities. A transaction may also cause adverse tax consequences or substantial depreciation and amortization or deferred compensation charges, may include substantial contingent consideration payments or other compensation that could reduce our earnings during the quarter in which incurred, or may not generate sufficient financial return to offset acquisition costs. These expenses, charges or payments may adversely affect our operating results.
In addition, the process of integrating and operating any acquired business, assets, technology, service or product requires significant resources, and integration may take longer than desired. If we fail to timely or effectively integrate an acquired business, its employees, its technology or other assets, this failure may lead to us not achieving certain or all of the desired benefits of the acquisition or may otherwise expose us to any shortcomings or risks of the acquired business, prior to their integration into our established systems. Thus, the integration may divert significant management attention from our ongoing business operations and could lead to a disruption of our ongoing business or inconsistencies in our services, standards, controls, procedures and policies, any of which could affect our ability to achieve the anticipated benefits of an acquisition or otherwise adversely affect our business and financial results.
From time to time, we divest businesses, for a variety of reasons. We may not be able to complete desired or proposed divestitures, at all, or may not be able to complete them on favorable terms. Gains or losses on the sales of, or lost operating income from, any such businesses could impact our future growth and profitability. Moreover, we may incur asset impairment charges related to divestitures that reduce our profitability. Divestitures may also present other financial and operational risks, including the diversion of management attention, difficulties separating personnel and financial and other systems, the potential need to provide transition services, adverse effects on existing business relationships and indemnities and potential disputes with the buyers.

Table of Contents	PART I
We are subject to risks associated with our strategic minority equity investments, including a loss of all or part of our invested capital, which could adversely affect our results of operations or fail to enhance stockholder value.
We have made minority investments in the equity securities or instruments convertible into such equity securities of third parties, including funds and other companies, in connection with our strategic initiatives. These investments are inherently risky because the companies are typically early-stage. Markets for their technologies or products may never materialize to the levels we expect or the technologies or products they develop may not be successful in the market. Further, we may not realize any of the anticipated commercial benefits of working with such third parties. In addition, such investments are non-marketable and illiquid at the time of our initial investment and for some indeterminate period thereafter, and the financial success and appreciation of our investment may be dependent on a liquidity event, such as a public offering, acquisition or other favorable market event. If the companies in which we invest experience financial distress and are unable to raise additional financing, we could lose all or part of our investment.
Furthermore, we do not exert managerial or operational influence over these third parties, which could result in additional financial and reputation risks. Additionally, other investors in these entities or the entities themselves may have business goals and interests that are not aligned with ours, or may exercise their rights in a manner in which we do not approve. These circumstances could lead to delayed decisions or disputes and litigation with those other investors or the entity in which we are invested, all of which could have an impact on our reputation, business, financial condition and results of operations. If these entities seek additional financing, such financing or other transactions may result in further dilution of our ownership stakes and such transactions may occur at lower valuations than the investment transactions through which we acquired such interests, which could significantly decrease the fair values of our investments in those entities.
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

Table of Contents	PART I
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
As a non-bank custodian, WEX Inc. relies on various federally insured depository partners, primarily WEX Bank, to hold custodial cash assets. If any material adverse event were to affect one or more of these depository partners, including a significant decline in financial condition, a decline in the quality of service, loss of deposits, inability to comply with applicable banking and financial services regulatory requirements, systems failure, or its inability to return principal or pay interest thereon, our business, financial condition, or results of operations could be materially and adversely affected. In addition, if WEX Inc. were required to change depository partners, we could not accurately predict the success of such change or that the terms of our agreements with such new depository partners would be on equal or better terms as the agreements we have with our current depository partners.
We have incurred, and may incur in the future, impairment charges on goodwill or other long-lived assets.
Our goodwill resides in multiple reporting units and the profitability of these individual reporting units may suffer periodically from downturns in customer demand or other economic factors. These individual reporting units may be more greatly impacted by these factors than the Company as a whole, given the different market sectors and geographies in which we operate. If we determine that the fair values of our reporting units are less than their respective carrying values, or the carrying values of our other intangible assets exceed the undiscounted cash flows generated from the use of such assets, a non-cash impairment loss may be recognized and any such write-down could adversely affect our results of operations. While we currently believe that the fair values of our reporting units exceed their respective carrying values and that our goodwill will contribute indefinitely to the cash flows of the Company, unforeseen events, changes in circumstances and market conditions, and differences in estimated future cash flows could adversely affect the fair value of our assets and could result in future impairment charges. In addition, while we believe that the expected future cash flows resulting from the use of our other long-lived assets exceeds the carrying value of such assets, material changes in business strategy, customer attrition in excess of expectations, or technological obsolescence could result in impairment losses and/or an acceleration of amortization or depreciation expense.

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

Table of Contents	PART I
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
Our success depends in part upon protecting our intellectual property and other proprietary information and technology. We rely on a combination of trademarks, service marks, patents, copyrights, trade secret laws, and contractual restrictions to establish and protect our intellectual property and other proprietary rights. The steps we take to protect these rights, however, may be inadequate. Our currently issued and pending or future trademarks and patents may not provide sufficiently broad protection, or they may not prove to be enforceable in actions against alleged infringers. Additionally, our increasing use of AI related technologies for operational efficiency and productivity and in our offerings may expose us to additional copyright infringement or other intellectual property misappropriation claims. Furthermore, enforcing our intellectual property and other proprietary information and technology protections has and may continue to require us to incur significant expense and devote significant resources. We will not be able to protect our intellectual property and other proprietary information and technology if we are unable to enforce our rights or if we do not timely detect unauthorized use of our intellectual property.
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
Our business could be negatively impacted by stockholder activism.
Stockholder activists frequently target public companies and propose to involve themselves in the company’s strategic direction and operations, governance practices, capital allocation and related matters. While we value constructive feedback from our investors and regularly engage in dialogue with them on various matters, the Company may nonetheless be subject to actions or proposals from activist stockholders that may not align with our business strategies or the interests of our other stockholders.
On February 9, 2026, Impactive Capital, an activist hedge fund, delivered a letter to the Company nominating four candidates for election to our board of directors at the Company’s upcoming 2026 Annual Meeting of Stockholders. Responding to this proxy contest and other actions by Impactive Capital, or other activist stockholders, may disrupt our business, cause us to incur substantial costs, and divert the attention of management and employees. For example, we have engaged legal, financial, and communications advisors to assist in responding to the proxy contest, and these costs may adversely impact our financial results.
In addition, any perceived uncertainties as to our future direction resulting from such a situation could result in the loss of potential business opportunities, cause concern to our current or potential customers, and make it more difficult to attract and retain qualified personnel and business partners, any of which could negatively impact our business. The actions of activist stockholders may also cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals of our business. We cannot predict the outcome or timing of any matters relating to the proxy contest or the ultimate impact that such matters may have on our business, liquidity, financial condition, or results of operations.

Risks Related to WEX Bank
The loss or suspension of WEX Bank's industrial loan company charter or changes in applicable regulatory requirements could be disruptive to certain of our operations, increase costs and increase competition.
WEX Bank is a Utah industrial bank that operates under an industrial loan company (“ILC”) charter. WEX Bank is also an FDIC-insured depository institution. Advances from the FHLB and deposits issued by WEX Bank are currently used to support and fund a substantial portion of our U.S. and Canadian operations in our Mobility segment and the global operations of our Corporate Payments segment. WEX Bank's ILC charter enables it to issue certificates of deposit, accept

Table of Contents	PART I
money market deposits and borrow on federal funds lines of credit from other banks, which we believe provides us access to lower cost funds than many of our competitors, thus helping us to offer competitive products to our customers.
WEX Bank operates under a uniform set of state lending laws, and its operations are subject to extensive state and federal regulation. WEX Bank’s primary regulators are the UDFI and the FDIC; however WEX Inc. is not currently subject to the Federal Bank Holding Company Act due to WEX Bank’s status as an industrial bank. Continued licensing and federal deposit insurance are subject to ongoing satisfaction of compliance and safety and soundness requirements. Adverse changes to its ILC charter could impact WEX Bank’s ability to operate and/or attract funds or limit our ability to provide competitive offerings to our customers. If ILC charters were eliminated or if changes to such charters limited or effectively prohibited us from operating as we currently operate, without our operations being “grandfathered,” as a result of newly enacted legislation, or otherwise, we would either need to outsource our credit support activities or perform these activities ourselves, which would subject us to the credit laws of each individual state in which we conduct business. In addition, WEX Inc. might then become subject to or affected by the Bank Holding Company Act. Furthermore, we could not be a Mastercard and/or Visa issuer and would have to work with another financial institution to issue the product or otherwise sell the portfolio. Any such changes would be disruptive to our operations and could result in significant incremental costs and reduce or eliminate any perceived or actual competitive advantage, resulting in a material adverse effect on our business, financial condition and operating results. In addition, changes in the bank regulatory environment, including the implementation of new or varying measures or interpretations by the State of Utah or the federal government, may significantly affect or restrict the manner in which we conduct business in the future, could subject us to greater regulatory oversight requirements or could create a default under our Credit Agreement.
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
WEX Bank uses FHLB advances, collectively brokered and non-brokered deposits, including certificates of deposit and interest-bearing money-market deposits, in addition to custodial HSA cash assets to finance its operations, which involves financing payments on behalf of our customers and funding our investment portfolio. Our FHLB borrowings carry fixed

Table of Contents	PART I
interest rates, which typically move in parallel with the broader interest rate environment. Furthermore, certificates of deposit carry fixed interest rates from issuance to maturity, which vary and are relatively short term in duration. The interest-bearing money market deposits are issued at both fixed and variable rates. In rising interest rate environments WEX Bank’s FHLB borrowing costs as well as deposit costs would rise as FHLB borrowings, certificates of deposit and interest-bearing money market deposits mature and are replaced or repriced at higher interest rates to the extent they are needed. This would result in reduced net income if we are otherwise unable to, or decide not to, increase the fees we otherwise receive under contracts or find or use alternative cost effective sources of funds, such as HSA cash depository assets. Rising interest rates could also therefore limit our ability to offer competitive product offerings to our customers.
WEX Bank is subject to funding risks associated with its reliance on brokered deposits and advances from the FHLB.
As of December 31, 2025, the most recent FDIC exam report categorized WEX Bank as “well capitalized” under the regulatory framework for prompt corrective action. Under applicable regulations, however, if WEX Bank were to be no longer categorized as “well capitalized” under such framework, it would not be able to finance its operations through the acceptance of brokered deposits without the approval of the FDIC and/or could be subject to a rate cap on the deposits. Furthermore, the amount WEX Bank is eligible to borrow from the FHLB could decrease as well. WEX Bank’s inability to accept brokered deposits, a loss of a significant amount of its brokered deposits, or a further limitation on the amount it can borrow from the FHLB could each adversely affect its liquidity and therefore its ability to support and fund the Company’s operations that it currently supports and funds. Additionally, such circumstances could require WEX Bank to raise deposit rates in an attempt to attract new deposits, or to obtain funds through other sources at higher rates, which would affect the Company’s ability to offer competitive products to our customers in our segments served by WEX Bank and would have a material adverse effect on our business, financial condition, and operating results.
WEX Bank is subject to regulatory requirements that have in the past, and may in the future, require us to make capital contributions to WEX Bank or that may restrict WEX Bank’s ability to make cash available to WEX Inc.
WEX Bank is subject to a number of regulatory requirements and, among other requirements, must maintain minimum amounts of regulatory capital. If WEX Bank does not meet these regulatory requirements, including the capital requirements, its regulators have broad discretion to institute a number of corrective actions that could have a direct material effect on our financial condition. WEX Bank, as an institution insured by the FDIC, must maintain certain capital ratios, paid-in capital minimums and adequate allowances for expected credit losses. Under the Dodd-Frank Act, we are also required to serve as a source of financial strength for WEX Bank. If WEX Bank were to require funds to meet any of the capital requirements to which it is subject, or if required under Dodd-Frank’s source of strength requirements, we may be forced to provide WEX Bank with additional capital, as we have in the past, which could impair our ability to service our indebtedness or may not be permitted under the terms of our Credit Agreement.
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

Table of Contents	PART I
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
In addition to the risk that we fail to adequately assess and monitor credit risks posed by our counterparties and the risk that volatility or adverse conditions in the economy or credit or other financial markets may negatively impact us, the value of and return on WEX Bank’s investment of custodial cash assets in securities and other financial instruments can be materially affected by market and interest rate fluctuations, which could affect our business, financial position or results of operations.
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

Table of Contents	PART I
Risks Related to our Indebtedness
We currently have a substantial amount of indebtedness and may incur additional indebtedness, which could increase our leverage, affect our flexibility in managing our business and could materially and adversely affect our ability to meet our debt service obligations.
At December 31, 2025, we had approximately $4.9 billion of debt outstanding, net of unamortized debt issuance costs and debt discount. Such amount outstanding includes obligations under (i) our Credit Agreement, which consists of a tranche A-1 term loan facility, a tranche B-2 term loan facility, a tranche B-3 term loan facility and a secured revolving credit facility, (ii) the Senior Notes and (iii) securitized and participation debt and advances from the FHLB. In addition to our outstanding debt, as of December 31, 2025, we had outstanding letters of credit issued under our Credit Agreement. We have additional indebtedness in the form of deposits held by WEX Bank and other liabilities outstanding.
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
•increase our interest expense materially, if interest rates rise as debt under the Credit Agreement bears interest at variable rates;
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
We may also incur substantial additional indebtedness in the future. In addition to available borrowing capacity remaining under the Revolving Credit Facility as of December 31, 2025, we are also permitted under our credit facilities and the Indenture to incur additional indebtedness, subject to specified limitations, with exceptions which permit, among other things, dividends during a period where the Company maintains compliance with covenants contained in our Credit Agreement. If new debt is incurred under any circumstance, the associated risks faced by the Company, such as those set forth above, could intensify.
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
Our ability to comply with these provisions may be affected by events beyond our control, including prevailing economic, financial, and industry conditions. Failure to comply with the financial covenants or any other non-financial or restrictive covenants in our Credit Agreement, for any reason, could create a default. Upon a default, our lenders could accelerate the indebtedness under the facilities (except only the requisite lenders under the revolving credit facility and the tranche A term loan facility may accelerate the revolving credit facility due to a breach of the financial covenants), foreclose against their collateral or seek other remedies, which could trigger a default under the indenture and could jeopardize our ability to continue our current operations. The Indenture also contains limited covenants that, among other things, restrict our ability and our subsidiaries’ ability, subject to certain exceptions, to create certain liens and enter into certain sale and leaseback transactions. These covenants do not apply to WEX Bank and its subsidiaries. The Indenture also contains customary

Table of Contents	PART I
events of default that if breached could allow the requisite noteholders to accelerate the maturity of the Senior Notes, and to exercise their rights and remedies under the Indenture, and could also trigger a cross-default under the Credit Agreement.
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
Our operations are subject to substantial regulation both domestically and internationally. In addition, there are often new regulatory efforts, which could result in significant constraints and may impact our operations. These existing and emerging laws and regulations, which may increase in complexity, quantity and scope as a result of heightened geopolitical tensions, can make the expansion or operations of our business very difficult and negatively impact our revenue or increase our compliance costs. We also conduct business with other highly regulated businesses such as banks, payment card issuers, and health insurance providers. These industries are subject to significant potential new regulations, laws, or reforms that could negatively affect these businesses, their ability to maintain or expand their products and services, and the costs associated with doing so. Any such developments could also negatively impact our business and operations. The Dodd-Frank Act, generally resulted in increased government regulation and supervision of our business, including in the regulation of derivatives, capital market activities, consumer finances and certain requirements relating to executive compensation. In particular, the Dodd-Frank Act established federal oversight and regulation of the over-the-counter derivatives market and entities that participate in that market. Derivatives regulations have added costs to our business, and any additional requirements, such as future registration requirements or increased regulation of derivative contracts, may add additional costs or may require us to change any fuel price, currency and interest rate hedging practices we may then use to comply with new regulatory requirements. Additionally, we are required to pay to the lenders under the Credit Agreement, any increased costs associated with the Dodd-Frank Act and other changes in laws, rules or regulations, subject to the terms of the Credit Agreement. The Dodd-Frank Act also created the CFPB to regulate the offering of consumer financial products or services under the federal consumer financial laws, including rulemaking and regulation of the payments industry, in particular with respect to prepaid cards. The extensive nature of consumer finance regulations and the implementation dates for any such additional rulemaking may result in additional compliance obligations and expense for our business and our customers. The CFPB also has broad rulemaking authority for a wide range of consumer protection laws, which it has exercised as described in Item 1 under the heading “Regulation and Supervision – Consumer Protection.” It is unclear what future regulatory changes may be promulgated by the CFPB and what effect, if any, such changes would have on our business and operations.
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

Table of Contents	PART I
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
Practices regarding the collection, use, storage, transmission and security of personal information by companies are under increased public scrutiny, particularly with regards to the processing of sensitive personal information, such as financial information. Governmental bodies in the United States and abroad have adopted, or are considering the adoption of, laws and regulations relating to the handling of, restricting the transfer of, and requiring safeguarding of, personal information. For example, in the United States, all financial institutions are subject to certain federal and state laws and regulations to ensure the privacy and security of consumer financial information. In April 2022, a final rule jointly issued by several U.S. federal banking regulators became effective that requires banking organizations to notify their primary federal regulators within 36 hours of certain computer security incidents. The California Consumer Privacy Act, as amended by the California

Table of Contents	PART I
Privacy Rights Act, imposes additional restrictions on the collection, processing and disclosure of personal information by covered businesses. Many other states have also passed or intend to pass similar data privacy legislation that has or will become effective in the future. In Europe and the United Kingdom, the GDPR and the UK GDPR also require additional privacy protections and apply to all companies processing the personal data of EU/UK residents, regardless of the company’s location. If more restrictive privacy laws or rules are adopted by authorities in the future on the federal, state or international level, our compliance costs may increase, our opportunities for growth may be curtailed by our compliance capabilities or reputational harm and our potential exposure to regulatory enforcement, litigation and liability arising from security and data privacy breaches may increase, all of which could have a material adverse effect on our business, financial condition and operating results.
Additionally, in connection with providing services to our clients, we are required by regulations and arrangements with payment networks and certain clients to provide assurances regarding the confidentiality and security of personal information and other confidential data. Pursuant to these requirements and arrangements, we are subject to periodic audits regarding payment card industry standards. Our ability to maintain compliance with these standards and satisfy these audits will affect our ability to attract and maintain business in the future. If we fail to comply with these standards, we could be exposed to suits for breach of contract or to governmental enforcement proceedings. In addition, our client relationships and reputation could be harmed.
Changes in our tax rates, the adoption of new U.S. or international tax legislation or exposure to additional tax liabilities could affect our future results.
We are subject to taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in determining our global provision for income taxes, deferred tax assets or liabilities and in evaluating our tax positions on a worldwide basis. Forecasting our future effective tax rates is complex, subject to uncertainty and could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or changes in tax laws or their interpretation. Changes in tax laws and regulations, as well as changes and conflicts in related interpretations and other tax guidance, could materially impact our tax receivables and liabilities and our deferred tax assets and deferred tax liabilities. Any of these changes could have a material adverse effect on our profitability. The 2017 Tax Act, CARES Act of 2020, and the Inflation Reduction Act of 2022 significantly changed the U.S. Internal Revenue Code, including taxation of U.S. corporations, by, among other things, reducing the federal corporate income tax rate, limiting interest deductions, altering the expensing of capital expenditures, imposing a 1 percent excise tax on share repurchases and enacting a new corporate alternative minimum tax. The issuance of additional regulatory or accounting guidance related to the 2017 Tax Act, or other Congressional or executive actions in the U.S. could materially increase our tax obligations and significantly impact our effective tax rate in the period such guidance is issued or such actions take effect, and in future periods. In addition, the OBBBA was enacted in July 2025, which makes permanent certain provisions of the 2017 Tax Act and introduces additional changes affecting businesses, which may impact our operations and effective tax rate. We are also subject to the examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for taxes. There can be no assurance that the outcomes from these examinations will not materially adversely affect our financial condition and operating results.
We urge our stockholders to consult with their legal and tax advisors with respect to such legislation and the potential tax consequences of investing in or holding our common stock.
As a non-bank custodian WEX Inc. is subject to regulation and noncompliance could render it unable to maintain its non-bank custodian status.
WEX Inc. is a passive non-bank custodian, under designation by the U.S. Department of the Treasury, of HSA assets, a portion of which are in investment funds for individual HSA holders at third-party brokerage firms, and the remaining portion of which are in cash and have been placed with various depository institutions, including WEX Bank.
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

Table of Contents	PART I
The healthcare regulatory and political framework is uncertain and evolving, and we cannot predict the effect that further healthcare reform and other changes in government programs may have on our business, results of operations or financial condition.
The products that WEX Health’s software and payment solutions support are subject to various state and federal laws, including the Health Care Reform laws, which have been subject to persistent political pressure to be modified or repealed, and certain Medicare reporting rules. As a result, the U.S. healthcare laws and regulations are evolving and may change significantly in the future. Any future changes and resulting challenges may lead to uncertainty and unpredictability in the U.S. health care market, which may materially affect the availability and cost of health coverage, the viability of health care providers and health benefit plans, and the proportion of persons in the U.S. who have health insurance, the distribution between privately funded and government funded health insurance, and the future demand for, and profitability of, the offerings of our health and benefits-related business under our current business model, which could adversely affect our business. The full impact of Health Care Reform and other changes in the healthcare industry and in healthcare spending is unknown, and therefore, we are unable to predict what effect healthcare reform measures will have on our business.
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
In order to maintain flexibility in the growth and expansion of our payments operations, we must ensure we are in compliance with various U.S. laws and regulations governing money transmission and the issuance and sale of payment instruments, through registration and licensing requirements in most states, or meet an exception from such registration and licensing requirements. Additionally, we have obtained necessary licenses required for business in certain non-U.S. jurisdictions where we provide payment services, including but not limited to the European Union, Ireland, the United Kingdom, Singapore and Australia. Evaluation of our compliance efforts, as well as the questions of whether and to what extent our products and services are considered money transmission, are matters of regulatory interpretation and could change over time. Our efforts to ensure we are authorized to provide money transmission services, including any efforts to acquire and maintain licenses could result in significant management time, effort, and cost, and may still not guarantee compliance or our ability to provide money transmission products and services given the constant state of change in these regulatory frameworks. Accordingly, costs and operational disruptions resulting from changes in compliance requirements, regulatory audits, enforcement actions, reputational harm, revocation of licenses or other regulatory limits on our ability to grow our payment processing business could adversely affect our financial results. For a further discussion of laws and regulations governing our money transmission operations, see, Part I - Item 1 – Business - Regulation and Supervision - Money Transmission and Payment Instrument Licensing Regulations.
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

Table of Contents	PART I
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
Legislation and regulation of, and private business actions related to sustainability issues, including as to climate-related disclosure and the reduction of GHG emissions could adversely affect our business.
We are subject to overlapping, yet distinct, climate-related disclosure regulations in multiple jurisdictions. The State of California has enacted legislation that will require large U.S. companies doing business in California to make climate-related disclosures starting in 2026, and other states are also considering new climate-related disclosure requirements. In addition, the EU Corporate Sustainability Reporting Directive (“CSRD”) became effective in 2023. CSRD applies to both EU and non-EU in-scope entities and would require them to provide expansive disclosures on various sustainability topics. The EU Corporate Sustainability Due Diligence Directive (“CSDDD”) became effective in July 2024, with applicability delayed to 2029, and may impose additional sustainability-related obligations on us directly and/or indirectly as part of our customers’ supply chain. The CSRD and CSDDD are in the process of being amended to among other things, increase the applicability thresholds such that fewer entities will be in scope. In addition, the Australian Sustainability Reporting Standards (“ASRS”) were finalized in September 2024, and requires certain large entities in Australia to provide disclosures on financially material climate-related risks and opportunities. We are further assessing our obligations under California legislation, CSRD, CSDDD, and ASRS, while developing a compliance strategy and preparing for compliance. The United Kingdom government is expected to finalize UK Sustainability Reporting Standards during early 2026, which are based on International Sustainability Standards Board standards and require certain UK companies to provide climate-related disclosures. Complying with such requirements in multiple jurisdictions may lead us to incur significant expense and devote significant resources and the failure to comply with such legislation and regulations could result in fines and could affect our business, financial condition, results of operations and cash flows. We could also face increased costs related to defending and resolving legal claims and other litigation related to climate change and the alleged impact of our operations on climate change and other sustainability issues including the extent to which our business helps operators reduce their carbon footprint. Furthermore, any legislation or regulation promulgated by states, foreign countries, or geographic regions that particularly aim to control or limit GHG emissions or otherwise seek to address climate change and the impact thereof could adversely affect our, our partners’ and our merchants’ operations. At the same time, an increasing number of lawmakers have expressed or pursued contrary views, legislation and investment expectations with respect to sustainability-related ambitions and disclosures, including the enactment or proposal of “ anti-ESG” legislation, regulation or policies, which may expose us to additional legal, financial or reputational risks based on our disclosures.
Finally, many private businesses, including vehicle manufacturers, are increasingly taking proactive steps to control or limit GHG emissions, including by producing and/or purchasing vehicles that operate fully using alternative fuels, electricity or hybrid EVs. Many auto and truck manufacturers have announced plans to electrify a portion of their fleet over the next decade and we expect the trend toward use of EVs and hybrid EVs to continue to grow. Because our business is currently heavily reliant on the level of transactions involving gasoline and diesel fuels, existing or future laws or regulations or business actions related to sustainability and GHG emissions, including incentives to conserve energy or use alternative energy sources, could have a negative impact on our business if any of the same serve to reduce demand for gasoline and diesel fuels and we do not or are unable to develop products or relationships to adapt to such potential events. For further information on how the increase in usage of alternative fuels in vehicles affects our business, please see Part I – Item 1A – Risk Factors – “A significant portion of our revenue is generated by the purchase and sale of gasoline and diesel fuel by or through our customers and from our fuel retailer partners, and, as a result, a reduction in the demand for or supply of gasoline and/or diesel fuel and/or volatility or decline in such fuel prices could have a material adverse effect on our business, financial condition, and operating results.”

Table of Contents	PART I
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
We collect and store sensitive data about individuals, including health and healthcare related information, financial information (e.g., bank account information and payment card information), government identification documents or numbers (e.g., social security numbers and tax identification numbers), information regarding protected categories and spending data. We are required to take commercially reasonable measures to prevent and mitigate the impact of cyberattacks, as well as the unauthorized access, acquisition, release and use of personal information. In the event of a security breach, we are required to investigate and determine the types of information compromised and determine corrective actions and next steps under applicable laws, including potentially costly notification obligations to affected individuals and regulators, which requires us to expend capital and other resources to address the security breach and protect against future breaches. In addition, as outsourcing, specialization of functions, third-party digital services and technology innovation within the payments industry increase (including with respect to artificial intelligence, mobile technologies, tokenization, big data and cloud solutions), more third parties are involved in processing card transactions. Accordingly, there is a risk that the confidentiality, integrity, privacy and/or security of data held by, or accessible to, third parties, including merchants that accept our cards, payment processors and our business partners, may be materially compromised, which could lead to unauthorized transactions on our cards, regulatory scrutiny and costs associated with responding to such an incident. In addition, high profile data breaches could change consumer behaviors, impact our ability to access data to make product offers and credit decisions, result in new or expanded legislation and regulatory requirements, and result in increases in our compliance and monitoring costs.
The techniques used in attempts to obtain unauthorized, improper or illegal access to our systems, our data or our customers’ data, to degrade service, or to sabotage our systems are constantly evolving, are difficult to detect quickly, and may not be recognized until after a successful penetration of our information security systems. Additionally, the emergence of AI technology and the increased use of AI tools by our employees and in our internal systems may also lead to new and/or more sophisticated cyber-attack techniques, including fraud that relies upon impersonation technology or other forms of generative automation that may increase the effectiveness of these techniques. Cyber threats include, but are not limited to: malicious software; destructive malware; ransomware; attempts to gain unauthorized access to systems or data; disruption to operations or critical systems; denial of service attacks; unauthorized release of confidential, personal or otherwise protected information (ours or that of our employees, customers or partners); corruption or encryption of data, networks or systems; harm to individuals; and loss of assets. Unauthorized parties attempt to gain access, and in some instances have gained access, to our systems or facilities through various means, including, among others, targeting our systems or facilities or our third-party vendors or customers, or attempting to fraudulently induce our employees, partners, customers or others into disclosing user names, passwords, payment card information, or other sensitive information, which may in turn be used to access our information technology systems. Certain efforts may be state-sponsored and supported by significant financial and technological resources, making them even more difficult to detect, prevent and mitigate. Our security measures may also be breached due to employee error, malfeasance, system errors or vulnerabilities, or other irregularities. We have developed robust systems and processes that are designed to protect our data and customer data and to prevent data loss and other security breaches, and we will continue to expend significant additional resources to bolster these protections. However, these security measures cannot provide absolute security and may be insufficient, circumvented or become obsolete in response to evolving threats.
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

Table of Contents	PART I
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
The regulatory framework for privacy and data protection in the U.S. and worldwide is growing in complexity and is likely to become more complicated for the foreseeable future as the number of privacy and data protection laws increases. Comprehensive state privacy laws in the U.S., including the CCPA, as well as many more coming into effect, each require covered businesses to maintain data security programs, as well as to provide specific disclosures of our data use to residents of such states and maintain systems that enable us to receive and respond to requests from such state residents concerning their personal data, including requests to delete, correct, or obtain access to such data. The evolving complexity of this regulatory framework is likely to increase our compliance costs. Additionally, if we are found to have violated any of these requirements, we may be subject to civil penalties and, in some cases, private litigation.
Under the GLBA, and some U.S. state laws, WEX Bank is required to develop, implement, and maintain a comprehensive written information security program that includes administrative, technical and physical safeguards relating to customer information. This requirement generally does not extend to information about companies or about individuals who obtain financial products or services for business, commercial, or agricultural purposes.
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

Table of Contents	PART I
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
We use AI tools including machine learning, generative AI, technologies and data analytics tools which may generate outputs to assist in the development of our platform, offerings, services, products and in the use of internal tools that support our business. These applications have and likely will continue to become increasingly important in our operations over time. The adoption of AI tools presents a number of risks inherent in its use, including risks related to cybersecurity, data privacy and bias. More specifically, AI algorithms are based on machine learning and predictive analytics, which can create accuracy issues, unintended biases and discriminatory outcomes that could harm our brand, reputation, business or customers. Additionally, no assurance can be made that the usage of AI will assist us in being more efficient. Implementing the use of AI successfully, ethically and as intended, will require significant resources, including having the technical expertise required to develop, test and maintain our platform, offerings, services and products. In addition, the use of AI may increase cybersecurity risks and operational and technological risks. The technologies underlying AI and their use cases are rapidly developing, and it is not possible to predict all of the legal, operational or technological risks related to the use of AI.
Moreover, AI is subject to rapidly evolving domestic and international laws and regulations, which could impose significant costs and obligations on us. In the United States, federal lawmakers are considering legislation that could restrict the development and use of AI, although it remains unclear whether such proposals will become law. Multiple states have already enacted and are considering additional measures governing areas such as model transparency and disclosures,

Table of Contents	PART I
safety testing and risk management, data protection, automated decision-making and labeling of generative AI content, compliance with which may require increased technical and personnel resources and be costly. Federal and state agencies have also issued guidance and initiated rulemakings. Given our global operations, comparable non-U.S. regimes also remain relevant, including the European Union Artificial Intelligence Act, which applies to companies that develop, use, or provide AI in the EU and imposes requirements around transparency, conformity assessments and monitoring, risk assessments, human oversight, security, accuracy, general purpose AI, and foundation models and the United Kingdom’s regulator-led framework. Additionally, existing laws and regulations could be interpreted in ways that would affect our use of AI and our AI offerings. We also expect that regulators may continue to apply existing consumer protection and other laws to the development and deployment of AI. Moreover, AI usage is the subject of evolving review by various U.S. regulatory agencies, including the SEC and the U.S. Federal Trade Commission, and state regulatory agencies and attorneys general. It is possible that governments may also seek to regulate, limit, or block the use of AI in our products and services or otherwise impose other restrictions that may hinder the usability or effectiveness of our products and services. Any failure to accurately identify and address our responsibilities in this uncertain environment, and adequately address relevant ethical and social issues that may arise with AI technologies and use cases could negatively affect the adoption of our products and services and subject us to reputational harm, regulatory action, or litigation, which may harm our financial condition and operating results.
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
During both 2025 and 2024, we expended a significant amount of funds toward the return of capital to shareholders through the repurchase of shares of our common stock subject to an authorized and outstanding share repurchase program. Authorization under our most recent share repurchase program expired on January 1, 2026. However, our board of directors may authorize similar share repurchase programs in the future. Share repurchases may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, tender offers or accelerated share repurchase transactions or by any combination of such methods. The Company may issue secured and unsecured debt to finance a portion of any future share repurchases. Any such repurchases will be made from time to time subject to market and economic conditions, applicable legal requirements, and other relevant factors. The manner, timing and amount of any share repurchases may fluctuate and will be determined by us based on a variety of factors, including the market price of our common stock, our liquidity and capital availability, our priorities for the use of cash to support our business operations and plans, general business and market conditions, tax laws, regulatory developments relating to share repurchase programs, the ability to obtain financing at attractive rates, alternative investment opportunities, and our determination that share repurchases are in the best interest of our stockholders and are in compliance with all respective laws and our applicable agreements. Our ability to repurchase shares in the future will depend upon, among other factors, our cash balances and potential future capital requirements for strategic transactions, our results of operations, our financial condition and other factors beyond our control that we may deem relevant. If the Board authorizes any future share repurchase program, we expect that such plan may be modified, suspended, or terminated at any time, which could result in a decrease in the trading prices of our common stock. We can provide no assurance that we will repurchase shares, if authorized by the Board to do so in the future, at favorable prices, if at all.
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
Furthermore, banking laws impose notice, approval, and ongoing regulatory requirements on any shareholder or other party that seeks to acquire direct or indirect “control” of an FDIC-insured depository institution or its parent company. Under the Change in Bank Control Act of 1978, as amended (“CIBC Act”) and the FDIC’s regulations thereunder, any person, either individually or acting through or in concert with one or more other persons, must provide notice to, and effectively receive prior approval from, the FDIC before acquiring “control” of us. Under the CIBC Act, control is conclusive if, among other things, a person or company, or a group of persons deemed to be acting in concert acquires 25 percent or more of any class of our voting stock. A rebuttable presumption of control arises if a person or company, or a group of persons deemed to be acting in concert acquires 10 percent or more of any class of our voting stock.
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

Table of Contents	PART I
Collectively, these provisions could delay or prevent a third party from acquiring us, by discouraging a hostile bid; delaying, preventing or deterring a merger, acquisition or tender offer in which our shareholders could receive a premium for their shares; or impeding a proxy contest for control of our company or other changes in our Board or management, despite the possible benefit to our stockholders, or otherwise adversely affect the market price of our common stock. Further, as a result of these requirements, certain existing and potential stockholders may choose not to invest further in our stock or invest in our stock at all. This could limit the number of potential investors and impact our results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY
Cybersecurity Risk Management and Strategy
Increased global cybersecurity vulnerabilities and threats and more sophisticated and targeted cyber-related attacks pose an ongoing risk to the security of our information systems and networks. We regularly experience cyberattacks aimed at our information systems and networks, including those that store sensitive data about third parties. We have established a Global Information Security Program, which is administered and overseen by the Company’s Chief Information Security Officer (“CISO”), that establishes minimum requirements we adhere to in order to provide a secure environment for developing, implementing, and supporting our information technology and systems. Our Global Information Security Program is designed to maintain compliance with various regulatory requirements and certification standards, including those under HIPAA, HITECH, PCI, ISO, SOC, SOX, DORA, FFIEC and RPAA as we aim to have world-wide, generally accepted, best practices.
Periodic assessments of the Global Information Security Program are conducted to ensure it is well-positioned to meet its objective of reducing the threat of known and emerging cybersecurity risks, as well to confirm ongoing compliance with legal and industry best practices and standards. Assessments of the program are continuously conducted by management and by an independent third party at least annually or whenever there is a material change to a business practice that may implicate the security or integrity of records containing personal information, to ensure the continuing suitability, adequacy, and effectiveness of the organization's approach to managing information security. As part of the annual review process, the Company engages external auditors to assess compliance with SOC2/SOC1, SOX, PCI-DSS, HITRUST, DORA, FFIEC and RPAA in addition to engaging an independent third party to conduct penetration testing and an overall risk assessment. The results of these assessments are reviewed and discussed with senior members of Company management and the Technology and Cybersecurity Committee of the board of directors (the “Technology Committee”), which is comprised of individuals with cybersecurity experience from both a technical and governance perspective.
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

Table of Contents	PART I
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
Governance
The Technology Committee, pursuant to its charter, is responsible for the oversight of the Company’s management of risks regarding technology, data security, cybersecurity, disaster recovery, and business continuity. In addition, the Technology Committee reviews the Company’s use and development of artificial intelligence to help ensure alignment with the Company’s AI Governance Framework and applicable legal and ethical obligations.
WEX has established an AI Systems & Model Governance Committee, comprised of representatives from key functional areas of the organization, including risk, compliance, privacy, security, and technology. This governance structure is designed to foster a culture of responsible AI innovation by promoting transparency, accountability, fairness, and security in all AI-related activities.
To perform its oversight functions, the Technology Committee, in addition to annually receiving and reviewing the results of the Global Information Security Program assessment, receives quarterly reports from the Company’s CISO, who presents a threat matrix, an overall analysis of our cyber health, as well as any recent threat activity. The Technology Committee then, in turn, regularly reports out to the full board of directors and the Audit Committee as necessary during succeeding meetings to keep them informed. In addition, members of senior management, including the Chief Technology Officer (“CTO”), the CISO, and the Chief Legal Officer (“CLO”) correspond directly with, or present to, the full board of directors, the Audit Committee, and/or the Technology Committee, regarding issues or risks relating to cybersecurity matters as the case may be. We believe the members of our senior management responsible for assessing and managing material risks from cybersecurity threats and interfacing with the board of directors and board of director committees on such matters collectively possess the appropriate expertise and experience from both a technical and governance perspective to ensure that they are able to carry out these responsibilities effectively. In particular, our CISO has spent over 30 years in various information security roles, including serving as the CISO of WEX since March 2014. Additionally, he holds professional degrees in the areas of Computer and Information Systems Security and multiple ISACA and ISC2 certifications (CISM, CISA, CRISC, CISA and CISSP). Our CTO has spent over 25 years in various engineering and technology roles, including serving as Chief Technology Officer for two other companies prior to joining WEX. In his past roles he was responsible for implementing product and technology initiatives and gained extensive experience in payments technology, technology infrastructure, technical engineering, AI, and machine learning. Additionally, he holds a professional degree in Computer Science. Our CLO has been with WEX since 2021, serving as Chief of Staff to the CEO and as Vice President, Corporate Legal Services prior to that, before becoming the Corporate Secretary and head of the Legal department in 2024. In these roles, she has gained extensive experience coordinating with the Board on addressing numerous emerging risk areas and ensuring our governance processes are equipped to manage and mitigate such risks.
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

Table of Contents	PART I
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

ITEM 3. LEGAL PROCEEDINGS
Information regarding certain material legal proceedings in which we are involved are incorporated by reference herein from the section titled “Litigation and Regulatory Matters” in Part II – Item 8 – Note 19, Commitments and Contingencies, to the consolidated financial statements.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
The principal market for the Company’s common stock is the NYSE and our ticker symbol is WEX. As of February 6, 2026, the closing price of our common stock was $158.95 per share, there were 34.3 million shares of our common stock outstanding and there were 12 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers or nominees.
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
The Company has certain restrictions on the dividends it may pay under its Credit Agreement, including maintaining compliance with a pro forma consolidated leverage ratio of less than 3:50:1:00 for the most recently completed test period after giving effect to such dividend payment. The consolidated leverage ratio tests consolidated funded indebtedness less (i) an amount up to $400.0 million of consolidated funded indebtedness due to permitted securitization transactions, (ii) the amount of consolidated funded indebtedness constituting the non-recourse portion of permitted factoring transactions, and (iii) an amount up to $500.0 million of unrestricted cash and cash equivalents denominated in U.S. dollars or other lawful currencies (provided that such other currencies are readily convertible to, and deliverable in, U.S. dollars) held by the Company and its subsidiaries (other than bank regulated subsidiaries).
Issuer Purchases of Equity Securities
Under a share repurchase plan approved by our board of directors, through December 31, 2025, the Company was authorized to repurchase up to specified dollar values of shares of its common stock through open market purchases, privately negotiated transactions, accelerated share repurchase programs, issuer self-tender offers or other means pursuant to the share repurchase plan.
The following table presents the Company’s common stock repurchases during each month of the fourth quarter of 2025:

	Total Number of Shares Purchased	Average Price Paid per Share(1),(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
October 1 - October 31, 2025:	—	$—	—	$173,880,812
November 1 - November 30, 2025	—	$—	—	$173,880,812
December 1 - December 31, 2025	—	$—	—	$173,880,812
Total	—	$—	—
(1)Includes commissions paid on stock repurchases.

Table of Contents	PART II
(2)The Inflation Reduction Act of 2022 imposes a nondeductible one percent excise tax on the net value of certain stock repurchases. All dollar amounts presented exclude such excise taxes, as applicable.
(3)Based on the amended share repurchase plan approved by our board of directors and announced on September 9, 2024 authorizing repurchases of up to a total of $2.05 billion through December 31, 2025. On January 1, 2026, the then existing share repurchase plan expired without extension or renewal.
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

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion below focuses on the factors affecting our consolidated results of operations for the years ended December 31, 2025 and 2024, financial condition at December 31, 2025 and 2024 and, when appropriate, factors that may affect our future financial performance, unless stated otherwise. This discussion should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements within Part II - Item 8 of this Annual Report on Form 10-K. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is presented in the following sections:
•2025 Highlights and Year in Review
•Our Segments
•Results of Operations
•Application of Critical Accounting Estimates
•Recently Adopted and New Accounting Standards
•Liquidity and Capital Resources

2025 Highlights and Year in Review
Company Highlights
The following graphs present a comparative, summarized view of selected results. The “Other Key Metric” included below is considered by management to be of particular importance to our overall performance in 2025 as it provides enhanced information and data underlying our financial results. A more extensive list of the key performance indicators regularly used by management to evaluate our performance is included by segment within the Results of Operations section later in this MD&A.

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

Adjusted net income attributable to shareholders per diluted share

Adjusted free cash flow

Other Key Metric (in millions):
Total volume processed across the Company(2)
(1)Adjusted net income attributable to shareholders, adjusted net income attributable to shareholders per diluted share, and adjusted free cash flow are supplemental non-GAAP financial measures of operating performance. Refer to the sections titled Non-GAAP Financial Measures That Supplement GAAP Measures and Liquidity and Capital Resources later in this MD&A for more information and for a reconciliation of the non-GAAP financial measures to the most directly comparable financial measures calculated in accordance with GAAP.
(2)Total volume processed across the Company includes purchases on WEX-issued accounts as well as purchases issued by others using a WEX platform.

Table of Contents	PART II
Our Segments
WEX has three reportable segments: Mobility, Benefits, and Corporate Payments. Through our Mobility segment, we are a leader in fleet payment solutions, transaction processing, and information management. We support fleets of all sizes, globally, through our proprietary closed-loop networks and a suite of software solutions that help manage fuel, EV charging, and operational workflows. Our Benefits segment provides SaaS software integrated with payment solutions that simplify employee benefits administration. We offer a broad range of consumer-directed health accounts, benefit administration services, and compliance solutions. WEX Inc. also serves as an IRS-designated non-bank custodian, while WEX Bank provides HSA depository services. Our Corporate Payments segment delivers global B2B payment solutions that integrate virtual payments into customer and partner workflows. We support accounts payable automation, embedded payment use cases across industries, and white-label programs for financial institutions through our issuing capabilities and payment technology.
The Company’s segment-allocated operating expenses consist of the following:
Cost of Services
•Processing costs - The Company’s processing costs consist of expenses related to processing transactions, servicing customers and merchants, and cost of goods sold related to hardware and other product sales.
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
Other Operating Expenses
•General and administrative - General and administrative expenses includes compensation and related expenses for executives, finance and accounting, other information technology, human resources, legal, and other corporate functions. Also included are corporate facilities expenses, certain third-party professional service fees, and other corporate expenses.
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
The Company does not allocate foreign currency gains and losses, financing interest expense, net of financial instruments, change in fair value of contingent consideration, loss on debt extinguishments, or income taxes to our operating segments as management believes these items are unpredictable and can obscure a segment’s operating trends and results.
In addition, the Company does not allocate to our operating segments certain corporate expenses, including acquisition and divestiture expenses, certain finance, legal, information technology, human resources, administrative and executive expenses, and other expenses, as these items are centrally controlled and are not directly attributable to any reportable segment.

Table of Contents	PART II
Results of Operations
Year Ended December 31, 2025, Compared to the Year Ended December 31, 2024
The following includes information that our management believes is material to an understanding of our results of operations. Any significant changes, unusual or infrequent events, or significant economic changes that materially affect our results of operations are discussed below.

Mobility
Revenues
The following table reflects comparative revenue and key operating statistics within Mobility:

	Twelve Months Ended December 31,		Increase (Decrease)
(in millions, except per transaction and per gallon data)	2025	2024	Amount	Percent
Revenues(1)
Payment processing revenue	$642.7	$694.5	$(51.8)	(7)%
Account servicing revenue	209.1	195.3	13.8	7%
Finance fee revenue	319.8	297.2	22.7	8%
Other revenue	214.3	213.8	0.5	—%
Total revenues	$1,386.0	$1,400.8	$(14.9)	(1)%

Key performance indicators
Total volume(2)	$75,904.6	79,538.7	$(3,634.0)	(5)%
Payment processing transactions	546.1	566.8	(20.7)	(4)%
Payment processing $ of fuel	$48,734.7	$52,020.9	$(3,286.3)	(6)%
Payment processing gallons	14,289.5	14,593.3	(303.8)	(2)%
Average U.S. fuel price (US$ / gal)	$3.32	$3.47	$(0.2)	(4)%
Net payment processing rate	1.32%	1.34%	(0.02)%	(1)%
Net late fee rate	0.54%	0.49%	0.05%	10%
Credit losses, in basis points(3)	13	12	1	12%
(1)Lower domestic fuel prices decreased revenues by $27.0 million for the year ended December 31, 2025, as compared to 2024.
(2)Total volume and payment processing $ of fuel decreased during 2025 as compared to 2024 due primarily to lower domestic fuel prices, and in smaller part by a decline in same-store sales, which is a measure of fuel gallons purchased by customers who joined the Company prior to the preceding calendar year, adjusted for the number of business days in the period. The Company believes that the same-store sales decline is a reflection of the economic demand environment and the decrease is reflective of a long-term trend of better vehicle fuel efficiency.
(3)We generally measure our loss performance by calculating fuel-related losses as a percentage of total fuel expenditures on payment processing transactions.
The decrease in payment processing revenue during 2025, compared to 2024, was primarily the result of lower average domestic fuel prices, impacts from lower interest rates and a decline in volumes due largely to macroeconomic factors, including the ongoing freight recession.
The increase in account servicing revenue during 2025, compared to 2024, was primarily the result of higher fees charged on certain programs as a result of pricing initiatives.
Finance fee revenue, which is comprised of the following components, is discussed below.

Table of Contents	PART II

	Twelve Months Ended December 31,		Increase (Decrease)
(in millions)	2025	2024	Amount	Percent
Finance income	$263.5	$255.1	$8.4	3%
Factoring fee revenue	56.4	42.1	14.3	34%
Finance fee revenue	$319.8	$297.2	$22.7	8%
Finance income primarily consists of late fees charged for receivables not paid within the terms of the customer agreement based upon the outstanding customer receivable balance, and to a lesser degree by finance charges earned on revolving portfolio balances. Late fee revenue is earned when a customer’s receivable balance becomes delinquent and is calculated using the greater of a minimum charge or a stated late fee rate multiplied by the outstanding balance that is subject to a late fee charge. Changes in the absolute amount of such outstanding balances can be attributed to (i) changes in fuel prices; (ii) customer specific transaction volume; and (iii) customer specific delinquencies. Late fee revenue can also be impacted by (i) changes in late fee rates; and (ii) increases or decreases in customer overdue balances. Late fee rates are determined and set based primarily on the risk associated with our customers, coupled with a strategic view of standard rates within our industry. We consider factors such as the Company’s overall financial model and strategic plan, the cost to our business from customers failing to pay timely, and the impact such late payments have on our financial results. We typically conduct an assessment of our late fee rates at least annually but such assessment may occur more often depending on macro-economic factors. In addition, we periodically assess the market rates within our industry to determine appropriate late fee rates.
Factoring fee revenue is calculated as a negotiated percentage fee of the receivable balance that we purchase.
Finance income increased in 2025 as compared to 2024, primarily from the impact of pricing actions, which resulted in higher contractual late fee rates charged, which were offset in part by a decline in fuel prices and instances of late fees, compared to the prior year. Further contributing to the year-over-year increase in finance income was a third quarter 2024 charge related to operational issues that impacted certain finance fee calculations. Factoring fee revenue increased during 2025, as compared to 2024, due primarily to an increase in factored invoices as a result of the January 2025 purchase of a factoring portfolio.
Concessions to certain customers experiencing financial difficulties may be granted and are generally limited to extending the time to pay, placing a customer on a payment plan, or granting waivers of late fees. There were no material concessions granted to customers experiencing financial difficulties during 2025 or 2024.
Operating Expenses
The following table compares line items within operating income and presents segment adjusted operating income and segment adjusted operating income margin for Mobility:

	Twelve Months Ended December 31,		Increase (Decrease)
(in millions, except with respect to margin)	2025	2024	Amount	Percent
Cost of services
Processing costs	$314.5	$300.0	$14.5	5%
Service fees	$7.5	$7.2	$0.3	4%
Provision for credit losses	$63.4	$61.0	$2.4	4%
Operating interest	$84.1	$89.7	$(5.6)	(6)%
Depreciation and amortization	$65.0	$55.4	$9.6	17%

Other operating expenses
General and administrative	$126.1	$122.1	$4.0	3%
Sales and marketing	$254.3	$222.8	$31.5	14%
Depreciation and amortization	$70.6	$73.5	$(2.9)	(4)%

Operating income	$400.4	$469.1	$(68.6)	(15)%

Table of Contents	PART II

	Twelve Months Ended December 31,		Increase (Decrease)
(in millions, except with respect to margin)	2025	2024	Amount	Percent

Segment adjusted operating income(1)	$541.1	$598.5	$(57.4)	(10)%
Segment adjusted operating income margin(2)	39.0%	42.7%	(3.7)%	(9)%
(1)See “Non-GAAP Financial Measures That Supplement GAAP Measures” later in this Item 7 for a reconciliation of total segment adjusted operating income to income before income taxes. See also Part II – Item 8 – Note 23, Segment Information, of our consolidated financial statements for more information regarding our segment determination.
(2)Segment adjusted operating income margin is calculated by dividing segment adjusted operating income by segment revenue. Such margin decreased during 2025, as compared to 2024, due primarily to lower average domestic fuel prices, which have a high flow-through impact on operating income, and the impact of 2025 sales and product development investments, as further discussed below.
The largest contributing fluctuations in individual expense categories year-over-year consisted of the following:
Cost of Services
Processing costs increased during 2025, as compared to 2024, primarily due to the recognition of a non-cash impairment charge of $9.9 million from the write-off of certain EV-related technology assets during the fourth quarter of 2025 as a result of slower-than-anticipated EV demand.
Depreciation and amortization increased during 2025 compared to the prior year due in part to increased capital expenditures for new product development in support of growth.
Other operating expenses
Sales and marketing expenses increased during 2025, as compared to 2024, primarily resulting from targeted incremental investments tied to growth acceleration initiatives, approximately half of which was driven by digital marketing efforts, and to a lesser extent by a growth in partner commissions.

Benefits
Revenues
The following table reflects comparative revenue and key operating statistics within Benefits:

	Twelve Months Ended December 31,		Increase (Decrease)
(in millions)	2025	2024	Amount	Percent
Revenues
Payment processing revenue	$104.2	$96.2	$7.9	8%
Account servicing revenue	453.9	445.2	8.7	2%
Finance fee revenue	0.1	0.3	(0.1)	NM
Other revenue	239.2	197.9	41.3	21%
Total revenues	$797.4	$739.5	$57.9	8%

Key performance indicators
Total volume	$14,083.0	$13,600.1	$482.9	4%
Purchase volume	$7,835.5	$7,242.7	$592.8	8%
Average number of SaaS accounts	21.5	20.3	1.2	6%
HSA Yield	4.98%	4.90%	0.08%	2%
Average HSA custodial cash assets	$4,749.2	$4,280.4	$469.2	11%
NM - Not meaningful

Table of Contents	PART II
Total Benefits revenue increased during 2025 as compared to 2024, primarily due to higher other revenue driven by greater average HSA deposit balances held by WEX Bank, on which we earn investment income, coupled with SaaS account growth.
Operating Expenses
The following table compares line items within operating income and presents segment adjusted operating income and segment adjusted operating income margin for Benefits:

	Twelve Months Ended December 31,		Increase (Decrease)
(in millions)	2025	2024	Amount	Percent
Cost of services
Processing costs	$273.3	$270.2	$3.0	1%
Service fees	$77.6	$64.8	$12.8	20%
Provision for credit losses	$(0.5)	$(0.5)	$—	NM
Operating interest	$5.2	$4.6	$0.5	12%
Depreciation and amortization	$50.0	$46.2	$3.8	8%

Other operating expenses
General and administrative	$27.1	$37.1	$(10.0)	(27)%
Sales and marketing	$58.1	$57.9	$0.2	—%
Depreciation and amortization	$80.9	$85.8	$(4.9)	(6)%

Operating income	$225.8	$173.3	$52.5	30%

Segment adjusted operating income(1)	$341.6	$307.0	$34.6	11%
Segment adjusted operating income margin(2)	42.8%	41.5%	1.3%	3%
NM - Not meaningful
(1)See “Non-GAAP Financial Measures That Supplement GAAP Measures” later in this Item 7 for a reconciliation of total segment adjusted operating income to income before income taxes. See also Part II – Item 8 – Note 23, Segment Information, of our consolidated financial statements for more information regarding our segment determination.
(2)Segment adjusted operating income margin is calculated by dividing segment adjusted operating income by segment revenue. Revenue earned on HSA assets is highly accretive to earnings and is the primary driver of the increase in segment adjusted operating income margin for 2025 as compared to 2024.
The cost structure for our HSA investments allows revenue growth to be highly accretive to our margin. As a result, both 2025 operating income and segment adjusted operating income strongly benefited from the higher 2025 revenues. The largest contributing fluctuations in individual expense categories year-over-year consisted of the following:
Cost of Services
Service fees increased in 2025, as compared to 2024, primarily resulting from higher merchant and other related fees driven by account growth during the first half of 2025 and increased fees paid to partners on HSA balances.
Other Operating Expenses
General and administrative expenses decreased for 2025 as compared with 2024 due in part to a reduction of Ascensus Acquisition integration costs and cost reduction initiatives.

Table of Contents	PART II

Corporate Payments
Revenues
The following table reflects comparative revenue and key operating statistics within Corporate Payments:

	Twelve Months Ended December 31,		Increase (Decrease)
(in millions, except per transaction data)	2025	2024	Amount	Percent
Revenues
Payment processing revenue	$395.9	$409.7	$(13.8)	(3)%
Account servicing revenue	63.0	50.2	12.8	26%
Finance fee revenue	1.3	0.7	0.6	80%
Other revenue	17.2	27.2	(10.0)	(37)%
Total revenues	$477.4	$487.8	$(10.4)	(2)%

Key performance indicators
Total volume	$147,785.7	$138,707.3	$9,078.3	7%
Purchase volume	$80,300.3	$89,639.9	$(9,339.5)	(10)%
Net interchange rate(1)	0.49%	0.46%	0.04%	8%
(1) Our net interchange rate has increased during 2025 compared to 2024, substantially due to customer volume mix, including a volume decrease for a legacy non travel customer from which we earned revenue on contractual minimum shortfalls.
Total Corporate Payments revenues decreased in 2025, as compared to 2024, net of $4.3 million favorable impact from foreign exchange rates. The decrease in revenue primarily resulted from a second quarter 2024 contract renegotiation with a large travel customer who transitioned to a new operating model. Under the new operating model, the decline in payment processing revenue earned was largely offset by an increase in account servicing revenue. The resultant shift in customer usage of our prepaid business model negatively impacted other revenue by reducing interest revenue earned on restricted cash balances.
Concessions to certain customers experiencing financial difficulties may be granted and are generally limited to extending the time to pay, placing a customer on a payment plan, or granting waivers of late fees. There were no material concessions to customers experiencing financial difficulties during either 2025 or 2024.
Operating Expenses
The following table compares line items within operating income and presents segment adjusted operating income and segment adjusted operating income margin for Corporate Payments:

	Twelve Months Ended December 31,		Increase (Decrease)
(in millions, except with respect to margin)	2025	2024	Amount	Percent
Cost of services
Processing costs	$77.6	$77.4	$0.1	—%
Service fees	$10.8	$11.7	$(0.9)	(8)%
Provision for credit losses	$15.5	$7.7	$7.8	101%
Operating interest	$19.7	$9.7	$10.0	103%
Depreciation and amortization	$37.1	$32.4	$4.7	14%

Table of Contents	PART II

	Twelve Months Ended December 31,		Increase (Decrease)
(in millions, except with respect to margin)	2025	2024	Amount	Percent
Other operating expenses
General and administrative	$49.6	$58.9	$(9.3)	(16)%
Sales and marketing	$75.2	$59.9	$15.3	25%
Depreciation and amortization	$26.0	$26.5	$(0.5)	(2)%

Operating income	$166.0	$203.5	$(37.5)	(18)%

Segment adjusted operating income(1)	$213.3	$256.2	$(43.0)	(17)%
Segment adjusted operating income margin(2)	44.7%	52.5%	(7.9)%	(15)%
(1)See “Non-GAAP Financial Measures That Supplement GAAP Measures” later in this Item 7 for a reconciliation of total segment adjusted operating income to income before income taxes. See also Part II – Item 8 – Note 23, Segment Information, of our consolidated financial statements for more information regarding our segment determination.
(2)Segment adjusted operating income margin is calculated by dividing segment adjusted operating income by segment revenue. See below for an explanation of changes to our year over year segment adjusted operating income margin.
As a result of owning all of our technology and issuing capabilities, our Corporate Payments segment has a highly scalable and relatively fixed cost base resulting in largely comparable expenses year to year. As a result, changes in revenue similarly impact operating income, segment adjusted operating income, and segment adjusted operating income margin. Instances in which our expenses in 2025 did not remain comparable to those of 2024 are described hereafter.
Cost of Services
The provision for credit losses for 2025 increased, as compared to 2024, as a result of higher collection risk on specific customer receivables and an increase in reserves as a result of macroeconomic factors.
Operating interest increased during 2025, as compared to 2024, due to higher relative average funding needs of the Corporate Payments segment.
Other Operating Expenses
General and administrative expenses decreased during 2025 as compared to 2024, due in part to decreased employee compensation costs, including a reduction in estimated attainment of performance-based employee stock-based compensation during 2025, and an immaterial prior year operational reserve recorded as a result of a third-party software outage.
Sales and marketing expense increased during 2025, as compared to 2024, resulting primarily from targeted incremental investment in our sales force tied to growth acceleration initiatives.
Unallocated Corporate Expenses
The following table compares line items within operating income for unallocated corporate expenses:

	Twelve Months Ended December 31,		Increase (Decrease)
(in millions)	2025	2024	Amount	Percent
Other operating expenses
General and administrative	$127.5	$157.7	$(30.2)	(19)%
Depreciation and amortization	$1.6	$1.5	$—	1%
General and administrative expenses decreased during 2025, as compared to 2024, as a result of decreased employee compensation costs, primarily due to a 2025 reduction in estimated attainment of performance-based employee stock-based compensation, and cost reduction initiatives, including a decrease in professional services expense.

Table of Contents	PART II
Non-Operating Income and Expense
The following table reflects comparative results for certain amounts excluded from operating income:

	Twelve Months Ended December 31,		Absolute Dollar Change	Effect of Change on Net Income
(in millions)	2025	2024
Financing interest expense, net of financial instruments	$(240.6)	$(235.9)	$4.7	Reduction
Change in fair value of contingent consideration	$(2.9)	$(6.5)	$3.5	Increase
Net foreign currency loss	$(0.2)	$(26.1)	$26.0	Increase
Income tax expense	$116.1	$108.2	$7.9	Reduction
Financing interest expense, net of financial instruments increased in 2025, compared to the prior year. This increase was primarily due to incremental borrowings during the first quarter of 2025 primarily used to fund the Tender Offer. These increases were offset in part by lower interest rates and a reduction in borrowings on the Revolving Credit Facility. See Part II - Item 8 - Note 16, Financing and Other Debt, for more information.
Our foreign currency exchange exposure is primarily related to the remeasurement of our cash, receivable and payable balances, including intercompany transactions that are denominated in foreign currencies. Losses incurred during 2024 resulted from the weakening of certain foreign currencies in which we transact, including the Euro and the Australian and Canadian dollars, relative to the U.S. dollar. During 2025, foreign currency losses on intercompany balance revaluation from a strong Euro and weakened U.S. dollar against British pound sterling were substantially offset by net foreign currency gains on asset revaluations to U.S. dollar as a result of the weakening of the U.S. dollar during the year against most foreign currencies in which we transact.
Income tax provision increased for 2025 as compared to the prior year. The increase in expense resulted from an increase in the Company’s effective tax rate, which was 27.6 percent for 2025 compared to 25.9 percent for 2024. See Part II – Item 8 – Note 14, Income Taxes of our consolidated financial statements for more information regarding the drivers behind our effective tax rates.
Year Ended December 31, 2024, Compared to the Year Ended December 31, 2023
Discussion and analysis of the year ended December 31, 2024 compared to the year ended December 31, 2023 is included under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10–K for the year ended December 31, 2024, as filed with the SEC on February 20, 2025.

Table of Contents	PART II
Non-GAAP Financial Measures That Supplement GAAP Measures
In addition to evaluating the Company’s performance on a GAAP basis, Company management uses particular non-GAAP financial measures, which exclude the impact of certain costs, expenses, gains, and losses, to evaluate our overall operating performance, including comparison across periods and with competitors. Our management team believes these non-GAAP measures are integral to our reporting and planning processes and uses them to assess operating performance because they generally exclude financial results that are outside the normal course of our business operations or management’s control. These measures are also used to allocate capital and resources among our operating segments.
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
The following table reconciles net income attributable to shareholders to adjusted net income attributable to shareholders and related per share data:

	Year ended December 31,
(in millions)	2025		2024		2023
Net income attributable to shareholders	$304.1	$8.47	$309.6	7.50	$266.6	$6.16
Unrealized loss (gain) on financial instruments	(0.8)	(0.02)	0.2	0.01	30.4	0.70
Net foreign currency loss (gain)	0.2	—	26.1	0.63	(4.9)	(0.11)
Change in fair value of contingent consideration	2.9	0.08	6.5	0.16	8.5	0.20
Acquisition-related intangible amortization	191.9	5.34	201.8	4.89	184.0	4.25
Other acquisition and divestiture related items	9.1	0.25	12.1	0.29	6.6	0.15
Stock-based compensation	103.5	2.88	111.9	2.71	131.6	3.04
Other costs	25.4	0.71	48.9	1.19	45.6	1.05
Impairment charges	9.9	0.28	—	—	—	—
Debt restructuring and debt issuance cost amortization	8.4	0.23	15.9	0.39	89.4	2.06
Tax related items	(76.6)	(2.13)	(102.2)	(2.47)	(112.1)	(2.59)
Dilutive impact of convertible debt(1)	—	—	—	—	—	(0.10)
Adjusted net income attributable to shareholders	$578.0	$16.10	$631.0	$15.28	$645.8	$14.81
(1)The dilutive impact of the Convertible Notes was calculated under the ‘if-converted’ method for the periods through which they were outstanding. Under the ‘if-converted’ method, $9.5 million of interest expense, net of tax, associated with the Convertible Notes was added back to adjusted net income for the year ended December 31, 2023. Approximately 0.9 million shares of the Company’s common stock associated with the assumed conversion of the Convertible Notes (prior to repurchase and cancellation during August 2023) was included in the calculation of adjusted net income per diluted share for the year ended December 31, 2023, as the effect of including such adjustments was dilutive.
GAAP operating income was $663.9 million, $686.3 million and $647.1 million for the years ended December 31, 2025, 2024 and 2023, respectively. For a reconciliation of GAAP operating income to total segment adjusted operating income, please see the following table:

Table of Contents	PART II

	Year ended December 31,
(in millions)	2025	2024	2023
Segment adjusted operating income
Mobility	$541.1	$598.5	$599.4
Corporate Payments	213.3	256.2	277.2
Benefits	341.6	307.0	241.8
Total segment adjusted operating income	$1,095.9	$1,161.7	$1,118.4

Reconciliation:
Total segment adjusted operating income	$1,095.9	$1,161.7	$1,118.4
Less:
Unallocated corporate expenses	98.5	102.1	103.0
Acquisition-related intangible amortization	191.9	201.8	184.0
Other acquisition and divestiture related items	3.4	5.7	6.6
Impairment charges	9.9	—	—
Stock-based compensation	103.5	111.9	131.6
Other costs	24.8	53.9	46.1
Operating income	$663.9	$686.3	$647.1
Adjusted Free Cash Flow
Adjusted free cash flow is calculated as cash flows from operating activities adjusted for net purchases of current investment securities, capital expenditures, net Funding Activity, changes in WEX Bank cash balances and certain other adjustments.
Although non-GAAP adjusted free cash flow is not calculated in accordance with GAAP, WEX believes that adjusted free cash flow is a useful measure to further evaluate our results of operations because (i) adjusted free cash flow indicates the level of cash generated by the operations of the business, which excludes consideration paid on acquisitions, after appropriate reinvestment for recurring investments in property, equipment and capitalized software that are required to operate the business; (ii) net Funding Activity includes fluctuations in deposits and other borrowings primarily used as part of our accounts receivable funding strategy; (iii) purchases of current investment securities are made as a result of deposits gathered operationally; and (iv) WEX Bank cash balances may be increased or decreased for reasons other than matching operating activity. However, because adjusted free cash flow is a non-GAAP measure, it should not be considered as a substitute for, or superior to, operating cash flow as determined in accordance with GAAP. In addition, adjusted free cash flow as used by WEX may not be comparable to similarly titled measures employed by other companies.
The following table reconciles GAAP operating cash flow to adjusted free cash flow for the years ended December 31, 2025, 2024, and 2023:

	Year ended December 31,
(in millions)	2025	2024	2023
Operating cash flow	$454.3	$481.4	$907.9
Change in WEX Bank cash balances	(257.3)	279.1	(82.4)
Other(1)	62.2	34.0	(48.5)
Net Funding Activity	983.8	652.7	1,438.2
Less: Purchases of current investment securities, net of sales and maturities	(464.4)	(738.0)	(1,561.0)
Less: Capital expenditures	(140.6)	(147.3)	(143.6)
Adjusted free cash flow	$638.0	$562.0	$510.6
(1) For the years ended December 31, 2025, 2024 and 2023, other adjustments predominantly include add-backs to operating cash flows for contingent consideration and deferred consideration paid to sellers in excess of acquisition-date fair value. For the year ended December 31, 2023, other adjustments also includes an adjustment to remove proceeds received of $50.0 million on the termination of our interest rate swap agreements from operating cash flows.

Table of Contents	PART II
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
•Credit loss reserves;
•The valuation of the Company’s business combinations;
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
Credit Loss Reserves
The allowance for expected credit losses, which also includes reserves for fraud losses, is primarily calculated by analytical models using actual loss-rate experience and management discretion. Receivables exhibiting elevated credit risk characteristics from homogenous pools are assessed and reserved on an individual basis for expected credit losses. We assess these receivables for individual expected credit loss estimates utilizing credit scoring and other information including the occurrence of disputes, conversations with customers, or other significant credit loss events. Management monitors the credit quality of accounts receivable in making judgments necessary to estimate expected credit losses by analyzing delinquency reports, loss-rate trends, changes in customer payment patterns, economic indicators and recent trends in competitive, legal, and regulatory environments. When such indicators are forecasted to deviate from historical actual results, the Company qualitatively assesses what impact, if any, the trends are expected to have on the reserve for credit losses. The reserve for fraud losses is determined by monitoring pending fraud cases, customer-identified fraudulent activity, known and suspected fraudulent activity identified by the Company, as well as unconfirmed suspicious activity in order to make judgments as to probable fraud losses. Assumptions regarding expected credit and fraud losses are reviewed each reporting period and may be impacted by actual performance of accounts receivable and changes in any of the factors discussed above.
To the extent calculated expected credit losses are not indicative of future performance, actual loss experience and our results of operations could differ significantly from management’s judgments and expectations, resulting in either higher or lower future provisions for credit losses, as applicable. As of December 31, 2025, we have an estimated reserve for credit losses that is 2.4 percent of the total gross accounts receivable balance as compared to December 31, 2024, when our estimated reserve for credit losses was 2.5 percent of gross accounts receivable. An increase or decrease to the 2025 reserve by 0.5 percent of the total gross accounts receivable balance would increase or decrease the provision for credit losses by $17.2 million.
For additional information on credit losses, see Note 1, Basis of Presentation and Summary of Significant Accounting Policies, to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Business Combinations
The accounting for business combinations requires estimates and judgment as to expectations for future cash flows of the acquired business, and the allocation of those cash flows to identifiable assets, including intangible assets and goodwill. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions, as well as other information compiled by management, including projected financial information, effective income tax rates, present value discount factors and long-term growth expectations. The determined fair value of intangible assets impacts the amount of future amortization expense.
The significance of management’s estimates and assumptions are relative to the size of each individual acquisition. Our estimates are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable.

Table of Contents	PART II
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
When evaluating goodwill for impairment, we may first perform a qualitative assessment of whether it is more likely than not that a reporting unit's carrying amount exceeds its fair value. Events and circumstances we consider in performing this qualitative assessment include reporting unit headroom during the most recent quantitative assessment, macro-economic conditions (including interest rates, PPG and foreign currency exchange rates), market and industry conditions, Company share price fluctuations, and the operational stability and overall financial performance of our reporting units.
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
We elected to use qualitative assessment for all but one of our reporting units. Based on the results of those qualitative assessments, we determined that goodwill for those reporting units was not impaired as of October 1, 2025. Concurrently, we performed a quantitative assessment on an international Mobility reporting unit and determined that it was not impaired. As of December 31, 2025, this reporting unit has $93.5 million of associated goodwill. Future impairment of this reporting unit may occur if financial results or macroeconomic conditions deteriorate versus our current expectations. Unforeseen events, changes in circumstances and market conditions and differences in estimates of future cash flows could adversely affect the fair value of our assets and could result in future impairment charges.
For additional information on the accounting for goodwill and goodwill impairments recorded, see Note 1, Basis of Presentation and Summary of Significant Accounting Policies and Note 9, Goodwill and Other Intangible Assets, to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Income Taxes
Valuation allowance
We record a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized, the determination of which requires significant judgment. In evaluating the ability to recover deferred tax assets, we consider all available positive and negative evidence including past operating results, the existence of cumulative losses in the most recent years, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies. Our valuation allowance at December 31, 2025 decreased to $70.0 million from $96.3 million at December 31, 2024, resulting in deferred tax liabilities, net, of $170.4 million as of December 31, 2025. Changes in the expectations regarding the realization of deferred tax assets and liabilities could materially impact income tax expense in future periods.
For additional information on income taxes, see Note 1, Basis of Presentation and Summary of Significant Accounting Policies, and Note 14, Income Taxes, to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Table of Contents	PART II
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
As of December 31, 2025, we had cash and cash equivalents of $905.8 million, including Corporate Cash of $122.5 million, and remaining borrowing availability of $1.1 billion under the Revolving Credit Facility along with access to various sources of funds, including uncommitted federal funds lines of credit from other banks.
Our short-term cash requirements consist primarily of funding the working capital needs of our business, current principal and interest payments on the credit facilities under our Credit Agreement, and payments on maturities of deposits and other borrowings used as part of our accounts receivable funding strategy. We fund a customer’s entire receivable in the majority of our Mobility and Corporate Payments processing transactions. In these transactions, we extend short-term credit to cardholders, paying the merchant or payment network, as applicable, for the purchase price less the fees we retain, generally within 10 days. We subsequently collect the total purchase price from the cardholders, typically within 30 days from the billing date.
Our long-term cash requirements consist primarily of amounts owed under our Credit Agreement and any other long-term debt outstanding and various facilities lease agreements. For more information on our debt and deposit commitments refer to Part II – Item 8 – Note 16, Financing and Other Debt and Note 11, Deposits, respectively, in this report. For more information on our future lease payments, including our minimum lease payment schedule as of December 31, 2025, refer to Part II – Item 8 – Note 15, Leases.
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
•Capital expenditures
•Repurchases of common stock[6]
•Merger and acquisition activity

(1)As of December 31, 2025, we had outstanding term loan principal borrowings of $2.6 billion, borrowings of $428.4 million on the Revolving Credit Facility, letters of credit of $44.5 million drawn against the Revolving Credit Facility and $550.0 million of outstanding Senior Notes. See Part II – Item 8 – Note 16, Financing and Other Debt, in this report for more information regarding our Credit Agreement and Senior Notes.
(2)WEX Bank’s regulatory status enables it to raise capital to fund the Company’s working capital requirements by issuing deposits, subject to various regulatory capital requirements administered by the FDIC and the UDFI. Additionally, WEX Bank holds deposits for the benefit of WEX

Table of Contents	PART II
Inc.’s HSA customers subject to the terms of a deposit agreement. As of December 31, 2025, we had $5.4 billion in deposits. See Part II – Item 8 – Note 11, Deposits, in this report for more information regarding our deposits.
(3)From time to time, WEX Bank enters into participation agreements with third-party banks to fund customers’ balances that exceed WEX Bank’s lending limit to individual customers. There was $65.2 million borrowed against these participation agreements as of December 31, 2025. See Part II – Item 8 – Note 16, Financing and Other Debt, in this report for more information regarding these facilities.
(4)The Company utilizes securitized debt agreements to finance a portion of our receivables, lower our cost of borrowing and more efficiently utilize capital. The Company had $101.4 million of securitized debt under these facilities as of December 31, 2025. We also utilize off-balance sheet factoring and receivable securitization facilities to sell certain of our accounts receivable to unrelated third-party financial institutions in order to accelerate the collection of the Company’s cash and reduce internal costs. Available capacity is generally dependent on the level of our trade accounts receivable eligible to be sold and the financial institution’s willingness to purchase such receivables. However, the Company is not dependent on them to maintain its liquidity and capital resources. See Part II – Item 8 – Note 16, Financing and Other Debt and Note 13, Off-Balance Sheet Arrangements, in this report for further information about the Company’s securitized debt and off-balance sheet arrangements.
(5)WEX Bank borrows from short-term uncommitted federal funds lines of credit from time to time to supplement the financing of the Company’s accounts receivable. There were no outstanding borrowings under these lines of credit as of December 31, 2025. WEX Bank is also a member of the FHLB of Des Moines, which provides collateralized short-term funding. As of December 31, 2025, WEX Bank had $1.1 billion of advances outstanding. See Part II – Item 8 – Note 16, Financing and Other Debt, to our consolidated financial statements for more information regarding these facilities.
(6)Under share repurchase plans, which may be authorized by our board of directors from time to time, the Company may repurchase up to specified dollar values of shares of its common stock through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, tender offers or accelerated share repurchase transactions or by any combination of such methods approved by our board of directors. See Part II - Item 8 - Note 5, Repurchases of Common Stock, to our consolidated financial statements for more information regarding our share repurchases.
Additional Sources of Cash Available
WEX Bank has the ability to borrow funds from the Federal Reserve Bank Discount Window. Borrowing limits fluctuate based on pledged assets, and as of December 31, 2025, the Company could borrow up to a maximum amount of $151.0 million. WEX Bank had no borrowings outstanding on this line of credit as of December 31, 2025. Also, under an uncommitted borrowing facility, WEX Australia can be advanced up to A$21.3 million from Bank of America in short-term funds. The Company had no borrowings outstanding on this facility as of December 31, 2025. See Part II – Item 8 – Note 16, Financing and Other Debt, in this report for more information regarding these borrowing arrangements.
Cash Flows
The table below summarizes our cash activities and adjusted free cash flow:

	Year ended December 31,
(in millions)	2025	2024	2023
Net cash provided by (used for):
Operating activities	$454.3	$481.4	$907.9
Investing activities	$(696.9)	$(960.6)	$(2,138.3)
Financing activities	$418.9	$(260.3)	$1,573.3
Non-GAAP financial measure:
Adjusted free cash flow(1)	$638.0	$562.0	$510.6
(1)The Company’s non-GAAP adjusted free cash flow is calculated as cash flows from operating activities adjusted for net purchases of current investment securities, capital expenditures, net Funding Activity, changes in WEX Bank cash balances and certain other adjustments. For a definition of adjusted free cash flow and a reconciliation to net cash provided by operating activities, the most closely comparable GAAP measure, and the reasons why we believe this is an important financial measure, please refer to the section titled Non-GAAP Financial Measures That Supplement GAAP Measures.

Table of Contents	PART II
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
The receivables portfolio consists of a large group of homogeneous smaller balances across a wide range of industries. No one customer receivable balance represented 10 percent or more of the outstanding receivables balance at December 31, 2025 or December 31, 2024. At December 31, 2025, approximately 98 percent and 99 percent of the outstanding balance of total trade accounts receivable was less than 30 days and 60 days past due, respectively.
•Net cash provided by operating activities for 2025 decreased $27.1 million as compared to the prior year. The decrease was primarily attributable to a factoring accounts receivable portfolio acquired during the first quarter of 2025, offset in part by a reduction in income taxes paid as a result of the OBBBA and an increase in upfront payments received from customers.
•Net cash provided by operating activities for 2024 decreased $426.5 million as compared to 2023. Contributing to this decrease was one-time cash inflows during 2023 from the return of a collateral deposit and receipt of proceeds on the cancellation of the Company’s interest rate swaps, contingent consideration paid to Bell Bank during 2024, and higher payments related to the Company’s short-term incentive plan, related to 2023 and paid during 2024.
Investing Activities
Investing cash flows generally consist of capital expenditures, cash used for acquisitions and investment of eligible custodial cash assets.
•Net cash used for investing activities for 2025 decreased $263.7 million as compared to the prior year, primarily resulting from lower relative investment of HSA deposits, partially offset by payments made toward the acquisition of receivable portfolios during 2025. See Part II – Item 8 – Note 4, Acquisitions, in this report for more information.
•Net cash used for investing activities for 2024 decreased $1.2 billion as compared to the prior year, primarily resulting from lower relative investment of HSA deposits. Additionally, 2023 cash flows used for investing activities included over $400 million in acquisition payments, which did not recur in 2024.
Financing Activities
Financing cash flows generally consist of the issuance, incurrence and repayment of debt and deposits, changes in restricted cash payable and purchases of our common stock.
•Net cash from financing activities during 2025 increased by $679.2 million as compared to the prior year, primarily due to an increase in net Funding Activity, coupled with a comparatively smaller decrease in restricted cash payable during 2025 as compared to 2024.
•Net cash from financing activities during 2024 decreased $1.8 billion as compared to the prior year, due primarily to a reduction in our restricted cash payable resulting from a shift in customer usage of our prepaid business model and lower relative HSA deposits moved from third-party depository institutions to WEX Bank.
During both 2025 and 2024, we expended a significant amount of funds toward the return of capital to shareholders through the repurchase of shares of our common stock subject to an authorized and outstanding share repurchase program. During 2025, we funded the majority of such share repurchases with $450.0 million of gross borrowings from a new Term Loan B-3 facility under our Credit Agreement and through gross proceeds of $550.0 million from a new offering of Senior Notes. The excess of proceeds received through these borrowings over the amounts paid to repurchase shares were used to repay borrowings on the Revolving Credit Facility. During 2024 we funded the majority of share repurchases with borrowings under our Revolving Credit Facility. As a result, these transactions collectively had little net impact on net cash flows from financing activities. Our share repurchase program expired on January 1, 2026.

Table of Contents	PART II
Adjusted Free Cash Flow
Although non-GAAP adjusted free cash flow is not calculated in accordance with GAAP, WEX believes that adjusted free cash flow is a useful measure to further evaluate our results of operations, as further described in the section of this document titled Non-GAAP Financial Measures That Supplement GAAP Measures.
•Adjusted free cash flow increased $76.0 million during 2025 as compared to 2024, primarily due to a reduction in income taxes paid during 2025 due to a prior year overpayment and impacts from the OBBBA.
•Adjusted free cash flow increased $51.4 million during 2024 as compared to 2023 consistent with the increase in the Company’s operating income year over year.
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
We were in compliance with these covenants and restrictions at December 31, 2025.
Commitments and Contingencies
Commitments to Extend Credit
We have entered into commitments to extend credit in the ordinary course of business. We had approximately $11.3 billion of unused commitments to extend credit at December 31, 2025, as part of established customer agreements, which are off-balance sheet arrangements. These amounts may increase or decrease during 2026 as we increase or decrease credit to customers, subject to appropriate credit reviews, as part of our lending product agreements. Many of these commitments are not expected to be utilized. We can adjust most of our customers’ credit lines at our discretion at any time. Therefore, we do not believe total unused credit available to customers and customers of strategic relationships represents future cash requirements. We believe that we can adequately fund actual cash requirements related to these credit commitments through the sources of cash described above.
Deferred Payments on Acquisition
We have deferred cash payments and additional consideration owed pursuant to previously completed acquisitions. In association with the March 2022 acquisition of SBI’s remaining interest in PO Holding, the Company owes a remaining purchase price of $80.7 million, which is payable in March 2026, along with interest payable in accordance with the terms of the purchase agreement. For additional information with respect to interest owed on these deferred payments, see Part II – Item 8 – Note 19, Commitments and Contingencies.
The April 2021 asset purchase agreement with Bell Bank for the acquisition of certain contractual rights to serve as custodian or sub-custodian to over $3 billion of HSAs includes additional consideration payable annually by WEX that is calculated on a quarterly basis and is contingent, and based, upon increases in the Federal Funds rate from the date of acquisition. The contingent payment period extends through the earlier of December 31, 2030, or the date when the cumulative amount paid as contingent consideration equals $225.0 million. Through December 31, 2025, $206.4 million of consideration has been incurred, $51.0 million of which is unpaid as of December 31, 2025 and is payable during the first quarter of 2026. The Company expects that it will incur the full $225.0 million in contingent consideration, with final payment expected in the first quarter of 2027.
As more fully discussed in Part II – Item 8 – Note 4, Acquisitions, the Company expects to close on the acquisition of a card program portfolio during the first quarter of 2026. The cost of the purchased accounts receivable is not fixed and determinable as such cost will be based on balances outstanding as of the close date, however, the Company does not

Table of Contents	PART II
expect the aggregate purchase price of the portfolio to exceed $35.0 million, which we anticipate will be converted into cash shortly following the closing of the acquisition.
Other Contractual Commitments
We have purchase obligations that include agreements and purchase orders to acquire goods or services that are contractually enforceable and that specify all significant terms, including fixed or minimum quantities, pricing, and approximate timing of purchases. As of December 31, 2025, we had approximately $61.6 million of material cash requirements under purchase obligations with remaining terms in excess of one year, that are due in 2026. Our material cash requirements under such purchase obligations due beyond 2026 are approximately $136.7 million. These purchase obligations do not include amounts recorded on our consolidated balance sheet as of December 31, 2025. On an ongoing basis, the Company works with suppliers on the timing of payments and delivery of purchase commitments. The expected timing of payments of our purchase obligations is estimated based on current information.
Under contractual arrangements with certain fuel suppliers, the Company is subject to minimum annual volume commitments for the purchase of fuel products. Upon failing to meet these minimum commitments, the Company is subject to underlift fees. Such fees have generally been immaterial. See Part II – Item 8 – Note 19, Commitments and Contingencies, for more information.
In addition to these contractual commitments, as of December 31, 2025, the Company has unfunded commitments to provide loans of up to $17.4 million under a nonprofit community development program and to invest up to $6.4 million in certain limited partnership funds under subscription and limited partnership agreements. For more information on these unfunded commitments and the term over which funding can be expected, see Part II – Item 8 – Note 19, Commitments and Contingencies.
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
Commodity Price Risk
Customers and fuel retailer partners in our Mobility segment primarily purchase or sell fuel. Accordingly, a significant part of our overall revenue is derived from fuel purchases, making our revenues in this segment subject to historically volatile fuel prices. As of December 31, 2025, the Company is not hedged for changes in fuel prices, though Management continually monitors the market and our alternatives to hedge these fluctuations. We estimate that each one cent decline in average domestic fuel prices below our assumed average U.S. retail fuel price per gallon during 2026 would result in an approximate $2.0 million decline in 2026 revenue.

Table of Contents	PART II
Foreign Currency Risk
We are exposed to gains and losses from foreign currency fluctuations affecting earnings denominated in foreign currencies and intercompany transactions and balances not permanently invested. The majority of the Company’s foreign exchange exposure is related to changes in exchange rates for the U.S. Dollar versus the Euro, Australian dollar, Canadian dollar and British pound sterling and changes in exchange rates for intercompany balances among foreign subsidiaries with different functional currencies. Our results of operations can be materially affected depending on the volatility and magnitude of foreign exchange rate changes. If all currencies in which we earned revenue had weakened or strengthened by 10 percent against the U.S. dollar, the Company’s 2025 revenues and operating income would each have correspondingly decreased or increased by approximately 2 percent or less. We currently do not utilize hedging instruments to mitigate these risks. However, growth in our international operations increases this exposure and we may initiate strategies to hedge certain foreign currency risks in the future.
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
We attempt to limit our exposure to credit risk by establishing strict investment policies as to minimum investment ratings, diversification of our portfolio and setting risk tolerance levels. As of December 31, 2025, we had $4.3 billion invested in current available-for-sale debt securities at fair value. Assuming a hypothetical increase in interest rates of 25 basis points, the resulting potential decrease in fair value of our portfolio of securities as of December 31, 2025 would be less than 2 percent. Conversely, a corresponding decrease in interest rates would result in a comparable increase in fair value.
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
At December 31, 2025, the Company had approximately $1.2 billion of outstanding deposits and $1.3 billion of short-term borrowings that were used to fund working capital needs in our Mobility and Corporate Payment businesses where we fund a customer’s entire receivable in the majority of our processing transactions. The deposits are generally short-term in nature, though certain certificates of deposit and fixed term money market deposits have been issued in up to five-year maturities in the past. Upon maturity, the deposits may be replaced by issuing new deposits to the extent they are needed. See Part II – Item 8 – Note 11, Deposits, for more information.
As of December 31, 2025, the Company has a remaining obligation for deferred acquisition payments of $80.7 million, plus interest, which accrues pursuant to the terms of the Share Purchase Agreement related to the purchase of SBI’s remaining 4.53 percent interest in PO Holding. Such interest is payable annually in arrears and benchmarked to the 12-month SOFR plus a stated interest rate spread, determined at the beginning of each annual interest period. See Part II – Item 8 – Note 19, Commitments and Contingencies for more information.

Table of Contents	PART II
The following table presents the effect of a 1 percent hypothetical increase or decrease in interest rates on our corporate debt and deposits, assuming that borrowings outstanding, money market deposits and contractual deposits in place as of December 31, 2025 remain the same during 2026. Actual results may differ from estimates due to actual fluctuations in interest rates, debt levels, and our deposit portfolios during the year.

(in millions)	Estimated Impact on Interest Expense
Credit Agreement	$30.5
Contractual deposits(1)	2.5
Money market deposits	7.3
Short term debt(2)	12.7
(1)For purposes of this table, we have assumed that contractual deposits with maturity dates during 2026, would be replaced at the same principal amount, but with an interest rate one percent higher than the rate in effect at maturity.
(2)    Includes impacts from applicable participation debt, securitized debt and advances from the FHLB.
We have excluded HSA deposits from the table above as consumer interest rates paid thereon are based on stated rates per the account agreements and are not significantly impacted by changes in market interest rates. As of December 31, 2025, consumer interest rates payable on HSA deposits ranged from 0.05 percent to 0.40 percent while the average rate payable during 2025 was 0.11 percent. Accordingly, it is unlikely that the interest rate could change by 1 percent over the next twelve months.
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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of WEX Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
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
•With the assistance of our IT specialists, we:
◦Identified the significant systems used to process revenue transactions and tested the effectiveness of general IT controls over each of these systems, including testing of user access controls, change management controls, and IT operations controls.
◦Performed testing of the effectiveness of system interface controls and automated controls within the relevant revenue streams, as well as the controls designed to ensure the accuracy and completeness of revenue.
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
/s/ Deloitte & Touche LLP
Boston, Massachusetts
February 13, 2026
We have served as the Company's auditor since 2003.

Table of Contents	PART II
WEX Inc. Consolidated Statements of Operations
(in millions, except per share data)

	Year ended December 31,
	2025	2024	2023
Revenues
Payment processing revenue	$1,142.8	$1,200.5	$1,213.7
Account servicing revenue	726.0	690.6	646.4
Finance fee revenue	321.3	298.2	314.2
Other revenue	470.7	438.9	373.7
Total revenues	2,660.8	2,628.1	2,548.0
Cost of services
Processing costs	665.2	647.7	621.6
Service fees	95.9	83.7	73.3
Provision for credit losses	78.4	68.2	89.8
Operating interest	109.0	104.1	84.2
Depreciation and amortization	152.1	134.0	104.4
Total cost of services	1,100.6	1,037.8	973.3
General and administrative	330.2	375.8	428.0
Sales and marketing	387.0	341.0	327.8
Depreciation and amortization	179.0	187.3	171.8
Operating income	663.9	686.3	647.1
Financing interest expense, net of financial instruments	(240.6)	(235.9)	(204.6)
Net foreign currency (loss) gain	(0.2)	(26.1)	4.9
Change in fair value of contingent consideration	(2.9)	(6.5)	(8.5)
Loss on extinguishment of Convertible Notes	—	—	(70.1)
Income before income taxes	420.2	417.8	368.8
Income tax provision	116.1	108.2	102.2
Net income attributable to shareholders	$304.1	$309.6	$266.6

Net income attributable to shareholders per share:
Basic	$8.57	$7.59	$6.23
Diluted	$8.47	$7.50	$6.16
Weighted average common shares outstanding:
Basic	35.5	40.8	42.8
Diluted	35.9	41.3	43.3
See notes to consolidated financial statements.

Table of Contents	PART II
WEX Inc. Consolidated Statements of Comprehensive Income
(in millions)

	Year ended December 31,
	2025	2024	2023
Net income attributable to shareholders	$304.1	$309.6	$266.6

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available-for-sale debt securities	114.5	(32.3)	61.5
Foreign currency translation adjustments	69.6	(50.8)	15.6
Other comprehensive income (loss), net of tax	184.1	(83.1)	77.1

Comprehensive income	$488.2	$226.5	$343.7
See notes to consolidated financial statements.

Table of Contents	PART II
WEX INC. CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	December 31,
	2025	2024
Assets
Cash and cash equivalents(1)	$905.8	$595.8
Restricted cash	772.7	837.8
Accounts receivable, net	3,362.6	3,008.6
Investment securities	4,332.9	3,764.7
Securitized accounts receivable, restricted(1)	123.7	109.6
Prepaid expenses and other current assets	215.4	199.0
Total current assets	9,713.0	8,515.5
Property, equipment and capitalized software	253.7	261.2
Goodwill	3,015.3	2,983.4
Other intangible assets	1,088.2	1,260.0
Investment securities	94.2	80.5
Deferred income taxes, net	16.9	18.3
Other assets	218.2	202.8
Total assets	$14,399.5	$13,321.6
Liabilities and Stockholders’ Equity
Accounts payable	$1,070.4	$1,090.9
Accrued expenses and other current liabilities	695.2	653.6
Restricted cash payable	771.5	837.0
Short-term deposits	5,423.1	4,452.7
Short-term debt, net(1)	1,326.4	1,293.2
Total current liabilities	9,286.6	8,327.3
Long-term debt, net	3,532.0	3,082.1
Deferred income taxes, net	187.3	145.6
Other liabilities	159.1	277.7
Total liabilities	13,165.0	11,832.8
Commitments and contingencies (Note 19)
Stockholders’ Equity
Common stock $0.01 par value; 175.0 shares authorized; 50.7 shares issued in 2025 and 50.3 in 2024; 34.3 shares outstanding in 2025 and 39.0 in 2024	0.5	0.5
Additional paid-in capital	1,208.9	1,149.7
Retained earnings	2,370.8	2,066.8
Accumulated other comprehensive loss	(128.1)	(312.3)
Treasury stock at cost; 16.4 and 11.3 shares in 2025 and 2024, respectively	(2,217.6)	(1,416.0)
Total stockholders’ equity	1,234.5	1,488.8
Total liabilities and stockholders’ equity	$14,399.5	$13,321.6
(1) The Company’s consolidated balance sheets include assets and liabilities of consolidated VIEs. See Note 1, Basis of Presentation and Summary of Significant Accounting Policies and Note 16, Financing and Other Debt for further details.

See notes to consolidated financial statements.

Table of Contents	PART II
WEX INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

	Common Stock Issued		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2023	49.6	$0.5	$928.0	$1,490.5	$(306.3)	$(463.2)	$1,649.5
Stock issued under share-based compensation plans	0.3	—	16.1	—	—	—	16.1
Share repurchases for tax withholdings	—	—	(18.1)	—	—	—	(18.1)
Repurchases of common stock	—	—	—	—	—	(297.6)	(297.6)
Stock-based compensation expense	—	—	127.0	—	—	—	127.0
Unrealized gain on available-for-sale debt securities	—	—	—	—	61.5	—	61.5
Foreign currency translation	—	—	—	—	15.6	—	15.6
Net income	—	—	—	266.6	—	—	266.6
Balance at December 31, 2023	49.9	$0.5	$1,053.0	$1,757.1	$(229.2)	$(760.8)	$1,820.6
Stock issued under share-based compensation plans	0.4	—	17.1	—	—	—	17.1
Share repurchases for tax withholdings	—	—	(32.6)	—	—	—	(32.6)
Repurchases of common stock	—	—	—	—	—	(655.1)	(655.1)
Stock-based compensation expense	—	—	112.2	—	—	—	112.2
Unrealized loss on available-for-sale debt securities	—	—	—	—	(32.3)	—	(32.3)
Foreign currency translation	—	—	—	—	(50.8)	—	(50.8)
Net income	—	—	—	309.6	—	—	309.6
Balance at December 31, 2024	50.3	$0.5	$1,149.7	$2,066.8	$(312.3)	$(1,416.0)	$1,488.8
Stock issued under share-based compensation plans	0.4	—	2.8	—	—	—	2.8
Share repurchases for tax withholdings	—	—	(29.4)	—	—	—	(29.4)
Repurchases of common stock	—	—	—	—	—	(801.6)	(801.6)
Stock-based compensation expense	—	—	85.8	—	—	—	85.8
Unrealized gain on available-for-sale debt securities	—	—	—	—	114.5	—	114.5
Foreign currency translation	—	—	—	—	69.6	—	69.6
Net income	—	—	—	304.1	—	—	304.1
Balance at December 31, 2025	50.7	$0.5	$1,208.9	$2,370.8	$(128.1)	$(2,217.6)	$1,234.5
See notes to consolidated financial statements.

Table of Contents	PART II
WEX INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net income	$304.1	$309.6	$266.6
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Stock-based compensation	100.3	112.2	127.0
Depreciation and amortization	331.1	321.3	276.2
Debt restructuring and debt issuance cost amortization and accretion expense	8.9	11.0	18.7
Deferred tax provision (benefit)	43.6	11.1	(21.3)
Provision for credit losses	78.4	68.2	89.8
Loss on extinguishment of Convertible Notes	—	—	70.1
Unrealized loss on interest rate swaps	—	—	80.8
Other non-cash adjustments	1.8	19.4	5.4
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable and securitized accounts receivable	(400.6)	325.2	(195.1)
Prepaid expenses and other current and other long-term assets	5.2	(44.1)	44.3
Accounts payable	(20.1)	(396.3)	115.4
Accrued expenses and other current and long-term liabilities	(28.5)	(224.8)	38.2
Income taxes	30.0	(31.3)	(8.2)
Net cash provided by operating activities	454.3	481.4	907.9

Cash flows from investing activities
Purchases of property, equipment and capitalized software	(140.6)	(147.3)	(143.6)
Purchases of equity securities and other investments	(12.4)	(54.2)	(17.8)
Purchases of available-for-sale debt securities	(1,725.3)	(1,259.6)	(1,768.1)
Sales and maturities of available-for-sale debt securities	1,249.7	506.4	193.6
Acquisition of intangible assets	(73.1)	(5.1)	(4.5)
Acquisitions, net of cash and restricted cash acquired	—	(0.9)	(402.0)
Other investing activities	4.7	—	4.1
Net cash used for investing activities	(696.9)	(960.6)	(2,138.3)

Cash flows from financing activities
Repurchases of common stock	(799.8)	(652.0)	(303.4)
Net change in restricted cash payable	(112.3)	(387.7)	276.2
Net change in deposits	967.8	382.6	593.1
Advances from the FHLB	18,392.5	3,215.0	—
Repayments to the FHLB	(18,392.5)	(2,110.0)	—
Net activity on other short-term debt	21.9	(67.4)	58.9
Borrowings on revolving credit facility	10,084.8	8,659.5	3,449.3
Repayments on revolving credit facility	(10,562.0)	(8,415.9)	(2,787.3)
Borrowings on term loans	447.8	68.3	—
Repayments on term loans	(62.3)	(60.0)	(63.3)
Proceeds from issuance of Senior Notes	550.0	—	—
Borrowings on BTFP	—	1,570.0	5,975.0
Repayments on BTFP	—	(2,345.0)	(5,200.0)
Repurchase of Convertible Notes	—	—	(368.9)
Payments of deferred and contingent consideration	(76.7)	(93.7)	(52.2)
Other financing activities	(40.4)	(24.1)	(4.1)
Net cash provided by (used for) financing activities	418.9	(260.3)	1,573.3

Effect of exchange rates on cash, cash equivalents and restricted cash	65.1	(53.5)	27.4
Net change in cash, cash equivalents and restricted cash	241.4	(793.0)	370.3
Cash, cash equivalents and restricted cash, beginning of year	1,437.0	2,230.0	1,859.7
Cash, cash equivalents and restricted cash, end of year	$1,678.4	$1,437.0	$2,230.0

Table of Contents	PART II

	December 31,
	2025	2024	2023
Supplemental cash flow information
Interest paid(1)	$333.6	$328.5	$247.9
Supplemental disclosure of non-cash investing and financing activities
Capital expenditures incurred but not paid	$8.8	$6.5	$9.6
Accrued excise tax on stock repurchases	7.3	—	—
Purchases of available-for-sale debt securities, unsettled as of period-end	—	24.5	—
Contingent/deferred consideration resulting from a business combination or asset acquisition	—	—	8.6
(1)    The 2023 amount reported excludes the impact from $50.0 million of proceeds received on termination of our interest rate swap agreements.

See notes to consolidated financial statements.

WEX INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Summary of Significant Accounting Policies
Business Description
WEX Inc. (“Company”, “we” or “our”) is the global commerce platform that simplifies the business of running a business. We operate in three reportable segments: Mobility, Corporate Payments, and Benefits, which are described in more detail in Note 23, Segment Information.
Basis of Presentation and Use of Estimates and Assumptions
The accompanying consolidated financial statements for the years ended December 31, 2025, 2024, and 2023, include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
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
Certain prior period information within the consolidated statements of cash flows has been reclassified to conform to the current year presentation. These reclassified amounts had no impact on our previously reported net cash flows from operating, investing or financing activities.
Significant Accounting Policies
Cash and Cash Equivalents
Highly liquid investments with original maturities at the time of purchase of three months or less (that are readily convertible to cash) are considered to be cash equivalents and are stated at cost, which approximates fair value. Cash and cash equivalents include Eurodollar time deposits and money market funds, which are unsecured short-term investments entered into with financial institutions. Approximately $3.4 million of cash and cash equivalents as of December 31, 2024 was part of an immaterial held for sale asset group and was included within prepaid expenses and other current assets on the consolidated balance sheet. This subsidiary was sold during the third quarter of 2025.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within our consolidated balance sheets to amounts within our consolidated statements of cash flows for the years ended December 31, 2025 and 2024:

Table of Contents	PART II
WEX INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	December 31,
	2025	2024
Cash and cash equivalents	$905.8	$595.8
Restricted cash	772.7	837.8
Cash classified as held for sale within prepaid expenses and other current assets	—	3.4
Cash, cash equivalents and restricted cash, end of year	$1,678.4	$1,437.0
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
The Company extends revolving credit to certain small fleets. These accounts are also subject to late fees and balances that are not paid in full are subject to interest charges based on the revolving balance. The Company had approximately $104.8 million and $114.1 million in receivables with revolving credit balances as of December 31, 2025 and 2024, respectively.
Allowance for accounts receivable
The allowance for accounts receivable reflects management’s current estimate of uncollectible balances on its accounts receivable and consists primarily of reserves for credit losses. The reserve for credit losses reduces the Company’s accounts receivable balances, as reported in the consolidated financial statements, to the net realizable value. The reserve for expected credit losses includes both a quantitative and qualitative reserve component. The quantitative component is primarily calculated using an analytic model, which includes the consideration of historical loss experience and past events to calculate loss-rates at the portfolio level. It also includes reserves against specific customer account balances determined to be at risk for non-collection based on customer information including delinquency, changes in payment patterns and other information. The qualitative component is determined through analyzing recent trends in economic indicators and other current and forecasted information to determine whether loss-rates are expected to change significantly in comparison to historical loss-rates at the portfolio level. When such indicators are forecasted to deviate from the current or historical median, the Company qualitatively assesses what impact, if any, the trends are expected to have on the reserve for credit losses. Economic indicators include consumer price indices, business bankruptcy trends, consumer spending and housing starts, among others. See Note 6, Allowance for Accounts Receivable for changes in the accounts receivable allowances by portfolio segment during the years ended December 31, 2025 and 2024 as a result of these assessments.
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
•Corporate Payments - The customer base is comprised of businesses operating in multiple industries including large OTAs. With the exception of the eNett and WEX Payments portfolios, which have minimal credit risk due to their respective business models and collection terms, the associated credit losses generally correlate with trends in consumer metrics, including consumer spending and the consumer price index, and may be impacted by the macroeconomic environment's effect on the credit quality of our customers.
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
The allowance for accounts receivable also includes reserves for waived finance fees, which are used to maintain customer goodwill and recorded against the late fee revenue recognized, as well as reserves for fraud losses, which are recorded within the provision for credit losses. The reserve for fraud losses is determined by monitoring pending fraud cases, customer-identified fraudulent activity, known and suspected fraudulent activity identified by the Company, as well as unconfirmed suspicious activity in order to make judgments as to probable fraud losses.
Off-Balance Sheet Arrangements
The Company has various off-balance sheet commitments, including holding custodial cash assets on behalf of account holders and the extension of credit to customers, accounts receivable factoring and accounts receivable securitization, which carry credit risk exposure. Such arrangements are described in Note 13, Off-Balance Sheet Arrangements, and Note 19, Commitments and Contingencies.
Investment Securities
Investment securities held by the Company consist primarily of (i) HSA assets managed and invested by WEX Bank, which are reflected within current assets on our consolidated balance sheets and (ii) securities purchased and held by WEX Bank to meet the requirements of the Community Reinvestment Act, which are reflected within non-current assets on our consolidated balance sheets. Investment securities consist primarily of available-for-sale debt securities, including U.S. treasury notes and bonds, corporate and sovereign debt securities, municipal bonds and asset or mortgage-backed securities, and equity securities with readily determinable fair values. Available-for-sale debt securities and equity securities with a readily determinable fair value are reflected in the consolidated balance sheets at fair value and are classified as current or long-term based on Management’s determination of whether such securities are available for use in current operations, regardless of the securities’ stated maturity dates. The cost basis of investment securities is based on the specific identification method. Purchases and sales of securities are recorded on a trade date basis. Accrued interest on investment securities is recorded within prepaid expenses and other current assets on the consolidated balance sheets. As of December 31, 2025 and 2024, accrued interest on investment securities was $36.3 million and $30.9 million, respectively.
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
Other Investments
From time-to-time the Company makes minority equity or other investments in early-stage companies and venture capital funds for which there is no readily determinable fair value and over which we do not exert significant influence. Due to the lack of a readily determinable fair value, these investments are measured at cost less any impairment until a specific remeasurement event occurs. The investments are recorded within other assets on our consolidated balance sheets. At December 31, 2025 and 2024, we had $22.6 million and $11.1 million, respectively, of such investments.
Other investments additionally consist of Federal Home Loan Bank (“FHLB”) stock. Members of the FHLB are required to own a certain amount of membership stock, based on the member’s total assets, and activity stock, based on outstanding borrowings with the FHLB. There is no secondary market for this stock as it is issued and repurchased at par by the FHLB and is generally restricted as to redemption. It is not practicable to determine the fair value of this stock and accordingly, at December 31, 2025 and 2024, the Company carries the stock at cost of $54.1 million and $54.0 million, respectively, recorded within other assets on the consolidated balance sheets.
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
Property, Equipment and Capitalized Software
Property, equipment and capitalized software are stated at cost, net of accumulated depreciation and amortization. Replacements, renewals and improvements are capitalized and costs for repair and maintenance are expensed as incurred. Leasehold improvements are depreciated using the straight-line method over the shorter of the remaining lease term or the useful life of the improvement. Depreciation and amortization for all other property, equipment and capitalized software is primarily computed using the straight-line method over the estimated useful lives shown below as of December 31, 2025.

Table of Contents	PART II
WEX INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Estimated Useful Lives
Furniture, fixtures and equipment	4 to 5 years
Computer software, including internal use computer software	3 years
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
Below are the amounts of internal-use computer software capitalized within property, equipment and capitalized software and the related amortization expense incurred on all internal-use computer software during the years ended December 31:

(in millions)	2025	2024	2023
Gross amounts capitalized for internal-use computer software (inclusive of in-process amounts)	$141.0	$143.0	$136.4
Amounts expensed for amortization of internal-use computer software	$130.6	$109.7	$78.7
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
The Company had the following costs capitalized with respect to cloud computing arrangements on the consolidated balance sheets as of December 31:

(in millions)	2025	2024
Gross cloud computing costs (inclusive of in-process amounts)	$97.1	$75.3
Accumulated amortization	54.1	29.8
Net cloud computing costs	$43.0	$45.5

Included in prepaid expenses and other current assets	$28.3	$29.7
Included in other assets	$14.7	$15.8
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
If we elect to bypass the qualitative assessment, or if we determine that the fair value of the reporting unit is more likely than not less than its carrying amount, a quantitative test would be required. Such impairment tests include comparing the fair value of the respective reporting units with their carrying values, including goodwill. The Company uses both discounted cash flow analyses and comparable company pricing multiples to determine the fair value of its reporting units. Such analyses are corroborated using market analytics. Certain assumptions are used in determining the fair value, including assumptions about future cash flows and terminal values. The Company considers the assumptions that it believes hypothetical marketplace participants would use in estimating future cash flows. In addition, an appropriate discount rate is used, based on the Company’s cost of capital or reporting unit-specific economic factors. When the fair value of a reporting unit is less than its carrying value, a goodwill impairment charge is recorded equal to the amount by which the carrying value of the reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. See Note 9, Goodwill and Other Intangible Assets, for further information regarding the outcome of the Company’s goodwill impairment tests during 2025, 2024 and 2023.
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
To test for impairment of long-lived assets, the Company generally uses an estimate of the future undiscounted net cash flows of the assets over their remaining lives to determine if the value of the asset is recoverable. Long-lived assets are grouped with other assets and liabilities at the lowest level for which independent identifiable cash flows are determinable, which is generally at the reporting unit level. An asset impairment is recognized when the carrying value of the asset is not recoverable based on the analysis described above, in which case the asset is written down to its fair value, generally determined using a discounted cash flow analysis. See Note 8, Property, Equipment and Capitalized Software, for information regarding an asset impairment charge recognized in 2025.
Debt Issuance Costs
Debt issuance costs incurred and capitalized are amortized into interest expense over the remaining term of the respective debt arrangements using the effective interest method.
Financial Instruments – Fair Value
The Company determines fair value of its financial instruments based upon quoted prices when available or through the use of alternative approaches, such as model pricing, when market quotes are not readily accessible or available. Various factors are considered in determining the fair value of the Company’s financial instruments, including: closing exchange or over-the-counter market price quotations; benchmark interest rates; time value and volatility factors underlying options

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
Stock-Based Compensation
The Company recognizes the fair value of all stock-based payments to employees and directors in its consolidated financial statements. The fair value of DSUs, RSUs, and PBRSUs without a market condition are determined and fixed on the grant date based on the closing price of the Company’s stock as reported by the NYSE. The Company estimates the grant date fair value of service-based stock option awards using a Black-Scholes-Merton valuation model and awards granted with market conditions (including MSUs, market performance-based stock option awards, TSR performance awards, and PBRSUs with a TSR performance condition) using a Monte Carlo simulation model.
Stock-based compensation expense is recorded net of estimated forfeitures over each award’s requisite service period. The Company uses the straight-line methodology for recognizing the expense associated with service-based stock options and RSU grants and a graded-vesting methodology for the expense recognition of MSUs, market performance-based stock options and PBRSUs.
See Note 21, Stock-Based Compensation, for further information.
Advertising Costs
Advertising and marketing costs are expensed in the period incurred. During the years ended December 31, 2025, 2024 and 2023, advertising expense was $42.9 million, $31.5 million and $27.1 million, respectively.
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
The following table presents net income attributable to shareholders and reconciles basic and diluted shares outstanding used in the earnings per share computations:

	Year ended December 31,
(in millions)	2025	2024	2023
Net income attributable to shareholders	$304.1	$309.6	$266.6

Weighted average common shares outstanding – Basic	35.5	40.8	42.8
Dilutive impact of share-based compensation awards(1)	0.4	0.5	0.5
Weighted average common shares outstanding – Diluted(2)	35.9	41.3	43.3
(1) For the years ended December 31, 2025, 2024 and 2023, 0.7 million, 0.3 million and 0.4 million outstanding share-based compensation awards, respectively, were excluded from the computation of diluted earnings per share under the treasury stock method, as the effect of including these awards would be anti-dilutive.
(2) Under the “if-converted” method, approximately 1.6 million shares of the Company’s common stock associated with the assumed conversion of the Convertible Notes were excluded from 2023 diluted shares prior to repurchase and cancellation, as the effect of including such shares would have been anti-dilutive. During August 2023, the Company repurchased all of the Company’s outstanding Convertible Notes. For further information regarding the Convertible Notes and their repurchase and cancellation, see Note 16, Financing and Other Debt.
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
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss (“AOCL”) consists of unrealized gains and losses on available-for-sale debt securities and foreign currency translation adjustments pertaining to the net investment in foreign operations. As of December 31, 2025 and 2024, the components of AOCL were as follows:

(in millions)	2025	2024
Unrealized gains (losses) on available-for sale debt securities	$2.3	$(112.3)
Foreign currency translation adjustments	(130.4)	(200.0)
Total accumulated other comprehensive loss	$(128.1)	$(312.3)
The above amounts are shown net of applicable deferred taxes, which were immaterial for both periods presented. As of December 31, 2024, the Company had a full valuation allowance recorded against its deferred tax assets from unrealized losses on available-for-sale debt securities included within AOCL. Further, unrealized losses on foreign currency translation adjustments within AOCL are substantially considered indefinitely reinvested outside the United States. Accordingly, there were no material deferred taxes recorded on unrealized gains and losses on available-for-sale debt securities and foreign currency translation adjustments during the years ended December 31, 2025, 2024 and 2023.

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

Standard	Description	Date/Method of Adoption	Effect on financial statements or other significant matters
Adopted During the Year Ended December 31, 2025
ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures	Updates income tax disclosures related to the rate reconciliation and requires disclosure of income taxes paid by jurisdiction.	Effective for annual periods beginning after December 31, 2024 with early adoption permitted.
The Company adopted this ASU effective December 31, 2025 and its provisions were applied on a prospective basis.
The disclosures required by this ASU are reflected within Note 14, Income Taxes. The adoption of this ASU had no impact on the Company's consolidated financial position, results of operations or cash flows.

Not Yet Adopted as of December 31, 2025
ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets	Provides a practical expedient for estimating expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under Topic 606. The expedient allows an entity to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset.	The amendments are effective for annual periods beginning after December 15, 2025, and interim periods within those annual periods. Early adoption is permitted. Entities that elect the practical expedient are required to apply the amendments prospectively.	The Company is currently evaluating the effect that the adoption of this ASU would have on its consolidated financial statements and related disclosures.
ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses	Requires disclosure in the notes to the financial statements of specified information about certain costs and expenses (including the amounts of employee compensation, depreciation and intangible asset amortization) included within each income statement expense caption.	The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU, or (2) retrospectively to all prior periods presented in the financial statements.	The Company is currently evaluating the impact that the adoption of this ASU will have on its consolidated financial statements and disclosures.

Table of Contents	PART II
WEX INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Standard	Description	Date/Method of Adoption	Effect on financial statements or other significant matters
ASU 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software	Modernizes the accounting for internal-use software. The update eliminates the prescriptive software development stages (e.g., preliminary project stage, application development stage) and instead requires capitalization to begin when management authorizes and commits to funding the project and it is probable the project will be completed and used to perform the function intended.	The standard is effective for annual reporting periods beginning after December 15, 2027, and interim periods within those annual periods. Early adoption is permitted as of the beginning of an annual reporting period. The amendments may be applied using a prospective, modified, or retrospective transition approach.	The Company is currently assessing the impact that this new guidance will have on its consolidated financial statements and related disclosures.
ASU 2025-08, Financial Instruments—Credit Losses (Topic 326): Purchased Loans	The amendments in this update expand the use of the “gross-up” approach to certain acquired loans beyond purchased financial assets with credit deterioration. Under this approach, an allowance for expected credit losses is recognized at acquisition, offsetting the loan’s amortized cost basis, thereby eliminating the day-one credit loss expense previously required.	The standard is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted. The amendments should be applied on a prospective basis to loans acquired on or after the initial application date.	The Company is evaluating the provisions of this ASU and does not expect adoption to have a material impact on its consolidated financial statements.

3.	Revenue
In accordance with Topic 606, revenue is recognized when, or as, performance obligations are satisfied as defined by the terms of the contract, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for goods or services provided.
The following tables disaggregate our consolidated revenues, substantially all of which relate to services transferred to the customer over time:

	Year Ended December 31, 2025
(in millions)	Mobility	Corporate Payments	Benefits	Total
Topic 606 revenues
Payment processing revenue	$642.7	$395.9	$104.2	$1,142.8
Account servicing revenue	43.1	63.0	453.9	560.1
Other revenue	99.3	0.2	43.0	142.5
Topic 606 revenues	785.2	459.2	601.0	1,845.4
Non-Topic 606 revenues	600.8	18.2	196.4	815.4
Total revenues	$1,386.0	$477.4	$797.4	$2,660.8

Table of Contents	PART II
WEX INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended December 31, 2024
(in millions)	Mobility	Corporate Payments	Benefits	Total
Topic 606 revenues
Payment processing revenue	$694.5	$409.7	$96.2	$1,200.5
Account servicing revenue	39.0	50.2	445.2	534.3
Other revenue	101.0	—	31.5	132.5
Topic 606 revenues	834.5	459.9	572.9	1,867.3
Non-Topic 606 revenues	566.4	27.9	166.7	761.0
Total revenues	$1,400.8	$487.8	$739.5	$2,628.1

	Year Ended December 31, 2023
(in millions)	Mobility	Corporate Payments	Benefits	Total
Topic 606 revenues
Payment processing revenue	$695.0	$428.0	$90.7	$1,213.7
Account servicing revenue	22.2	42.1	435.7	500.0
Other revenue	92.1	—	32.6	124.7
Topic 606 revenues	809.3	470.1	559.0	1,838.4
Non-Topic 606 revenues	573.4	26.8	109.4	709.6
Total revenues	$1,382.7	$496.9	$668.4	$2,548.0
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
The Company additionally enters into contracts with certain large customers or strategic cardholders that provide for fee rebates tied to performance milestones. When such fee rebates constitute consideration payable to a customer or other party that purchases services from the customer, they are considered variable consideration and are recorded as a reduction in payment processing revenue in the same period that related interchange income is recognized. For the years ended December 31, 2025, 2024, and 2023, variable consideration, including fee rebates determined to be variable consideration, totaled $1.8 billion, $2.0 billion and $2.1 billion, respectively. Fee rebates made to certain other partners in exchange for customer referrals are not considered variable consideration and are recorded as sales and marketing expenses.
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
In our Benefits segment, we recognize account servicing fees for the per-participant per-month fee charged per consumer on our SaaS healthcare technology platform and a program fee for custodial services performed on behalf of our HSA account holders. Customers, including health plans, third-party administrators, financial institutions and payroll companies, typically enter into three to five-year contracts, which contain significant termination penalties. This revenue is within the scope of Topic 606.
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

(in millions)
Contract balance	Location on the consolidated balance sheets	December 31, 2025	December 31, 2024
Receivables	Accounts receivable, net	$57.1	$60.4
Contract assets	Prepaid expenses and other current assets	17.6	9.9
Contract assets	Other assets	36.2	29.1
Contract liabilities	Accrued expenses and other current liabilities	26.7	28.6
Contract liabilities	Other liabilities	64.8	51.3
Impairment losses recognized on our contract assets were immaterial for the years ended December 31, 2025, 2024 and 2023. In the years ended December 31, 2025, 2024 and 2023, we recognized revenue of $27.5 million, $25.5 million and $7.8 million included in the opening contract liabilities balances, respectively.
Remaining Performance Obligations
The Company’s unsatisfied, or partially unsatisfied performance obligations as of December 31, 2025 represent the remaining minimum monthly fees on a portion of contracts across the lines of business, deferred revenue associated with stand ready payment processing obligations and contractually obligated professional services yet to be provided by the Company. The total remaining performance obligations below are not indicative of the Company’s future revenue, as they relate to an insignificant portion of the Company’s operations.
The following table includes revenue expected to be recognized related to remaining performance obligations at the end of the reporting period.

(in millions)	2026	2027	2028	2029	2030	Thereafter	Total
Minimum monthly fees(1)	$70.8	$29.7	$14.7	$4.2	$1.7	$—	$121.1
Other(2)	31.9	27.0	28.0	28.5	8.6	7.2	131.2
Total remaining performance obligations	$102.7	$56.7	$42.7	$32.7	$10.3	$7.2	$252.2
(1)The transaction price allocated to the remaining performance obligations represents the minimum monthly fees on certain service contracts, including substantive termination penalties that require the counterparty to pay the Company for the aggregate remaining minimum monthly fees upon an early termination for convenience. These obligations will be recognized within account servicing revenue.
(2)Represents deferred revenue and contractual minimums associated with payment processing service obligations. Consideration associated with certain relationships is variable and the measurement and estimation of contract consideration is contingent upon payment processing volumes and maintaining volume shares, among others.

Table of Contents	PART II
WEX INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.	Acquisitions
Business Combinations
The Company incurred and expensed an immaterial amount of costs directly related to completed business combinations during 2025 and 2024. The Company incurred $4.6 million of costs directly related to completed business combinations during the year ended December 31, 2023. Costs incurred and expensed related to business combinations in-process were immaterial for the years ended December 31, 2025, 2024, and 2023. Acquisition-related costs for all years presented are included within general and administrative expenses.
2023 Payzer Acquisition
On November 1, 2023, the Company acquired Payzer Holdings, Inc. ("Payzer"), a cloud-based, field service management software provider. The acquisition expanded the Company’s product suite into an adjacent market by providing a new, scalable SaaS solution for its Mobility segment customers that operate field service management companies. Total initial consideration for the acquisition approximated $250.0 million ($5.5 million of which was initially deferred), with additional contingent consideration of up to $11.0 million based on certain performance metrics, subject to certain working capital and other adjustments. During 2024, the Company fully settled the contingent consideration obligation for a total of $5.6 million and the purchase accounting for the acquisition became final. From the acquisition date through December 31, 2023, the Payzer Acquisition contributed $4.3 million to the Mobility segment's total revenues and $2.5 million of losses before taxes. No pro forma information has been included in these financial statements as the operations of Payzer for the period it was not part of the Company is not material to the Company’s revenues, net income or earnings per share.
2023 Ascensus Acquisition
On September 1, 2023, WEX Health completed the acquisition from Ascensus, LLC (the “Ascensus Acquisition”) of certain entities (the “Ascensus Acquired Entities”), which comprised the health and benefits business of Ascensus and are technology-enabled providers of employee health benefit accounts including HSAs, FSAs, and other benefit accounts. This acquisition expanded WEX's footprint in the Benefits segment, while also enhancing and expanding Affordable Care Act compliance and verification capabilities. Total consideration for the acquisition approximated $185.5 million. From the acquisition date through December 31, 2023, the Ascensus Acquired Entities contributed $14.0 million to the Benefits segment's total revenues and $3.5 million of losses before taxes. No pro forma information has been included in these financial statements as the operations of the Ascensus Acquired Entities for the period it was not part of the Company is not material to the Company’s revenues, net income or earnings per share.
Asset Acquisitions
2025 Factoring Receivables Acquisition
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
2025 Asset Purchase Agreement
During July 2025, the Company became the co-branded card issuer for the BP Products North America, Inc. (“bp”) Co-branded Commercial Fleet Card program for an initial term of 7 years, conditional in part on completing a purchase and sale agreement with a third party to acquire their existing bp program portfolio. During October 2025, the Company entered into a definitive asset purchase agreement to acquire the rights to the existing card program portfolio (“the Purchased Assets”) and existing trade accounts receivable from the third party.

Table of Contents	PART II
WEX INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
During the fourth quarter of 2025, the Company advanced consideration of $58.6 million, equal to the Purchased Assets’ deemed fair market value. The consideration for the Purchased Assets may be adjusted to subtract for any assumed portfolio liabilities, as defined in the asset purchase agreement, as of the closing date, which is expected to occur during the first quarter of 2026. Such consideration paid has been recorded as a short-term deposit within prepaid expenses and other current assets on the consolidated balance sheet as of December 31, 2025. The cost of the purchased accounts receivable will be payable at the closing date and recorded at fair value, determined based on balances outstanding as of that date.
We expect to account for the Purchased Assets under the asset acquisition method of accounting. When the customer portfolio is converted onto the Company’s payment processing platform, the short-term deposit will be reclassified to a customer relationship intangible asset. The $58.6 million payment has been included within cash flows from investing activities on the consolidated statement of cash flows for the year ended December 31, 2025.

5.	Repurchases of Common Stock
Under share repurchase programs, which may be authorized by our board of directors from time to time, the Company may repurchase up to specified dollar values of shares of its common stock through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, tender offers or accelerated share repurchase transactions or by any combination of such methods approved by our board of directors.
ASR
During the third quarter of 2024, we entered into an ASR agreement with JPMorgan Chase Bank, National Association (“JPMorgan”) to repurchase an aggregate of $300.0 million of the Company’s outstanding common stock (the “2024 ASR”). Under the 2024 ASR, the Company made a payment of $300.0 million to JPMorgan for which we received an initial delivery of approximately 1.3 million shares of our common stock, representing approximately 80 percent of the total shares of WEX common stock then expected to be repurchased under the ASR agreement. During the fourth quarter of 2024, the ASR was settled resulting in the delivery of approximately 0.2 million of additional shares of WEX common stock.
Modified “Dutch auction” Tender Offer
On February 26, 2025, the Company commenced a modified “Dutch auction” tender offer to repurchase up to $750.0 million worth of its common stock (the “Tender Offer”). On March 31, 2025, the Company completed the Tender Offer and accepted for purchase a total of approximately 4.9 million shares of its common stock at a purchase price of $154 per share. The Company paid $750.0 million in cash to complete the Tender Offer, excluding related costs and fees. The Company incurred approximately $4.2 million of costs and fees related to the Tender Offer, which are recorded along with the cost of the shares repurchased as treasury stock on the accompanying consolidated financial statements.
Summary of Share Repurchases
Pursuant to our previously approved and announced repurchase program, the Company repurchased the following approximate shares of common stock, inclusive of the share repurchases under the 2024 ASR and the Tender Offer, which have been recorded as treasury stock:

(in millions)	Shares	Total Cost(1)
During the year ended December 31, 2025	5.1	$801.6
During the year ended December 31, 2024	3.3	$655.1
During the year ended December 31, 2023	1.7	$297.6
(1) Includes the applicable one percent excise tax imposed by the Inflation Reduction Act of 2022 on the net value of certain stock repurchases. Such excise taxes are included within cash flows from financing activities when paid.

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

	Year Ended December 31, 2025
(in millions)	Mobility	Corporate Payments	Benefits	Total
Balance, beginning of year	$56.6	$13.2	$7.7	$77.6
Provision for credit losses(1)	63.4	15.5	(0.5)	78.4
Other(2)	20.8	—	0.1	20.9
Charge-offs	(94.5)	(5.5)	(5.6)	(105.6)
Recoveries of amounts previously charged-off	11.1	—	0.3	11.4
Currency translation	0.7	0.9	—	1.6
Balance, end of year	$58.1	$24.2	$2.0	$84.3

	Year Ended December 31, 2024
(in millions)	Mobility	Corporate Payments	Benefits	Total
Balance, beginning of year	$72.8	$9.2	$8.1	$90.1
Provision for credit losses(1)	61.0	7.7	(0.5)	68.2
Other(2)	20.5	—	—	20.5
Charge-offs	(109.3)	(3.4)	(0.2)	(112.9)
Recoveries of amounts previously charged-off	12.1	—	0.3	12.4
Currency translation	(0.5)	(0.3)	—	(0.8)
Balance, end of year	$56.6	$13.2	$7.7	$77.6

	Year Ended December 31, 2023
(in millions)	Mobility	Corporate Payments	Benefits	Total
Balance, beginning of year	$94.6	$14.4	$0.8	$109.9
Provision for credit losses(1)	87.1	(4.7)	7.4	89.8
Other(2)	27.6	—	—	27.6
Charge-offs	(155.0)	(2.6)	(0.1)	(157.7)
Recoveries of amounts previously charged-off	18.3	1.9	—	20.2
Currency translation	0.2	0.2	—	0.4
Balance, end of year	$72.8	$9.2	$8.1	$90.1
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
WEX INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table presents the outstanding balance of trade accounts receivable that are less than 30 and 60 days past due, shown in each case as a percentage of total trade accounts receivable:

	December 31,
Delinquency Status	2025	2024
Less than 30 days past due	98%	98%
Less than 60 days past due	99%	99%
Concentration of Credit Risk
The receivables portfolio primarily consists of a large group of homogeneous balances across a wide range of industries, which are collectively evaluated for impairment. No individual customer had a receivable balance representing 10 percent or more of the outstanding receivables balance at December 31, 2025 or 2024.

7.	Investment Securities
The Company’s investment securities as of December 31, 2025 and 2024 are presented below:

(in millions)	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses	Fair Value(1)
Balances as of December 31, 2025:
Current:
Available-for-sale debt securities(2):
U.S. treasury notes	$412.4	$1.0	$15.9	$397.5
Corporate and sovereign debt securities	1,322.8	29.7	2.9	1,349.6
Municipal bonds	68.7	0.8	2.9	66.6
Asset-backed securities	865.3	5.6	2.7	868.2
Mortgage-backed securities	1,659.6	17.1	25.7	1,651.0
Total current investment securities	$4,328.8	$54.3	$50.2	$4,332.9

Non-current:
Available-for-sale debt securities(3)	$54.8	$0.2	$1.3	$53.7
Equity securities(4):
Mutual fund				27.6
Pooled investment fund				12.9
Total non-current investment securities				$94.2

Table of Contents	PART II
WEX INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions)	Amortized Cost	Total Unrealized Gains	Total Unrealized Losses	Fair Value(1)

Balances as of December 31, 2024:
Current:
Available-for-sale debt securities:
U.S. treasury notes	$383.7	$—	$30.3	$353.5
Corporate and sovereign debt securities	1,376.3	7.2	29.5	1,354.0
Municipal bonds	71.0	0.2	5.6	65.6
Asset-backed securities	759.6	5.7	2.0	763.2
Mortgage-backed securities	1,284.5	2.4	58.6	1,228.3
Total current investment securities	$3,875.1	$15.5	$126.0	$3,764.7

Non-current:
Available-for-sale debt securities(3)	$43.5	$—	$1.8	$41.7
Equity securities(4):
Mutual fund				26.0
Pooled investment fund				12.9
Total non-current investment securities				$80.5
(1)The Company’s methods for measuring the fair value of its investment securities are discussed in Note 18, Fair Value.
(2)As of December 31, 2025, the Company has pledged debt securities with a fair value of $86.8 million as collateral against recurring settlement obligations owed in conjunction with its transactions processed through licensed card networks and $1.6 billion as collateral for FHLB advances, as further discussed in Note 16, Financing and Other Debt.
(3)The fair value of available-for-sale debt securities at December 31, 2025 was comprised of municipal bonds of $45.3 million and mortgage-backed securities of $8.4 million. The fair value of available-for-sale debt securities at December 31, 2024 was comprised of municipal bonds of $31.9 million and mortgage-backed securities of $9.8 million.
(4)Excludes $18.4 million and $16.4 million in equity securities as of December 31, 2025 and 2024, respectively, included in prepaid expenses and other current assets and other assets on the consolidated balance sheets. See Note 17, Employee Benefit Plans, for additional information.
The following tables present estimated fair value and gross unrealized losses of available-for-sale debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by security category and length of time such securities have been in a continuous unrealized loss position. There were no expected credit losses that have been recorded against our investment securities as of December 31, 2025 and 2024.

	As of December 31, 2025
	Less Than One Year		One Year or Longer		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment-grade rated debt securities:
U.S. treasury notes	$7.4	$0.1	$330.8	$15.8	$338.2	$15.9
Corporate and sovereign debt securities	147.5	0.7	47.3	2.3	194.8	3.0
Municipal bonds	50.5	0.7	34.6	3.3	85.1	4.0
Asset-backed securities	134.5	2.1	22.5	0.6	157.0	2.7
Mortgage-backed securities	227.4	1.4	477.7	24.5	705.1	25.9
Total available-for-sale debt securities	$567.3	$5.0	$912.8	$46.5	$1,480.2	$51.5

Table of Contents	PART II
WEX INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	As of December 31, 2024
	Less than One Year		One Year or Longer		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment-grade rated debt securities:
U.S. treasury notes	$30.1	$0.8	$312.3	$29.5	$342.4	$30.3
Corporate and sovereign debt securities	558.1	11.2	357.4	18.3	915.5	29.5
Municipal bonds	48.7	1.6	29.6	5.6	78.3	7.2
Asset-backed securities	118.9	0.9	34.2	1.1	153.1	2.0
Mortgage-backed securities	711.3	25.7	315.0	33.1	1,026.3	58.8
Total available-for-sale debt securities	$1,467.1	$40.2	$1,048.5	$87.6	$2,515.6	$127.8
The above table includes 319 securities at December 31, 2025 where the current fair value is less than the related amortized cost. Unrealized losses on the Company’s debt securities included in the above tables are primarily driven by the elevated interest rate environment and are not considered to be credit-related based upon an analysis that considered the extent to which the fair value is less than the amortized basis of a security, adverse conditions specifically related to the security, changes to credit rating of the instrument subsequent to Company purchase, and the strength of the underlying collateral, if any. Additionally, the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases.
The following table summarizes the contractual maturity dates of the Company’s available-for-sale debt securities.

	December 31, 2025
(in millions)	Amortized Cost	Fair Value
Due within one year	$88.5	$87.4
Due after 1 year through year 5	679.8	674.4
Due after 5 years through year 10	1,122.5	1,139.5
Due after 10 years	2,492.8	2,485.4
Total	$4,383.6	$4,386.7
During the year ended December 31, 2025, proceeds from the sale of available-for-sale securities were $558.7 million. Gross realized gains and losses included in 2025 earnings as a result of these sales were $8.1 million and $6.8 million, respectively. During 2024 and 2023, proceeds from the sale of available-for-sale securities and gross realized gains and losses thereon were immaterial.
EQUITY SECURITIES
During the years ended December 31, 2025, 2024, and 2023, unrealized gains and losses recognized on equity securities still held as of December 31, 2025, 2024, and 2023 were immaterial.

Table of Contents	PART II
WEX INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.	Property, Equipment and Capitalized Software
Property, equipment and capitalized software, net consist of the following:

	December 31,
(in millions)	2025	2024
Furniture, fixtures and equipment	$47.1	$51.1
Computer software, including internal-use software	901.0	823.5
Leasehold improvements	18.6	18.6
Total	966.7	893.2
Less: accumulated depreciation	(713.0)	(632.0)
Total property, equipment and capitalized software	$253.7	$261.2
Depreciation expense was $139.2 million, $119.5 million and $92.2 million in 2025, 2024 and 2023, respectively.
Due primarily to slower-than-anticipated demand for EVs, during the year ended December 31, 2025, the Company recognized $9.9 million in non-cash impairment charges related to the write-off of certain EV-related technology assets. This impairment charge is included within processing costs in cost of services on the consolidated statement of operations.

9.	Goodwill and Other Intangible Assets
Goodwill
The changes in the carrying amount of goodwill for the year ended December 31, 2025 were as follows:

(in millions)	Mobility	Corporate Payments	Benefits	Total
Balance as of January 1, 2025
Gross goodwill	$1,545.2	$775.4	$863.4	$3,184.0
Accumulated impairment losses	(190.7)	(9.9)	—	(200.6)
Net goodwill	$1,354.5	$765.5	$863.4	$2,983.4

Measurement period adjustments	—	—	—	—
Foreign currency translation	6.8	25.1	—	31.9

Balance at December 31, 2025
Gross goodwill	$1,552.0	$800.5	$863.4	$3,215.9
Accumulated impairment losses	(190.7)	(9.9)	—	(200.6)
Net goodwill	$1,361.3	$790.6	$863.4	$3,015.3

Table of Contents	PART II
WEX INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The changes in the carrying amount of goodwill for the year ended December 31, 2024 were as follows:

(In millions)	Mobility	Corporate Payments	Benefits	Total
Balance as of January 1, 2024
Gross goodwill	$1,556.6	$797.2	$862.5	$3,216.3
Accumulated impairment losses	(190.7)	(9.9)	—	(200.6)
Net goodwill	$1,365.9	$787.3	$862.5	$3,015.7

Goodwill acquired during the year	(3.0)	—	0.9	(2.1)
Foreign currency translation	(8.4)	(21.8)	—	(30.2)

Balance at December 31, 2024
Gross goodwill	$1,545.2	$775.4	$863.4	$3,184.0
Accumulated impairment losses	(190.7)	(9.9)	—	(200.6)
Net goodwill	$1,354.5	$765.5	$863.4	$2,983.4
Other Intangible Assets
Other intangible assets consist of the following:

	December 31, 2025			December 31, 2024
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets
Acquired software and developed technology	$310.2	$(268.5)	$41.7	$317.8	$(254.6)	$63.3
Customer relationships	1,985.2	(1,195.3)	789.9	1,971.4	(1,083.0)	888.4
Contractual rights(1)	286.6	(124.0)	162.7	286.6	(86.9)	199.7
Merchant networks and other partner relationships	163.9	(86.0)	77.9	160.9	(73.7)	87.3
Trade names and brand names	62.8	(48.8)	14.0	62.4	(45.5)	16.9
Other intangible assets	9.5	(7.5)	2.0	12.0	(7.5)	4.5
Total	$2,818.2	$(1,730.0)	$1,088.2	$2,811.1	$(1,551.1)	$1,260.0
(1)Contractual rights represent intangible rights to serve as custodian or sub-custodian to certain HSAs.
During the years ended December 31, 2025, 2024 and 2023, amortization expense was $191.9 million, $201.8 million and $184.0 million, respectively. The following table presents the estimated amortization expense related to the definite-lived intangible assets listed above for each of the next five fiscal years:

(in millions)
2026	$177.2
2027	$162.5
2028	$150.0
2029	$106.4
2030	$93.1

Table of Contents	PART II
WEX INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.	Accounts Payable
Accounts payable consists of:

	December 31,
(in millions)	2025	2024
Merchant payables	$925.3	$952.7
Other payables	145.2	138.2
Accounts payable	$1,070.4	$1,090.9

11.	Deposits
WEX Bank’s regulatory status enables it to raise capital to fund the Company’s working capital requirements by issuing deposits, subject to FDIC rules governing minimum financial ratios. See Note 24, Supplementary Regulatory Capital Disclosure, for further information concerning these FDIC requirements.
WEX accepts its deposits through certain customers as required collateral for credit that has been extended (“customer deposits”) and WEX Bank further accepts deposits through contractual arrangements for brokered and non-brokered certificate of deposit and money market deposit products. Additionally, WEX Bank holds HSA deposits for the benefit of WEX Inc.’s HSA customers subject to the terms of a deposit agreement.
Customer deposits are generally non-interest bearing, certificates of deposit are issued at fixed rates, money market deposits may be issued at both fixed and variable interest rates based on the Federal Funds rate and HSA deposits are issued at rates as defined within the consumer account agreements.
The following table presents the composition of deposits, which are classified as short-term or long-term based on their contractual maturities:

	December 31,
(in millions)	2025	2024
Interest-bearing money market deposits(1)	$727.5	$530.2
Customer deposits	245.6	173.2
Contractual deposits with maturities within 1 year(1),(2)	250.0	129.2
HSA deposits(3)	4,200.0	3,620.0
Short-term deposits	$5,423.1	$4,452.7

Weighted average cost of HSA deposits outstanding	0.11%	0.11%
Weighted average cost of funds on contractual deposits outstanding	4.00%	1.50%
Weighted average cost of interest-bearing money market deposits outstanding	3.79%	4.57%
(1)As of December 31, 2025 and 2024, all certificates of deposit and money market deposits were in denominations of $250 thousand or less, corresponding to FDIC deposit insurance limits.
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
The following table presents information on interest rate swap gains and losses incurred and recognized within financing interest expense, net of financial instruments on the consolidated statements of operations:

Year ended December 31,
(in millions)	2023
Unrealized loss on interest rate swaps	$80.8
Realized gain on interest rate swaps	(94.0)
Financing interest expense	217.8
Financing interest expense, net of financial instruments	$204.6
Contingent Consideration Derivative Liability
At December 31, 2025 and 2024, the Company had a contingent consideration derivative liability associated with its asset acquisition from Bell Bank. See Note 18, Fair Value, for more information regarding the valuation of the Company’s derivatives and Note 19, Commitments and Contingencies, for further discussion of this liability.

13.	Off-Balance Sheet Arrangements
WEX Europe Services and WEX Bank Accounts Receivable Factoring
WEX Europe Services and WEX Bank are each party to separate accounts receivable factoring arrangements with third-party financial institutions to sell certain of their accounts receivable balances. Each subsidiary continues to service these receivables post-transfer with no participating interest. Upon transfer, proceeds received are recorded net of applicable costs or negotiated discount rates and are recorded in operating activities in the consolidated statements of cash flows. Cost of factoring, which was $8.5 million, $10.6 million and $10.5 million for the years ended December 31, 2025, 2024 and 2023, respectively, is recorded within cost of services in the consolidated statements of operations.
The WEX Europe Services agreement automatically renews each January 1 unless either party gives not less than 90 days written notice of their intention to withdraw. Under this agreement, accounts receivable are sold without recourse to the extent that the customer balances are maintained at or below the credit limit established by the buyer. The Company maintains the risk of default on any customer receivable balances in excess of the buyer’s credit limit, which were immaterial as of December 31, 2025 and 2024. The Company sold $485.0 million, $512.8 million, and $565.3 million of accounts receivable under this arrangement during the years ended December 31, 2025, 2024, and 2023, respectively.
The WEX Bank agreement has no set expiration date, however, either party can terminate the agreement with 30 days’ notice. Under this arrangement, the Company sold $13.1 billion, $14.5 billion, and $12.9 billion of trade accounts receivable during the years ended December 31, 2025, 2024, and 2023, respectively.

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
Non-Bank Custodial HSA Cash Assets
As a non-bank custodian, WEX Inc. contracts with depository partners to hold custodial cash assets on behalf of individual account holders. As of December 31, 2025, WEX Inc. was custodian to approximately $4.9 billion in HSA cash assets. Of these custodial balances, approximately $0.7 billion of HSA cash assets were deposited with and managed by certain third-party depository partners and not recorded on our consolidated balance sheets as of December 31, 2025. Such third-party depository partners are regularly monitored by management for stability. The remaining balance of $4.2 billion in HSA cash assets were deposited with and managed by WEX Bank and are therefore reflected on our consolidated balance sheets as of December 31, 2025. See Note 11, Deposits, for further information about HSA deposits recorded on our consolidated balance sheets.

14.	Income Taxes
Income before income taxes consisted of the following for the years ended December 31:

(in millions)	2025	2024	2023
United States	$332.8	$290.6	$225.8
Foreign	87.4	127.2	143.0
Total	$420.2	$417.8	$368.8

Table of Contents	PART II
WEX INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Income taxes from continuing operations consisted of the following for the years ended December 31:

(in millions)	United States	State and Local	Foreign	Total
2025
Current	$30.4	$18.1	$24.0	$72.5
Deferred	$35.0	$6.5	$2.1	$43.6
Income taxes				$116.1
2024
Current	$48.2	$16.5	$32.4	$97.1
Deferred	$14.1	$2.0	$(5.0)	$11.1
Income taxes				$108.2
2023
Current	$77.0	$13.3	$33.2	$123.5
Deferred	$(16.7)	$—	$(4.6)	$(21.3)
Income taxes				$102.2

Income taxes paid (net of refunds) consisted of the following for the year ended December 31, 2025:

(in millions)
Federal	$10.6
State and local	9.0
Foreign:
Australia	2.3
United Kingdom	18.0
Other	4.6
Total foreign	24.9
Income taxes paid (net of refunds)	$44.5

Income taxes paid (net of refunds) during the years ended December 31, 2024 and 2023 were $131.9 million and $130.3 million, respectively.
Undistributed earnings of certain foreign subsidiaries of the Company amounted to $351.0 million and $313.6 million at December 31, 2025 and 2024, respectively. During the third quarter of 2025, the Company reevaluated its historic indefinite reinvestment assertion and determined that any historical undistributed earnings as well as the future earnings for WEX Brazil are no longer considered to be indefinitely reinvested. The Company continues to maintain its indefinite reinvestment assertion for its investments in all other foreign subsidiaries, except for any historical undistributed earnings and future earnings for WEX Australia and WEX Brazil. Upon distribution of these earnings, the Company would be subject to withholding taxes payable to foreign countries, where applicable, but would generally have no further federal income tax liability. It is not practicable to estimate the unrecognized deferred tax liability associated with these undistributed earnings; however, it is not expected to be material.

Table of Contents	PART II
WEX INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The reconciliation between the income tax computed by applying the U.S. federal statutory rate and the reported effective tax rate on income from continuing operations is as follows for the years ended December 31:

	2025
(in millions)	Amount	Percent
U.S. Federal statutory tax rate	$88.2	21.0%
State and local income taxes, net of federal income tax effect (a)	19.4	4.6
Foreign tax effects	8.2	1.9
Effect of changes in tax laws or rates enacted in the current period	—	—
Effect of cross-border tax laws	(1.1)	(0.3)
Tax credits	2.0	0.5
Changes in valuation allowances	(4.0)	(1.0)
Nontaxable or nondeductible items	7.9	1.9
Changes in unrecognized tax benefits	(5.3)	(1.2)
Other adjustments	0.8	0.2
Effective tax rate	$116.1	27.6%
(a) State taxes in California, North Dakota, Illinois, Utah and New Jersey made up the majority (greater than 50 percent) of the tax effect in this category.

	2024	2023
U.S. Federal statutory rate	21.0%	21.0%
State income taxes, net of federal income tax effect	2.9	2.8
Foreign income tax rate differential	1.5	2.3
Revaluation of deferred tax assets for foreign and state tax rate changes, net	0.5	0.4
Tax credits	(0.3)	(0.3)
Tax reserves	0.9	1.0
Change in valuation allowance	(2.0)	(4.7)
Nondeductible expenses	1.7	4.1
Incremental tax benefit from share-based compensation awards	(0.6)	2.0
GILTI	0.1	0.5
Other	0.2	(1.4)
Effective tax rate	25.9%	27.7%
The Company’s effective tax rate for the year ended December 31, 2025 was favorably impacted by the reduction in unrecognized tax benefits of $5.3 million due to a lapse in statute of limitations.
The Company’s effective tax rate for the year ended December 31, 2024 was favorably impacted by the reduction of valuation allowance of $8.6 million, which was partially offset by a discrete tax item of $3.7 million primarily associated with an unrecognized tax benefit related to state income taxes.
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
WEX INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The tax effects of temporary differences in the recognition of income and expense for tax and financial reporting purposes that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	December 31,
(in millions)	2025	2024
Deferred tax assets related to:
Reserve for credit losses	$18.5	$17.2
Tax credit carryforwards	8.4	16.2
Stock-based compensation, net	31.3	32.8
Net operating loss carry forwards	32.8	36.6
Capital loss carry forwards	22.7	21.3
Accruals	44.4	41.2
Operating lease liabilities	14.5	16.2
Contractual obligations	17.3	31.8
Property, equipment and capitalized software	—	4.8
Unrealized losses on debt securities	—	27.8
Other	5.4	5.1
Total	$195.3	$250.9
Deferred tax liabilities related to:
Property, equipment and capitalized software	(14.7)	—
Intangibles	(266.0)	(265.0)
Operating lease assets	(12.0)	(12.7)
Other	(3.0)	(4.3)
Total	$(295.7)	$(282.0)
Valuation allowance	(70.0)	(96.3)
Deferred income taxes, net	$(170.4)	$(127.4)
Net deferred tax (liabilities) assets by jurisdiction are as follows:

	December 31,
(in millions)	2025	2024
United States	$(184.5)	$(142.1)
Australia	8.6	8.9
Europe	2.6	2.8
Singapore	1.7	2.3
Other	1.2	0.7
Deferred income taxes, net	$(170.4)	$(127.4)
The Company had approximately $529.3 million and $496.8 million of post apportionment state net operating loss carryforwards as of December 31, 2025 and 2024, respectively. The Company’s foreign net operating loss carryforwards were approximately $26.1 million and $33.5 million at December 31, 2025 and 2024, respectively. The Company had $0.3 million and $15.9 million federal net operating loss carryforwards at December 31, 2025 and 2024, respectively. The Company had $6.9 million and $14.7 million United States foreign tax credit carryforwards at December 31, 2025 and 2024, respectively. The U.S. state losses expire at various times through 2045. United States federal losses and foreign losses in Australia and the United Kingdom have indefinite carryforward periods. Most of the United States foreign tax credit carryforwards will expire in 2026.

Table of Contents	PART II
WEX INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
At December 31, 2025, the Company’s valuation allowance primarily pertains to i) foreign capital losses arising from a portion of the legal settlement of proceedings and appeals related to the acquisition of eNett and Optal, and ii) net deferred tax assets for certain states. In each case, the Company has determined it is not more likely than not that the benefits will be utilized. During 2025, 2024, and 2023 the Company recorded net tax benefits of $1.0 million, $8.6 million, and $17.1 million, respectively, resulting from changes to the valuation allowance. During 2025, the Company recorded a $28.1 million reversal of the valuation allowance on debt securities through accumulated other comprehensive income, driven by the recovery of previously unrealized losses. In 2025, a $4.4 million deferred tax asset related to the 2015 U.S. foreign tax credits carryforward expired. As a result, both the deferred tax asset and its fully offsetting valuation allowance were derecognized. The following table provides a summary of the Company’s valuation allowance:

(in millions)	Balance at Beginning of Year	Charges to Expense	Releases	(Charges to)/ Releases from Accumulated Other Comprehensive Loss	Foreign Currency Translation	Balance at End of Year
Year Ended December 31, 2025	$(96.3)	$(4.0)	$5.0	$28.1	$(2.8)	$(70.0)
Year Ended December 31, 2024	$(100.7)	$(4.2)	$12.8	$(8.0)	$3.9	$(96.3)
The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The total amounts of interest and penalties recognized in the consolidated statements of operations were not material for the years ended December 31, 2025, 2024, and 2023. As of December 31, 2025 and 2024 the amount accrued for interest and penalties related to unrecognized tax benefits totaled $1.2 million and $2.7 million, respectively.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits excluding interest and penalties is as follows:

	Year ended December 31,
(in millions)	2025	2024	2023
Beginning balance	$12.6	$10.1	$7.5
Increases related to prior year tax positions	—	2.5	3.7
Increases related to current year tax positions	—	—	1.5
Decreases related to prior year tax positions	(4.9)	—	(2.6)
Lapse of statute	(3.8)	—	—
Ending balance	$3.9	$12.6	$10.1
At December 31, 2025, the Company had $3.9 million of unrecognized tax benefits, which would decrease our effective tax rate if fully recognized.
The Company’s primary tax jurisdictions are the United States, Australia and the United Kingdom. The Company or one of its subsidiaries files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions, where required. The Company is generally no longer subject to income tax examination after the three-year Internal Revenue Service statute of limitations. At December 31, 2025, U.S. state tax returns were no longer subject to tax examination for years prior to 2021. The tax years remaining open for income tax audits in the United Kingdom are 2022 through 2024, while the tax years open for audit in Australia are 2021 through 2024.
On December 12, 2022, the European Union (EU) Member States formally adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15 percent, as established by the Organization for Economic Co-operation and Development (“OECD”) Pillar Two Framework that was supported by over 130 countries worldwide. The EU effective dates were January 1, 2024, and January 1, 2025, for different aspects of the directive. The impact of the Pillar Two Framework on the Company’s income tax provision for the years ended December 31, 2025 and 2024 was not material. The Company is continuing to evaluate the potential impact of the Pillar Two Framework on future periods, pending legislative adoption by additional individual countries.
On July 4, 2025, President Trump signed into law the OBBBA, which makes certain tax provisions from the 2017 Tax Cuts and Jobs Act (TCJA) permanent, introduces new tax provisions with varying effective dates, and rolls back certain incentives from the 2022 Inflation Reduction Act. One of the key features impacting the Company from the OBBBA includes domestic research cost expensing in tax years beginning after December 31, 2024. As a result, the Company’s

Table of Contents	PART II
WEX INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
cash paid for U.S. federal income taxes decreased during 2025 relative to prior years. However, a higher allocation of these costs to foreign source income has limited the Company's ability to utilize foreign tax credit carryforwards. As a result, a $1.0 million increase in the valuation allowance against U.S. foreign tax credit carryforwards was recorded during the year ended December 31, 2025. The Company is currently assessing the comprehensive impact of other OBBBA provisions; however, these are not anticipated to materially impact the effective tax rate or cash paid for income taxes.

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
The following table presents supplemental balance sheet information related to our operating leases:

(in millions)	Balance Sheet Location	December 31, 2025	December 31, 2024
Assets
Operating lease right-of-use assets	Other assets	$51.2	$54.6
Liabilities
Current operating lease liabilities	Accrued expenses and other current liabilities	9.5	10.1
Non-current operating lease liabilities	Other liabilities	54.0	60.4
Total lease liabilities		$63.5	$70.5
The following table presents the weighted average remaining lease term and discount rate:

Operating leases	December 31, 2025	December 31, 2024
Weighted average remaining term (in years)	7.7	8.3
Weighted average discount rate	4.7%	4.7%
Maturities of our operating lease liabilities are as follows:

(in millions)	December 31, 2025
2026	$12.0
2027	9.8
2028	9.3
2029	8.8
2030	8.0
Thereafter	27.5
Total lease payments	$75.4
Less: Imputed interest	(11.9)
Total lease obligations	$63.5
Less: Current portion of lease obligations	(9.5)
Long-term lease obligations	$54.0

Table of Contents	PART II
WEX INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
We recognized $11.3 million, $14.0 million, and $15.6 million of operating lease expense during 2025, 2024 and 2023, respectively, which is net of immaterial sublease income and includes expense associated with leases with a term of twelve months or less, variable lease costs, and immaterial right-of-use asset impairments. Operating lease expense is classified as general and administrative expenses on our consolidated statements of operations.
The following table presents supplemental cash flow and other information related to our leases:

(in millions)	December 31, 2025	December 31, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10.5	$11.8

Non-cash transactions:
Right-of-use assets obtained in exchange for lease liabilities	$2.3	$6.7

16.	Financing and Other Debt
The following tables summarize the Company’s total outstanding debt as of:

	December 31, 2025		December 31, 2024
(in millions)	Balance Outstanding	Interest Rate	Balance Outstanding	Interest Rate
Short term debt:
Securitized debt (VIEs)	$101.4	4.68%	$86.8	5.58%
Participation debt	65.2	5.94%	49.2	6.58%
FHLB advances	1,105.0	3.87%	1,105.0	4.63%
Current portion of long-term debt(6)	54.7	**	52.1	**
Total short term debt, net	$1,326.4		$1,293.2
** Provided for the total Credit Agreement borrowings below.

	Balance Outstanding at:
(in millions)	December 31, 2025	December 31, 2024
Long-term debt:
Credit Agreement:
Term A-1 Loans(1)	$821.3	$866.3
Term B-2 Loans due April 2028(2)	1,374.4	1,388.3
Term B-3 Loans due March 2032(2)	446.6	—
Borrowings on Revolving Credit Facility(1)	428.4	905.6
Total borrowings under the Credit Agreement(3)	3,070.7	3,160.2
Senior Notes due March 15, 2033	550.0	—
Total long-term debt(4)	3,620.7	3,160.2
Less total unamortized debt issuance costs/discounts	(33.9)	(25.9)
Less current portion of long-term debt(5)	(54.7)	(52.1)
Long-term debt, net	$3,532.0	$3,082.1
(1)The maturity date of each of the Term A-1 Loans and Revolving Credit Facility is the earlier of (i) May 10, 2029 and (ii) the date that is 91 days prior to the maturity of the Term B-2 Loans, as further described in the Credit Agreement. The Term A-1 Loans and Revolving Credit Facility bear interest at variable rates, at the Company’s option, plus an applicable margin determined based on the Company’s consolidated leverage ratio. Outstanding borrowings under the Revolving Credit Facility are classified as long-term given they can be rolled forward with interest rate resets through maturity.

Table of Contents	PART II
WEX INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(2)Bears interest at variable rates, at the Company’s option, plus an applicable margin, which is fixed at 0.75 percent for base rate borrowings and 1.75 percent with respect to Term SOFR borrowings.
(3)As of December 31, 2025 and 2024, amounts outstanding under the Credit Agreement bore a weighted average effective interest rate of 5.5 percent and 6.0 percent, respectively.
(4)See Note 18, Fair Value for information regarding the fair value of the Company’s debt.
(5)Current portion of long-term debt as of December 31, 2025 and 2024 is net of $8.7 million and $6.9 million, respectively, in unamortized debt issuance costs/discounts.

	December 31, 2025	December 31, 2024
Supplemental information under Credit Agreement:
Letters of credit(1)	$44.5	$39.2
Remaining borrowing capacity on Revolving Credit Facility(2)	$1,127.1	$655.2
(1)Primarily collateralizing Corporate Payments processing activity.
(2)Total commitments under the Revolving Credit Facility are $1.6 billion as of both December 31, 2025 and 2024. Borrowing capacity is contingent on maintaining compliance with the financial covenants as defined in the Company’s Credit Agreement. The Company pays a quarterly commitment fee at a rate per annum ranging from 0.25 percent to 0.45 percent of the daily unused portion of the Revolving Credit Facility determined based on the Company’s consolidated leverage ratio. The quarterly commitment fee in effect as of December 31, 2025 and 2024 was 0.30 percent and 0.25 percent, respectively.
Credit Agreement
As of December 31, 2024, under the Credit Agreement, the Company had senior secured tranche A term loans (the “Term A Loans”), senior secured tranche B term loans (the “Term B Loans”), and outstanding commitments under the Revolving Credit Facility.
On March 6, 2025, the Company and certain of its subsidiaries entered into the Seventh Amendment to the Credit Agreement (the “Seventh Amendment”), which, among other things, established an incremental tranche of senior secured tranche B term loans in an aggregate principal amount of $450.0 million (the “Incremental Term B-3 Loans”), which are scheduled to mature on March 6, 2032 and were issued with 0.5 percent OID. The proceeds from the Incremental Term B-3 Loans were primarily used to fund the Tender Offer and to repay a portion of the Company’s outstanding borrowings on the Revolving Credit Facility. See Note 5, Repurchases of Common Stock, for more information on the Tender Offer.
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
The debt discount and debt issuance costs associated with the Convertible Notes were amortized to interest expense using the effective interest rate method over the initial seven-year contractual life of the Convertible Notes. During 2023, through the date of repurchase, the Convertible Notes had an effective interest rate of 7.5 percent.
Interest on the Convertible Notes was calculated at a fixed rate of 6.5 percent per annum, payable semi-annually in arrears on January 15 and July 15 of each year. At the Company’s option, interest was either payable in cash, through accretion to the principal amount of the Convertible Notes, or a combination of cash and accretion. From inception and through the Repurchase Date, all interest payments due on the Convertible Notes were paid in cash. The following table sets forth total interest expense recognized for the Convertible Notes during the year ended December 31, 2023:

(in millions)
Interest on 6.5% coupon	$12.4
Amortization of debt discount and debt issuance costs	1.5
$13.9
Securitization Debt (VIEs)
Under securitized debt agreements, each month on a revolving basis, the Company sells certain of its Australian and European receivables to bankruptcy-remote entities that are VIEs consolidated by the Company, which in turn use the receivables as collateral to issue securitized debt. Amounts collected on the securitized receivables, including approximately $7.1 million of cash and cash equivalents as of December 31, 2025 and an immaterial amount of cash and cash equivalents as of December 31, 2024, are restricted to pay the securitized debt and are not available for general corporate purposes. Additionally, creditors of the VIEs do not have financial recourse to WEX Inc. The Company pays interest on the outstanding balance of the securitized debt based on variable interest rates plus an applicable margin.
The Company’s securitized debt agreement for the securitization of its European receivables is with MUFG Bank, Ltd., has a maximum revolving borrowing limit of €55.0 million and expires in April 2026, unless otherwise agreed to in writing by the parties. The Company’s securitized debt facility for the securitization of its Australian receivables is with Australia and New Zealand Banking Group Limited, has a varying borrowing limit by month, ranging from a low of A$100.0 million to a high of A$115.0 million, expires in October 2026, and is annually renewable thereafter unless earlier terminated.
Participation Debt
From time to time, WEX Bank enters into participation agreements with third-party banks to fund customers’ balances that exceed WEX Bank’s lending limit to individual customers. Associated unsecured borrowings generally carry a variable

Table of Contents	PART II
WEX INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
interest rate set according to an applicable reference rate plus a margin, which was 2.25 percent as of both December 31, 2025 and 2024.
As of December 31, 2025, the Company had an outstanding participation agreement that allows for total borrowings of up to $70.0 million and expires in December 2026, unless otherwise agreed to in writing by the parties. Borrowings under the participation agreement are included in short-term debt given they may be canceled by either party upon 60 days’ advance written notice.
FHLB Advances
WEX Bank is a member of the Federal Home Loan Bank (FHLB) of Des Moines, which provides WEX Bank short-term funding collateralized by investment securities. WEX Bank had $1.1 billion of collateralized borrowings outstanding with the FHLB as of December 31, 2025 and 2024. Remaining borrowing capacity as of December 31, 2025 was $383.5 million based on collateral provided as of that date.
Borrowed Federal Funds
WEX Bank borrows from short-term uncommitted federal funds lines of credit extended by various financial institutions to supplement the financing of the Company’s accounts receivable. Federal funds lines of credit were $431.0 million as of December 31, 2025. WEX Bank had no outstanding borrowings under these federal funds lines of credit as of December 31, 2025 and 2024.
Other Short-Term Borrowings
As an additional source of liquidity, WEX Bank pledged $204.1 million as of December 31, 2025 of customer receivables held by WEX Bank to the Federal Reserve Bank as collateral for potential borrowings through the Federal Reserve Bank Discount Window. Amounts that can be borrowed are based on the amount of collateral pledged and were $151.0 million and $137.7 million as of December 31, 2025 and 2024, respectively. WEX Bank had no borrowings outstanding on this line of credit as of December 31, 2025 and 2024.
Under an uncommitted borrowing facility, WEX Australia can be advanced up to A$21.3 million from Bank of America in short-term funds. Interest accrues on any advances at a rate fixed for each interest period of 1.80 percent above the Australian Bank Bill Buying Rate for that interest period. The Company had no borrowings outstanding on this facility as of December 31, 2025 and 2024.
Debt Commitments
The table below summarizes the Company’s annual principal payments on its total debt for each of the next five years based on stated maturity dates:

(in millions)
2026	$1,335.0
2027	$63.4
2028	$1,396.1
2029	$1,119.2
2030	$4.5

17.	Employee Benefit Plans
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
WEX INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
$21.1 million, $20.8 million, and $18.2 million in matching funds to the plan for the years ended December 31, 2025, 2024, and 2023, respectively.
The Company also sponsors deferred compensation plans for certain employees designated by the Company. Participants may elect to defer receipt of designated percentages or amounts of their compensation and the Company provides a match of up to 6 percent of a portion of the participant’s applicable contributions, which was immaterial for the years ended December 31, 2025, 2024, and 2023. The Company maintains a grantor’s trust to hold the assets under these plans, which are recorded at fair value. The assets and equally offsetting related obligations totaled $18.4 million and $16.4 million at December 31, 2025 and 2024, respectively. The assets are included in prepaid expenses and other current assets and other assets on the consolidated balance sheets, as applicable, and the related obligations are included in accrued expenses and other current liabilities and other liabilities on the consolidated balance sheets, as applicable. Refer to Note 18, Fair Value, for further information.
The Company has defined benefit pension plans in several foreign countries. The total net unfunded status for the Company’s foreign defined benefit pension plans was $2.4 million and $3.3 million as of December 31, 2025 and 2024, respectively. These obligations are recorded in accrued expenses and other current liabilities and other liabilities in the consolidated balance sheets, as applicable. The Company measures these plan obligations at fair value on an annual basis, with any changes recorded to earnings. The aggregate cost for these plans was insignificant to the consolidated financial statements for all periods presented.

18.	Fair Value
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the Company’s financial instruments that are measured at fair value on a recurring basis:

		December 31,
(in millions)	Fair Value Hierarchy	2025	2024
Financial Assets:
Money market mutual funds(1)	1	$64.3	$44.3
U.S. Treasury bills(1)	2	$99.9	$—

Investment securities, current:
Available-for-sale debt securities:
U.S. treasury notes	2	397.5	353.5
Corporate and sovereign debt securities	2	1,349.6	1,354.0
Municipal bonds	2	66.6	65.6
Asset-backed securities	2	868.2	763.2
Mortgage-backed securities	2	1,651.0	1,228.3
Total		$4,332.9	$3,764.7

Table of Contents	PART II
WEX INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

		December 31,
(in millions)	Fair Value Hierarchy	2025	2024
Investment securities, non-current:
Available-for-sale debt securities(5)	2	$53.7	$41.7
Equity securities:
Mutual fund	1	27.6	26.0
Pooled investment fund measured at NAV(2)		12.9	12.9
Total		$94.2	$80.5

Executive deferred compensation plan trust(3)	1	$18.4	$16.4

Liabilities:
Contingent consideration(4)	2	$68.9	$128.2
(1)The fair value is recorded in cash and cash equivalents.
(2)The fair value of this security is measured at NAV as a practical expedient and has not been classified within the fair value hierarchy. The amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheets.
(3)The fair value of these assets is recorded as current or long-term based on the timing of the Company’s executive deferred compensation plan payment obligations. At December 31, 2025, $2.2 million and $16.3 million in fair value was recorded within prepaid expenses and other current assets and other assets, respectively. At December 31, 2024, $1.8 million and $14.7 million in fair value was recorded within prepaid expenses and other current assets and other assets, respectively.
(4)The fair value of this liability is recorded as current or long-term based on the timing of expected payments. At December 31, 2025, $51.0 million and $17.9 million in fair value was recorded within accrued expenses and other current liabilities and other liabilities, respectively. At December 31, 2024, $62.2 million and $66.0 million in fair value was recorded within accrued expenses and other current liabilities and other liabilities, respectively.
(5)The fair value of available-for-sale debt securities at December 31, 2025 was comprised of municipal bonds of $45.3 million and mortgage-backed securities of $8.4 million. The fair value of available-for-sale debt securities at December 31, 2024 was comprised of municipal bonds of $31.9 million and mortgage-backed securities of $9.8 million.
Money Market Mutual Funds
A portion of the Company’s cash and cash equivalents are invested in money market mutual funds that primarily consist of short-term government securities, which are classified as Level 1 in the fair value hierarchy because they are valued using quoted market prices for identical instruments in an active market.
U.S. Treasury Bills
At December 31, 2025, a portion of the Company’s cash and cash equivalents were invested in U.S. treasury bills with maturities of 30 days or less, which are classified as Level 2 in the fair value hierarchy because they are valued using quoted market prices for similar or identical instruments in a market that is not active.
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
Pooled Investment Fund
The pooled investment fund maintains individual capital accounts for each investor, which reflect each individual investor’s share of the NAV of the fund. As of December 31, 2025, the Company had no unfunded commitments with respect to the fund. Investments in the fund may be redeemed monthly with 30 days’ notice.

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
Contingent Consideration
As discussed in Note 19, Commitments and Contingencies, the Company is obligated to pay additional consideration to Bell Bank as part of a 2021 asset acquisition, contingent upon increases in the Federal Funds rate from the date of acquisition. The Company determines the fair value of this contingent consideration derivative liability based on discounted cash flows using the difference between the baseline Federal Funds rate in the purchase agreement with Bell Bank and future forecasted Federal Funds rates over the agreement term. The Company records changes in the estimated fair value of the contingent consideration in the consolidated statements of operations.
Due to significant increases in the Federal Funds rate since the acquisition date, the fair value of the Company’s contingent consideration derivative liability at both December 31, 2025 and December 31, 2024 were effectively measured at the present value of the maximum remaining contingent consideration payable under the arrangement. Accordingly, the fair value of the contingent consideration could not materially increase.
Reconciliation of Fair Value Measurements Categorized Within Level 3

(in millions)	December 31, 2024
Beginning of the year	$186.2
Payments	(64.5)
Change in estimated fair value	6.5
Transfers out of level 3(1)	(128.2)
End of the year	$—
(1)Prior to December 31, 2024, the forecasted Federal Funds rates represented a Level 3 input within the fair value hierarchy. However, due to the availability of projected Federal Funds curve rates through the expected remaining term of the liability, effective December 31, 2024, the forecasted Federal Funds rate represents a Level 2 input within the fair value hierarchy and the contingent consideration liability was transferred out of Level 3 of the fair value hierarchy.
Assets and Liabilities Measured at Carrying Value, for which Fair Value is Disclosed
The fair value of the Company’s financial instruments, which are measured and reported at carrying value, is as follows for the periods indicated:

	December 31, 2025		December 31, 2024
(in millions)	Carrying value	Fair value	Carrying value	Fair value
Term A-1 Loans(1)	$821.3	**	$866.3	**
Term B-2 Loans(1)	1,374.4	**	1,388.3	**
Term B-3 Loans(1)	446.6	**	—	—
Outstanding borrowings on Revolving Credit Facility(1)	428.4	**	905.6	**
Senior Notes(1)	550.0	**	—	—
** Fair value approximates carrying value due to the instruments’ applicable interest rates approximating market interest rates as of the end of the respective period.
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
Extension of Credit to Customers
We have entered into commitments to extend credit in the ordinary course of business. We had approximately $11.3 billion of unused commitments to extend credit at December 31, 2025, as part of established customer agreements. These amounts may increase or decrease during 2026 as we increase or decrease credit to customers, subject to appropriate credit reviews, as part of our lending product agreements. Many of these commitments are not expected to be utilized. We can adjust most of our customers’ credit lines at our discretion at any time. Therefore, we do not believe total unused credit available to customers and customers of strategic relationships represents future cash requirements. Given that the Company can generally adjust its customers’ credit lines at its discretion at any time, the unfunded portion of loan commitments to customers is unconditionally cancellable and thus the Company has not established a liability for expected credit losses on those commitments.
Unfunded Commitments
As a member bank, we have committed to providing a line of credit for the funding of up to a maximum of $25.0 million in loans to a nonprofit, community development financial institution to facilitate their offering of flexible financing for affordable, quality housing to assist Utah’s low and moderate-income residents. As of December 31, 2025, the Company has funded $7.6 million against this line of credit, which has been included on the consolidated balance sheet within accounts receivable. The Company’s remaining unused line of credit commitment as of December 31, 2025 was $17.4 million and extends through August 2026.
The Company has entered into certain subscription and limited partnership agreements for limited partnership investment of up to $10.0 million in certain venture capital funds investing in climate/alternative energy technologies. Payment on such commitments are due, from time to time, upon the request by the partnerships’ general partners up until the tenth anniversary of the respective final closing date for each venture fund, except as otherwise modified in accordance with the terms of the respective limited partnership agreements. As of December 31, 2025, the Company has made payments of $3.6 million against these commitments.
Minimum Volume, Spend and Purchase Commitments
Under contractual arrangements with certain European fuel suppliers, the Company is subject to minimum volume commitments for the purchase of fuel products by its card customers in certain countries and for certain years, as defined within the agreements. Upon failing to meet these minimum volume commitments, the Company is subject to underlift fees. Such underlift fees incurred and paid to the fuel suppliers under the contracts were immaterial for the years ended

Table of Contents	PART II
WEX INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2025, 2024, and 2023. Beginning with 2026, any underlift fees incurred under the contractual arrangement in effect as of December 31, 2025 are no longer payable to the fuel supplier and instead are required to be reinvested into the program.
The Company has other purchase commitments that include obligations made under noncancellable purchase orders and contractual obligations requiring minimum spend for certain IT and non-IT related services, including cloud-based computing services. Unconditional purchase commitments under significant non-cancelable contracts with remaining terms in excess of one year as of December 31, 2025, excluding obligations recorded on our consolidated balance sheet, totaled approximately $198.3 million, $61.6 million of which we expect to incur during 2026. The remaining $136.7 million of obligations are expected to be incurred ratably through 2030.
Deferred Payments on Acquisitions
On April 1, 2021, WEX Inc. completed the acquisition of certain contractual rights to serve as custodian or sub-custodian to over $3 billion of HSAs from the HealthcareBank division of Bell Bank, a subsidiary of SBI. WEX Inc. paid Bell Bank cash consideration for the acquisition of $200.0 million on the closing of the acquisition, $25.0 million in July 2023 and $12.5 million in January 2024. The purchase agreement included additional consideration payable to Bell Bank annually that is calculated on a quarterly basis and is contingent, and based, upon increases in the Federal Funds rate from the date of acquisition. The contingent payment period extends through the earlier of (i) the year ending December 31, 2030, or (ii) the date when the cumulative amount paid as contingent consideration equals $225.0 million. Through December 31, 2025, $206.4 million of consideration has been incurred, $51.0 million of which is unpaid as of December 31, 2025 and is payable during the first quarter of 2026. The Company expects that it will incur the full $225.0 million in contingent consideration. Payments on contingent consideration are included in net cash provided by operating activities in the consolidated statements of cash flows, specifically within changes in accrued expenses and other current and long-term liabilities, except with respect to the initial fair value of the contingent consideration at acquisition date, which was included within net cash provided by financing activities.
During 2019, the Company acquired Discovery Benefits, an employee benefits administrator, from SBI, who obtained a 4.9 percent equity interest in PO Holding, the then newly formed parent company of WEX Health and Discovery Benefits. During 2021, the Company repurchased a portion of SBI’s non-controlling interest in PO Holding, which reduced SBI’s ownership percentage to 4.53 percent. On March 7, 2022, WEX Inc. purchased SBI’s remaining 4.53 percent interest in PO Holding for a purchase price of $234.0 million plus any interest accruing pursuant to the terms of the Share Purchase Agreement. The purchase price is payable in three installments of $76.7 million, with the first payment made in March of 2024, second payment made in March 2025, and the remaining installment payable in March 2026, with a final payment of $4.0 million also payable in March 2026. During 2025, WEX Inc. paid SBI interest in arrears of $9.7 million on the outstanding purchase price balance from March 2024 to March 2025 at the 12-month SOFR (as determined on March 1, 2024) plus 1.25 percent. WEX Inc. will owe SBI approximately $4.9 million of interest in arrears on the outstanding balance from March 2025 to March 2026 at the 12-month SOFR (as determined on March 3, 2025) plus 2.25 percent. No interest accrues on the $4.0 million payment due in March 2026.

20.	Dividend and Net Asset Restrictions
The Company has certain restrictions on the dividends it may pay, including those under the Credit Agreement. The Credit Agreement allows us to make certain restricted payments (including dividends), subject to regulator approval, if we are able to demonstrate pro forma compliance with a consolidated leverage ratio, as defined in the Credit Agreement, of no more than 3.50 to 1.00 for the most recently completed test period after giving effect to such restricted payment. Additionally, as long as the Company would be in compliance with its consolidated interest coverage ratio, the Company may make annual restricted payments, including dividends, of up to $300.0 million initially, increasing by $50.0 million at the beginning of each subsequent fiscal year, such that the maximum payment amount will be $550.0 million for fiscal 2026. The Company has not declared any dividends on its common stock since it commenced trading on the NYSE on February 16, 2005.
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
WEX INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Bank. WEX Bank is chartered under the laws of the State of Utah and the FDIC insures its deposits. Under Utah law, WEX Bank may only pay a dividend out of net profits after it has (i) provided for all expenses, losses, interest and taxes accrued or due from WEX Bank and (ii) transferred to a surplus fund 10 percent of its net profits before dividends for the period covered by the dividend, until the surplus reaches 100 percent of its capital stock. For purposes of these Utah dividend limitations, WEX Bank’s capital stock is $116.3 million and its capital surplus exceeds 100 percent of capital stock. Under FDIC regulations, WEX Bank may not pay any dividend if, following the payment of the dividend, WEX Bank would be “undercapitalized,” as defined under the Federal Deposit Insurance Act and applicable regulations. The FDIC also has the authority to prohibit WEX Bank from engaging in business practices that the FDIC considers to be unsafe or unsound, which, depending on the financial condition of WEX Bank, could include the payment of dividends. As a result of these regulations, WEX Bank is restricted in its ability to transfer a portion of its net assets to WEX Inc. As of December 31, 2025, these restricted net assets approximated 38 percent of the Company’s total consolidated net assets. WEX Bank complied with the aforementioned dividend restrictions for each of the years ended December 31, 2025, 2024 and 2023.
Certain of the Company’s other subsidiaries have restrictions on their ability to dividend funds to WEX Inc. due to specific legal or regulatory restrictions. As of December 31, 2025, such restrictions represented less than 2 percent of the Company’s total consolidated net assets.
Although the restrictions set forth above cap the amount of funding that WEX Bank and certain of the Company’s other subsidiaries can transfer to WEX Inc., we do not believe these restrictions will have a material impact on our ability to fund operating needs.

21.	Stock-Based Compensation
On May 15, 2025 our stockholders approved an amendment to the A&R 2019 Plan, which increased the number of shares of the Company’s common stock available for issuance under the A&R 2019 Plan by approximately 3.4 million shares to 4.0 million shares, subject to the provisions in the A&R 2019 Plan. There were approximately 4.0 million shares of common stock available for grant for future equity compensation awards under the A&R 2019 Plan as of December 31, 2025.
Under the A&R 2019 Plan, the Company has regularly granted equity awards in the form of stock options, restricted stock, RSUs and other stock-based awards to certain employees and directors. During 2024, the Company began granting market share units (“MSUs”) to employees in lieu of stock options. In addition, the A&R 2019 Plan allows the Company to grant shares of WEX common stock to employees in lieu of bonus or other compensation earned by such employees.
Subject to the achievement of any performance or market conditions, all equity awards vest over specified terms so long as the employee remains employed by WEX through the vesting dates, as further described below. Notwithstanding the foregoing, all equity awards provide for accelerated vesting in the event of death, upon a change of control (as defined in the A&R 2019 Plan), and beginning with awards granted during 2022, upon retirement (subject to provisions defined in the A&R 2019 Plan).
In lieu of cash compensation payable during 2026 to certain employees under our 2025 short-term incentive plan ("STIP"), the Company expects to award shares of WEX stock in an amount equal to the total STIP compensation payable to each respective employee, divided by the closing price of WEX common stock on the date of grant. These awards are treated as liability-classified equity awards as of December 31, 2025 and the expense associated with them is accrued over the one-year performance period.
Stock-based compensation expense recognized under our equity incentive plans was $100.3 million, $112.2 million and $127.0 million for 2025, 2024 and 2023, respectively. The associated tax benefit related to these costs was $20.3 million, $19.7 million and $23.1 million for 2025, 2024 and 2023, respectively. As of December 31, 2025, stock-based compensation of $14.5 million associated with liability-classified equity awards has been recorded within current liabilities on the consolidated balance sheet. The remaining stock-based compensation for 2025 of $85.8 million has been recorded as a charge to additional paid-in capital within stockholders’ equity on the consolidated balance sheet. There were no liability-classified equity awards and related expense during 2024 or 2023.

Table of Contents	PART II
WEX INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Restricted Stock Units
The Company periodically grants RSUs, a right to receive a specific number of shares of the Company’s common stock at a specified date, to non-employee directors and certain employees. RSUs granted to non-employee directors vest 12 months from the date of grant. RSUs issued to employees generally vest in even annual increments over up to three years. The grant date fair value of RSUs is based on the Company’s stock price on the date of grant.
The following is a summary of RSU activity during the year ended December 31, 2025:

(in millions except per share data)	Restricted Stock Awards	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2025	0.5	$196.94
Granted	0.4	157.16
Vested, including 0.1 shares withheld for tax(1)	(0.2)	188.23
Forfeited	(0.1)	186.82
Unvested at December 31, 2025	0.5	$173.75
(1)The Company withholds shares of common stock to pay the minimum required statutory taxes due upon RSU vesting. Cash is then remitted by the Company to the appropriate taxing authorities.
As of December 31, 2025, there was $52.7 million of total unrecognized compensation cost related to RSUs. That cost is expected to be recognized over a weighted-average period of 1.3 years. The total grant-date fair value of RSUs granted during 2025, 2024 and 2023 was $57.0 million, $62.2 million and $58.4 million, respectively. The total grant-date fair value of RSUs that vested during 2025, 2024 and 2023 was $45.6 million, $44.9 million and $39.2 million, respectively.
Deferred Stock Units
Non-employee directors may elect to defer their cash fees and RSUs in the form of DSUs. These awards are distributed as common stock 200 days immediately following the date upon which such director’s service as a member of the Company’s board of directors terminates for any reason.
There were approximately 0.1 million DSUs outstanding as of both December 31, 2025 and 2024. DSU activity is not included in the RSU table above. Unvested DSUs as of December 31, 2025 and 2024 were not material.
Performance-Based Restricted Stock Units
Performance-based restricted stock units
The Company periodically grants PBRSUs to employees, which is a right to receive stock based on the achievement of performance goals and continued employment during the vesting period. PBRSU awards generally have performance goals spanning one to three years, depending on the nature of the goal, and the ultimate number of shares earned can vary dependent on final performance attainment levels. The grant date fair value of PBRSUs is based on the Company’s stock price on the date of grant.
Performance-based restricted stock units with a market condition
The Company has periodically granted employees PBRSUs with a TSR market condition either as a sole performance condition or as a modifier to scale another performance condition’s attainment payment up or down by +/- 15 percent. The TSRs’ performance periods generally span three years and the ultimate performance calculation is based on the Company’s TSR relative to the TSR of the companies included in a defined peer group. No material PBRSUs with market conditions were granted during 2025, 2024 and 2023.

Table of Contents	PART II
WEX INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Rollforward of PBRSUs
The following is a summary of PBRSU activity during the year ended December 31, 2025:

(in millions except per share data)	PBRSU Awards	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2025	0.7	$185.08
Granted	0.3	159.73
Forfeited	(0.1)	179.16
Vested, including 0.1 shares withheld for tax(1)	(0.3)	163.20
Performance adjustment(2)	(0.1)	NM
Unvested at December 31, 2025	0.6	$174.24
NM - Not meaningful
(1)The Company withholds shares of common stock to pay the minimum required statutory taxes due upon PBRSU vesting. Cash is then remitted by the Company to the appropriate taxing authorities.
(2)Reflects adjustments to the number of shares of PBRSUs expected to vest based on the change in estimated performance attainments during the year ended December 31, 2025. This adjustment does not include the impact on awards as a result of expected market condition attainments until the attainment measurement period concludes.
As of December 31, 2025, there was $27.5 million of unrecognized compensation cost related to PBRSUs, which is based on the expected achievement of each award’s underlying performance goals as of December 31, 2025. Such cost is expected to be recognized over a weighted-average period of 1.9 years, however, we assess the likelihood of achieving the predetermined financial metrics associated with each award on a quarterly basis and the expense recognized, if any, will be adjusted accordingly. The total grant-date fair value of PBRSUs granted during 2025, 2024 and 2023 was $46.9 million, $48.2 million and $42.4 million, respectively. The total grant-date fair value of PBRSUs that vested during 2025, 2024 and 2023 was $45.9 million, $49.5 million and $16.3 million, respectively.
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
Grant-date fair value of MSUs
The fair value of each tranche of the 2025 and 2024 annual MSU awards was estimated at the date of grant using the Monte-Carlo simulation model, assuming no expected dividends and the following assumptions:

Grant date	3/15/2025	3/15/2024
Stock price(1)	$158.06	$232.20
Risk-free interest rate(2)	3.95%	4.49%
Expected stock price volatility(3)	33.71%	33.45%
Weighted-average fair value per share	$183.96 - $210.85	$269.90 - $311.29
(1)Closing stock price at the date of grant.
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
We amortize the compensation expense over the performance and service periods on a ratable basis. As of December 31, 2025, there was $7.2 million of unrecognized compensation cost related to MSUs that is expected to be recognized over a weighted-average period of 1.4 years. The total grant-date fair value of MSUs granted during 2025 and 2024 was $18.8 million and $19.5 million. The total grant-date fair value of MSUs that vested during 2025 was $3.7 million. No MSUs vested prior to 2025.
Rollforward of MSUs
The following is a summary of MSU activity during the year ended December 31, 2025:

(in millions except per share data)	MSU Awards	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2025	0.1	$292.20
Granted	0.1	198.17
Forfeited	—	247.62
Vested, including an immaterial number of shares withheld for tax(1)	—	269.35
Performance adjustment(2)	—	NM
Unvested at December 31, 2025	0.1	$223.78
(1)The Company withholds shares of common stock to pay the minimum required statutory taxes due upon MSU vesting. Cash is then remitted by the Company to the appropriate taxing authorities.
(2)This adjustment will not include the impact on awards as a result of expected market condition attainments until the attainment measurement period concludes.
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

2023
Weighted average grant date fair value	$81.65
Weighted average expected term (in years)(1)	6
Weighted average exercise price	$173.56
Expected stock price volatility(2)	43.64%
Risk-free interest rate(3)	3.55%
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

Table of Contents	PART II
WEX INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following is a summary of all stock option activity during the year ended December 31, 2025:

(in millions, except per share data or as otherwise indicated)	Option Awards	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2025	0.6	$160.68
Granted	—	—
Exercised	—	126.77
Forfeited or expired	—	183.49
Outstanding at December 31, 2025	0.6	$160.20	5.1	$6.2
Exercisable at December 31, 2025	0.5	$158.90	4.9	$6.2
Expected to vest at December 31, 2025	0.1	$173.56	7.2	$—
As of December 31, 2025, there was $0.5 million of total unrecognized compensation cost related to options. That cost is expected to be recognized over a weighted-average period of 0.2 years. The total intrinsic value of options exercised during the years ended December 31, 2025, 2024 and 2023 was $1.0 million, $11.7 million and $10.1 million, respectively.

22.	Restructuring Activities
In connection with an initiative to streamline our organizational structure to support the achievement of our strategic and executional imperatives, during June 2024, the Company initiated a restructuring initiative consisting primarily of employee separation costs, which the Company determined were probable and reasonably estimable. During the year ended December 31, 2024, costs incurred under this initiative were $12.3 million. Of this total cost, $7.0 million was included within cost of services, $3.2 million was included within general and administrative expense and the remainder was included within sales and marketing expense on the consolidated statements of operations. The initiative impacted all three of our reportable segments, with approximately $6.2 million being charged to Mobility and the remaining amount divided evenly between Corporate Payments and Benefits. There were no material accrued and unpaid charges related to this initiative as of December 31, 2025 and 2024.

23.	Segment Information
The Company determines its operating segments and reports segment information in accordance with how our Chief Executive Officer, the Company’s CODM, allocates resources and assesses performance. The Company has both three operating segments and three reportable segments, as described below.
•Mobility provides payment solutions, transaction processing, and information management, serving diverse fleet needs globally. Beyond fuel payments, our portfolio includes SaaS solutions for field service management, telematics, reporting and analytics, cash flow management, and mixed-energy fleets.
•Corporate Payments delivers global B2B payment solutions, including our Direct Accounts Payable solution that integrates with ERPs and accounting workflows to maximize virtual payment usage, and our Embedded Payments solution that integrates virtual payment capabilities into existing workflows for a broad range of industries, including the travel industry. We also offer white-label partnerships with financial institutions.
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

	Year Ended December 31, 2025
(in millions)	Mobility	Corporate Payments	Benefits	Total
Total revenues (revenues from external customers)(1)	$1,386.0	$477.4	$797.4	$2,660.8

Less(2):
Processing costs, adjusted	289.0	70.0	260.1
Service fees	7.5	10.8	77.6
Provision for credit losses	63.4	15.5	(0.5)
Operating interest expense	84.1	19.7	5.2
Sales and marketing expense, adjusted	240.3	71.8	54.4
General and administrative expense, adjusted	98.9	40.6	21.4
Other segment items(3)	61.6	35.8	37.7
Segment adjusted operating income (4)	$541.1	$213.3	$341.6	$1,095.9

	Year Ended December 31, 2024
(in millions)	Mobility	Corporate Payments	Benefits	Total
Total revenues (revenues from external customers)(1)	$1,400.8	$487.8	$739.5	$2,628.1

Less(2):
Processing costs, adjusted	278.9	68.4	253.0
Service fees	7.2	11.7	64.8
Provision for credit losses	61.0	7.7	(0.5)
Operating interest expense	89.7	9.7	4.6
Sales and marketing expense, adjusted	208.4	56.9	53.4
General and administrative expense, adjusted	104.2	48.0	25.5
Other segment items(3)	52.9	29.2	31.6
Segment adjusted operating income (4)	$598.5	$256.2	$307.0	$1,161.7

Table of Contents	PART II
WEX INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended December 31, 2023
(in millions)	Mobility	Corporate Payments	Benefits	Total
Total revenues (revenues from external customers)(1)	$1,382.7	$496.9	$668.4	$2,548.0

Less(2):
Processing costs, adjusted	268.4	70.6	239.6
Service fees	7.6	12.6	53.0
Provision for credit losses	87.1	(4.7)	7.4
Operating interest expense	69.5	9.4	5.3
Sales and marketing expense, adjusted	200.0	52.6	53.3
General and administrative expense, adjusted	109.7	59.7	40.8
Other segment items(3)	40.9	19.5	27.2
Segment adjusted operating income (4)	$599.4	$277.2	$241.8	$1,118.4
(1) No one customer accounted for more than 10 percent of the total consolidated revenue in 2025, 2024 or 2023.
(2) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. Given the increase in both provision for credit losses and operating interest expense, it was determined during the third quarter of 2025 that such expenses are deemed significant for all segments, whereas previously were only considered significant for the Mobility segment. Segment information for previous periods has been recast to conform to the current-period presentation.
(3) Other segment items for the Mobility, Corporate Payments and Benefits reportable segments include depreciation expense for each of the periods presented.
(4) See following table for a reconciliation of segment adjusted operating income to income before income taxes.

Segment adjusted operating income reconciliation

	Year ended December 31,
(in millions)	2025	2024	2023
Segment adjusted operating income:
Mobility	$541.1	$598.5	$599.4
Corporate Payments	213.3	256.2	277.2
Benefits	341.6	307.0	241.8
Total segment adjusted operating income	$1,095.9	$1,161.7	$1,118.4

Table of Contents	PART II
WEX INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year ended December 31,
(in millions)	2025	2024	2023
Reconciliation:
Total segment adjusted operating income	$1,095.9	$1,161.7	$1,118.4
Less:
Unallocated corporate expenses	98.5	102.1	103.0
Acquisition-related intangible amortization	191.9	201.8	184.0
Other acquisition and divestiture related items	3.4	5.7	6.6
Impairment charges	9.9	—	—
Stock-based compensation	103.5	111.9	131.6
Other costs	24.8	53.9	46.1
Add:
Financing interest expense, net of financial instruments	(240.6)	(235.9)	(204.6)
Net foreign currency (loss) gain	(0.2)	(26.1)	4.9
Loss on extinguishment of Convertible Notes	—	—	(70.1)
Change in fair value of contingent consideration	(2.9)	(6.5)	(8.5)
Income before income taxes	$420.2	$417.8	$368.8

Other segment disclosures

(in millions)	Mobility	Corporate Payments	Benefits
Year Ended December 31, 2025:
Interest income(1)	$15.3	$12.9	$196.2
Operating interest expense	$84.1	$19.7	$5.2
Depreciation(2)	$61.6	$35.8	$37.7

Year Ended December 31, 2024:
Interest income(1)	$13.4	$22.7	$163.3
Operating interest expense	$89.7	$9.7	$4.6
Depreciation(2)	$52.9	$29.2	$31.6

Year Ended December 31, 2023:
Interest income(1)	$17.5	$21.6	$109.1
Operating interest expense	$69.5	$9.4	$5.3
Depreciation(2)	$40.9	$19.5	$27.2
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
WEX INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Geographic Data
Revenue by principal geographic area, based on the country in which the sale originated, was as follows:

	Year ended December 31,
(in millions)	2025	2024	2023
United States	$2,335.7	$2,289.5	$2,193.8
Other international(1)	325.0	338.7	354.2
Total revenues	$2,660.8	$2,628.1	$2,548.0
(1)No single country made up more than 10 percent of total revenues for any of the years presented.
Net property, equipment and capitalized software is subject to geographic risks because it is generally difficult to move and relatively illiquid. Net property, equipment and capitalized software by principal geographic area was as follows:

	Year ended December 31,
(in millions)	2025	2024	2023
United States	$244.0	$251.6	$231.7
Other international	9.7	9.6	11.2
Net property, equipment and capitalized software	$253.7	$261.2	$242.9

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
Quantitative measures established by regulation to ensure capital adequacy require WEX Bank to maintain minimum amounts and ratios as defined in the regulations. As of December 31, 2025, the most recent FDIC exam report categorized WEX Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events subsequent to that examination report that management believes have changed WEX Bank’s capital rating.

The following table presents WEX Bank’s actual and regulatory minimum capital amounts and ratios:

	Actual Results		Minimum for Capital Adequacy Purposes		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
(in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2025
Total Capital to risk-weighted assets	$813.1	15.94%	$408.1	8.00%	$510.1	10.00%
Tier 1 Capital to average assets	$764.3	9.04%	$338.0	4.00%	$422.5	5.00%
Common equity to risk-weighted assets	$764.3	14.98%	$229.5	4.50%	$331.6	6.50%
Tier 1 Capital to risk-weighted assets	$764.3	14.98%	$306.1	6.00%	$408.1	8.00%

Table of Contents	PART II
WEX INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Actual Results		Minimum for Capital Adequacy Purposes		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
(in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2024
Total Capital to risk-weighted assets	$697.4	15.36%	$363.3	8.00%	$454.1	10.00%
Tier 1 Capital to average assets	$657.1	9.01%	$291.8	4.00%	$364.7	5.00%
Common equity to risk-weighted assets	$657.1	14.47%	$204.3	4.50%	$295.2	6.50%
Tier 1 Capital to risk-weighted assets	$657.1	14.47%	$272.5	6.00%	$363.3	8.00%

25.	Preferred Stock
Our board of directors is expressly authorized to provide for the issuance of up to 10.0 million shares of Preferred Stock, $0.01 par value per share (“Preferred Stock”), in one or more classes or series. Each such class or series of Preferred Stock shall have such voting powers, designations, preferences, qualifications and special or relative rights or privileges, limitations or restrictions thereof, as shall be determined by the board of directors, which may include, among others, redemption provisions, dividend rights, liquidation preferences, and conversion rights. There are no shares of Preferred Stock outstanding as of December 31, 2025 and 2024.

26.	Related Party Transactions
Warburg Pincus –
During 2020, the Company closed on a private placement transaction with an affiliate of Warburg Pincus LLC, pursuant to which the Company issued convertible senior unsecured notes due in 2027 and issued shares of WEX common stock. Under the terms of the private placement, for so long as Warburg Pincus continued to own at least 50 percent of the aggregate amount of the shares issued and the shares of common stock issuable upon conversion of the Convertible Notes, Warburg Pincus was entitled to nominate an individual to our board of directors. Such nominee was a managing director at Warburg Pincus LLC, and as a member of our board of directors received immaterial annual remuneration for their services. During 2023, Warburg Pincus sold all of its issued shares of WEX common stock and the Company repurchased all of the outstanding Convertible Notes held by Warburg Pincus. See Note 16, Financing and Other Debt, for further information regarding the issuance and repurchase of the Convertible Notes.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

Table of Contents	PART II
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls
and Procedures
Our management, under the supervision and with the participation of the principal executive officer and principal financial officer of WEX Inc., evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2025. “Disclosure controls and procedures” are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports it files or submits under the Exchange Act, is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, the principal executive officer and principal financial officer of WEX Inc. concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2025.
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
Under the supervision of and with the participation of management, including the principal executive officer and principal financial and accounting officer, an evaluation was conducted of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by The Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s evaluation under the framework in Internal Control - Integrated Framework (2013), management concluded that WEX Inc.’s internal control over financial reporting was effective as of December 31, 2025.
The effectiveness of our internal control over financial reporting as of December 31, 2025, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Table of Contents	PART II
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of WEX Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of WEX Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 13, 2026, expressed an unqualified opinion on those financial statements.
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
February 13, 2026

Table of Contents	PART II
ITEM 9B. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f)) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c), except as disclosed in the table following:

Name and Title	Date Adopted (“A”) or Terminated (“T”)	Character of Trading Arrangement	Maximum Aggregate Number of Shares of Common Stock to be Purchased or Sold Pursuant to the Trading Arrangement	Duration of Trading Arrangement
Joel A. Dearborn Chief Operating Officer, International	(A) December 2, 2025	Rule 10b5-1 trading arrangement	Up to 7,000 shares to be sold	April 1, 2026 - July 31, 2026

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
See the information in the Company’s definitive proxy statement to be delivered to stockholders in connection with the 2026 Annual Meeting of Stockholders (the “2026 Proxy Statement”) set forth under the captions “Executive Officers” and “Governance” and the related subsections including “Election of Directors” and “Delinquent Section 16(a) Reports,” if applicable, which information is incorporated herein by reference.
We have adopted the WEX Insider Trading Policy applicable to our directors, employees, certain consultants, certain family members of Company personnel and entities controlled by the foregoing (“Covered Persons”), as well as the Company itself. We believe our policy is reasonably designed to promote compliance with insider trading laws, rules, and regulations, and the listing standards of the New York Stock Exchange. Our Insider Trading Policy, among other things, (i) prohibits Covered Persons from trading in securities of WEX and certain other companies while in possession of material, non-public information, (ii) prohibits Covered Persons from disclosing material, non-public information of WEX, or another publicly traded company, to others who may trade on the basis of that information, and (iii) requires that certain designated persons only purchase or sell WEX securities during an open window period, subject to limited exceptions. A copy of our insider trading policy is incorporated by reference as Exhibit 19 to this Annual Report on Form 10-K.
Website Availability of Corporate Governance and Other Documents
The following documents are available within the Governance documents page of the investor relations section of the Company’s website, www.wexinc.com: (1) WEX Code of Business Conduct and Ethics, which covers all employees, officers and our board of directors, (2) the Company’s Corporate Governance Guidelines and (3) key board of directors’ committee charters, including charters for the Audit, Nominating and Governance, Leadership Development and Compensation, Finance, and Technology and Cybersecurity Committees.

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

ITEM 11. EXECUTIVE COMPENSATION
See the information in the 2026 Proxy Statement set forth under the captions “Executive Compensation” and the related subsections and “Governance” and related subsections including “Director Compensation” and “Compensation Committee Interlocks and Insider Participation”, which information is incorporated herein by reference.

Table of Contents	PART III
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
See the information in the 2026 Proxy Statement set forth under the caption “Information About Stock Ownership” and related subsections including “Securities Authorized for Issuance under Equity Compensation Plans” and “Principal Stockholders”, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
See the information in the 2026 Proxy Statement set forth under the caption “Governance” and related subsections including “Director Independence” and “Certain Relationships and Related Transactions,” which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information about aggregate fees billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34) will be presented in the 2026 Proxy Statement set forth under the caption “Audit Matters” and related subsection “Auditor Selection and Fees,” which information is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this report:
1.Financial Statements (see Index to Consolidated Financial Statements on page 75).
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

4.1
Description of WEX Inc.’s Securities Registered under Section 12 of the Exchange Act (incorporated by reference to Exhibit No. 4.2 to our Annual Report on Form 10-K filed with the SEC on March 1, 2022)

4.2
Indenture, dated as of March 6, 2025, among WEX Inc., the guarantors party thereto and Citibank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on March 6, 2025)

10.1	†	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 29, 2025)

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

10.8		Second Amendment to Amended and Restated Credit Agreement, dated August 10, 2023 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on September 29, 2023)

Table of Contents	PART IV

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

10.12		Sixth Amendment to Amended and Restated Credit Agreement, dated November 26, 2024 (incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K filed with the SEC on February 20, 2025)

10.13
Seventh Amendment to Amended and Restated Credit Agreement, dated March 6, 2025 (certain schedules and exhibits omitted pursuant to Regulation S-K Item 601(a)(5)) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 6, 2025)

10.14
Deed of Settlement, made as of December 15, 2020, between the parties listed in Schedule A thereto, the parties listed in Schedule B thereto, WEX Inc., eNett International (Jersey) Limited, Optal Limited, Toro Private Holdings I, Ltd. and Optal Limited, in its capacity as trustee of the PSP Group Employee Share Trust, and including the Amended Purchase Agreement attached as Schedule D thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on December 15, 2020)

10.15	†	Wright Express Corporation Amended 2010 Equity and Incentive Plan (incorporated by reference to Exhibit No. 99.1 to our Current Report on Form 8-K filed with the SEC on May 21, 2010)

10.16	†	WEX Inc. 2019 Equity and Incentive Plan (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on May 15, 2019)

10.17	†	Amended and Restated 2019 Equity and Incentive Plan (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on June 10, 2021)

10.18	†	WEX Inc. Amended and Restated 2019 Equity and Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 20, 2025)

10.19	†
2015 Form of WEX Inc. Long Term Incentive Program Non-Statutory Stock Option Award Agreement (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on May 1, 2015)

10.20	†
Form of WEX Inc. Nonqualified Stock Option Agreement under the WEX Inc. 2019 Equity and Incentive Plan (incorporated by reference to Exhibit No. 10.20 to our Annual Report on Form 10-K filed with the SEC on February 28, 2020)

10.21	†
Form of WEX Inc. Nonstatutory Stock Option Agreement under the Amended and Restated 2019 Equity and Incentive Plan (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on August 4, 2021)

10.22	†
Form of WEX Inc. Nonstatutory Stock Option Agreement, in use beginning March 15, 2022, under the Amended and Restated 2019 Equity and Incentive Plan (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on May 3, 2022)

10.23	†
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

Table of Contents	PART IV

10.26	†
Form of 2025 Performance Restricted Stock Unit Award Agreement under the WEX Inc. Amended and Restated 2019 Equity and Incentive Plan (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed with the SEC on May 1, 2024)

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
Form of 2025 Restricted Stock Unit Award Agreement under the WEX Inc. Amended and Restated 2019 Equity and Incentive Plan (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on May 1, 2024)

10.31	†
Form of WEX Inc. 2024 Market Share Unit Award Agreement under the WEX Inc. Amended and Restated 2019 Equity and Incentive Plan (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed with the SEC on April 25, 2024)

10.32	†
Form of 2025 Market Share Unit Award Agreement under the WEX Inc. Amended and Restated 2019 Equity and Incentive Plan (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed with the SEC on May 1, 2024)

10.33	†
Wright Express Corporation Amended and Restated Non-Employee Directors Deferred Compensation Plan (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K filed with the SEC on January 7, 2009)

10.34	†	Non-Employee Director Compensation Plan (Effective October 1, 2024)(incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on October 24, 2024)

10.35	†
Form of Non-Employee Director Long Term Incentive Program Award Agreement under the Amended and Restated Wright Express Corporation 2005 Equity and Incentive Plan (for grants received prior to December 31, 2006) (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on August 5, 2008)

10.36	†
Form of Wright Express Corporation Non-Employee Director Compensation Plan Award Agreement under the Wright Express Corporation 2010 Equity and Incentive Plan (incorporated by reference to Exhibit No. 10.31 to our Annual Report on Form 10-K filed with the SEC on February 28, 2011)

10.37	†	2015 Section 162(m) Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 21, 2015)

10.38	†	2017 Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q filed with the SEC on April 25, 2024)

10.39	†
WEX Inc. Amended and Restated Executive Severance Pay and Change in Control Plan (Effective January 1, 2025) (incorporated by reference to Exhibit 10.39 to our Annual Report on Form 10-K filed with the SEC on February 20, 2025)

10.40	†	Form of Employment Agreement for Melissa Smith (incorporated by reference to Exhibit No. 10.6 to our Current Report on Form 8-K filed with the SEC on January 7, 2009)

10.41	†	Offer Letter dated September 9, 2019 between WEX Inc. and Mr. Deshaies (incorporated by reference to Exhibit 10.64 to our Annual Report on Form 10-K filed with the SEC on March 1, 2021)

10.42	†	Offer letter, dated November 23, 2021, between WEX Inc. and Karen Stroup (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on April 27, 2023)

10.43	†	Offer letter, dated April 20, 2022, between WEX Inc. and Jagtar Narula (incorporated by reference to Exhibit 10.1 to our Current Report on 8-K filed with the SEC on April 26, 2022)

Table of Contents	PART IV

10.44	†	Offer letter, dated November 7, 2023, between WEX Inc. and Sachin Dhawan (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed with the SEC on April 25, 2024)

19		WEX Insider Trading Policy (incorporated by reference to Exhibit 19 to our Annual Report on Form 10-K filed with the SEC on February 20, 2025)

21.1	*	Subsidiaries of the registrant

23.1	*	Consent of Independent Registered Accounting Firm – Deloitte & Touche LLP

31.1	*	Certification of Chief Executive Officer of WEX INC. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

31.2	*	Certification of Chief Financial Officer of WEX INC. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

32.1	*
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

WEX INC.
February 13, 2026	By:	/s/ Jagtar Narula
Jagtar Narula Chief Financial Officer (principal financial officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

February 13, 2026	/s/ Melissa D. Smith
Melissa D. Smith
Chief Executive Officer, Chair, and President
(principal executive officer)

February 13, 2026	/s/ Jagtar Narula
Jagtar Narula
Chief Financial Officer
(principal financial officer)

February 13, 2026	/s/ Jennifer Kimball
Jennifer Kimball
Chief Accounting Officer
(principal accounting officer)

February 13, 2026	/s/ Jack A. VanWoerkom
Jack A. VanWoerkom
Vice Chairman and Lead Director

February 13, 2026	/s/ Nancy Altobello
Nancy Altobello
Director

February 13, 2026	/s/ Daniel Callahan
Daniel Callahan
Director

February 13, 2026	/s/ Shikhar Ghosh
Shikhar Ghosh
Director

February 13, 2026	/s/ James Groch
James Groch
Director

Table of Contents	PART IV

February 13, 2026	/s/ James C. Neary
James C. Neary
Director

February 13, 2026	/s/ Derrick Roman
Derrick Roman
Director

February 13, 2026	/s/ Stephen Smith
Stephen Smith
Director

February 13, 2026	/s/ Susan Sobbott
Susan Sobbott
Director

February 13, 2026	/s/ Aimee Cardwell
Aimee Cardwell
Director

February 13, 2026	/s/ David Foss
David Foss
Director