Form 10-Q
period 2026-06-30
WEX Inc.
filed 2026-07-23
CIK 1309108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
☐ Yes  ☒  No
Number of shares of common stock outstanding as of July 17, 2026 was 34,081,611.

Unless otherwise indicated or required by the context, the terms “we,” “us,” “our,” “WEX,” or the “Company,” in this Quarterly Report on Form 10–Q refers to WEX Inc. and all of its subsidiaries that are consolidated under Generally Accepted Accounting Principles in the United States.
FORWARD–LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for statements that are forward-looking and are not statements of historical facts. This Quarterly Report on Form 10-Q includes forward-looking statements including, but not limited to, statements about management’s plans and goals. Any statements in this Quarterly Report that are not statements of historical facts are forward-looking statements. When used in this Quarterly Report, the words “anticipate,” “believe,” “commit,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “positions,” “confidence,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. Forward-looking statements relate to our future plans, objectives, expectations and intentions and are not historical facts and accordingly involve known and unknown risks and uncertainties and other factors that may cause the actual results or performance to be materially different from future results or performance expressed or implied by these forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Quarterly Report and in oral statements made by our authorized officers:
•the impact of fluctuations in the amount of fuel purchased and sold by our customers and retail partners, respectively, fuel price volatility, and the actual price of fuel, including fuel spreads in the Company’s international markets, and the resulting impact on the Company’s results, including margins, revenues, and net income;
•the effects of general economic conditions and the amount of business activity in the economies in which we operate, including, but not limited to, conditions resulting from market volatility, an economic recession, the impact of tariffs, international trade wars or other international conflicts, including ongoing military conflicts, supply chain disruptions, increasing unemployment, inflation, changes in interest rates and declining consumer confidence, which may lead to, among other things, a decline or stagnation or volatility in demand for fuel, corporate payment services, travel related services, or employee benefits related products and services;
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
•the failure to repurchase shares in line with our expectations at favorable prices, if at all;
•the impact of provisions in our charter documents, Delaware law and applicable banking laws that may delay or prevent our acquisition or other strategic actions by a third party; as well as
•other risks and uncertainties identified in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 13, 2026, and subsequent filings with the SEC.
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

A&R 2019 Plan	The Company’s Amended and Restated 2019 Equity and Incentive Plan, as amended on May 15, 2025.
Adjusted free cash flow	A non-GAAP measure calculated as cash flows from operating activities, adjusted for net purchases of current investment securities, capital expenditures, net Funding Activity, changes in WEX Bank cash balances and certain other adjustments.
Adjusted net income or ANI	A non-GAAP measure that adjusts net income (loss) to exclude all items excluded in segment adjusted operating income except unallocated corporate expenses, further excluding unrealized gains and losses on financial instruments, net foreign currency gains and losses, debt issuance cost amortization, tax related items and certain other non-operating items, as applicable depending on the period presented.
ASU	Accounting Standards Update
Average number of SaaS accounts	Represents the average number of active consumer-directed health, COBRA, and billing accounts on our SaaS platforms. HSA accounts for which WEX Inc. serves as the non-bank custodian under designation by the U.S. Department of Treasury are included in this average.
B2B	Business-to-Business
CODM	Chief Operating Decision Maker
Company	WEX Inc. and all entities included in the consolidated financial statements.
Corporate Cash	Calculated in accordance with the terms of our consolidated leverage ratio in the Company’s Credit Agreement.
Credit Agreement	Amended and Restated Credit Agreement entered into on April 1, 2021 (as amended from time to time) by and among the Company and certain of its subsidiaries, as borrowers, and Bank of America, N.A., as administrative agent on behalf of the lenders.
DSUs	Deferred stock units held by non-employee directors.
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve Bank Discount Window	Monetary policy that allows WEX Bank to borrow funds on a short-term basis to meet temporary shortages of liquidity caused by internal or external disruptions.
FHLB	Federal Home Loan Bank
FSA	Flexible spending account
Funding Activity	Includes the change in net deposits, net advances from the FHLB, changes in participation debt, and changes in borrowed federal funds, which are all used as part of WEX Bank’s accounts receivable funding strategy.
GAAP	Generally accepted accounting principles in the United States
HRA	Health Reimbursement Arrangements
HSA	Health savings account
HSA Yield	HSA Yield is calculated by dividing total custodial investment revenue by average HSA custodial cash assets.
Indenture	The indenture dated as of March 6, 2025, among the Company, the subsidiary guarantors party thereto and Citibank, N.A., as trustee, which governs the Senior Notes.
MSUs	Market share units
NAV	Net asset value
Net interchange rate	Represents the percentage of the dollar value of each payment processing transaction that WEX records as revenue from merchants, less certain discounts given to customers and network fees.

Net late fee rate	Net late fee rate represents late fee revenue as a percentage of fuel purchased by fleets that have a payment processing relationship with WEX.
Net payment processing rate	The percentage of each payment processing $ of fuel that the Company records as revenue from merchants less certain discounts given to customers and network fees.
OID	Original issue discount
Operating cash flow	Net cash provided by (used for) operating activities
Operating interest	Interest expense incurred on the operating debt obtained to provide liquidity for the Company’s short-term receivables or used for investing purposes in fixed income debt securities.
Over-the-road	Typically, heavy trucks traveling long distances.
Payment processing $ of fuel	Total dollar value of the fuel purchased by fleets that have a payment processing relationship with WEX.
Payment processing transactions	Total number of purchases made by fleets that have a payment processing relationship with the Company where the Company maintains the receivable for the total purchase.
Processing costs	Expenses related to processing transactions, servicing customers and merchants and costs of goods sold related to hardware and other product sales.
PSUs	Performance stock units
Purchase volume	Purchase volume in the Corporate Payments segment represents the total dollar value of all WEX-issued transactions that use WEX corporate card products and virtual card products. Purchase volume in the Benefits segment represents the total dollar value of all transactions where interchange is earned by WEX.
Revolving Credit Facility	The Company’s secured revolving credit facility under the Credit Agreement
RSUs	Restricted stock units
SaaS	Software-as-a-Service
SEC	Securities and Exchange Commission
Senior Notes	$550.0 million 6.500% senior unsecured notes, issued March 6, 2025 and due March 15, 2033
Service fees	Costs incurred from third-party networks utilized to deliver payment solutions and other third-parties utilized in performing services directly related to generating revenue.
SOFR	Secured Overnight Financing Rate
Tender Offer
The Company’s modified “Dutch auction” tender offer, that was completed on March 31, 2025, to purchase for cash up to $750 million in value of shares of its common stock upon the terms and subject to the conditions described in that certain Schedule TO and the exhibits thereto, that were originally filed by the Company with the SEC on February 26, 2025 and subsequently amended.

Topic 606	Accounting Standards Codification Section 606, Revenue from Contracts with Customers
Total segment adjusted operating income	A non-GAAP measure that adjusts operating income to exclude specified items that the Company’s management excludes in evaluating segment performance, including unallocated corporate expenses, acquisition-related intangible amortization, other acquisition and divestiture related items, debt restructuring costs, stock-based compensation, other costs and certain non-recurring or non-cash operating charges that are not core to our operations, as applicable depending on the period presented.
Total volume	Includes purchases on WEX-issued accounts as well as purchases on third party-issued accounts using a WEX platform.
UDFI	Utah Department of Financial Institutions
VIE	Variable interest entity
WEX	WEX Inc., and all of its subsidiaries that are consolidated under accounting principles generally accepted in the United States, unless otherwise indicated or required by the context.
WEX Australia	WEX Card Holdings Australia Pty Ltd and its subsidiaries
WEX Bank	An industrial bank organized under the laws of the State of Utah, and wholly owned subsidiary of WEX Inc.
WEX Europe Services	WEX Europe Service Limited, a European Mobility business

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

WEX Inc. Condensed Consolidated Statements of Operations
(in millions, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues
Payment processing revenue	$344.5	$285.2	$628.6	$557.1
Account servicing revenue	177.8	177.9	360.3	357.0
Finance fee revenue	101.9	80.4	182.0	156.1
Other revenue	129.4	116.1	256.4	226.0
Total revenues	753.5	659.6	1,427.4	1,296.1
Cost of services
Processing costs	161.0	161.4	325.9	328.8
Service fees	23.8	23.3	48.0	48.9
Provision for credit losses	33.0	21.5	62.3	37.4
Operating interest	32.6	28.7	56.3	52.8
Depreciation and amortization	39.4	37.9	77.2	74.7
Total cost of services	289.7	272.7	569.8	542.6
General and administrative	104.3	86.3	191.7	160.0
Sales and marketing	112.7	97.7	217.2	188.6
Depreciation and amortization	43.7	46.0	87.4	90.8
Operating income	203.2	156.8	361.3	314.0
Financing interest expense, net of financial instruments	(52.2)	(65.0)	(105.8)	(118.0)
Change in fair value of contingent consideration	—	(0.8)	(0.7)	(1.6)
Net foreign currency (loss) gain	(0.5)	2.4	4.1	(0.7)
Income before income taxes	150.5	93.4	258.9	193.7
Income tax expense	41.9	25.2	72.7	54.1
Net income attributable to shareholders	$108.5	$68.1	$186.2	$139.6

Net income attributable to shareholders per share:
Basic	$3.13	$1.98	$5.39	$3.81
Diluted	$3.11	$1.98	$5.33	$3.78
Weighted average common shares outstanding:
Basic	34.7	34.3	34.6	36.6
Diluted	34.9	34.4	35.0	36.9
See notes to the unaudited condensed consolidated financial statements.

Table of Contents	PART I
WEX Inc. Condensed Consolidated Statements of Comprehensive Income
(in millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income attributable to shareholders	$108.5	$68.1	$186.2	$139.6

Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on available-for-sale debt securities	(10.9)	24.6	(57.4)	73.3
Foreign currency translation	(3.2)	49.3	(6.9)	67.7
Other comprehensive (loss) income, net of tax	(14.1)	73.9	(64.3)	141.0

Comprehensive income	$94.4	$142.0	$121.9	$280.6
See notes to the unaudited condensed consolidated financial statements.

Table of Contents	PART I
WEX Inc. Condensed Consolidated Balance Sheets
(in millions, except per share data)
(unaudited)

	June 30, 2026	December 31, 2025
Assets
Cash and cash equivalents(1)	$1,161.5	$905.8
Restricted cash	612.5	772.7
Accounts receivable, net	4,761.0	3,362.6
Investment securities	4,940.1	4,332.9
Securitized accounts receivable, restricted(1)	155.9	123.7
Prepaid expenses and other current assets	174.7	215.4
Total current assets	11,805.7	9,713.0
Property, equipment and capitalized software (net of accumulated depreciation of $785.2 in 2026 and $713.0 in 2025)	258.9	253.7
Goodwill	3,022.6	3,015.3
Other intangible assets (net of accumulated amortization of $1,820.1 in 2026 and $1,730.0 in 2025)	1,054.0	1,088.2
Investment securities	106.8	94.2
Deferred income taxes, net	16.8	16.9
Other assets	233.9	218.2
Total assets	$16,498.8	$14,399.5
Liabilities and Stockholders’ Equity
Accounts payable	$1,768.4	$1,070.4
Accrued expenses and other current liabilities	538.5	695.2
Restricted cash payable	611.3	771.5
Short-term deposits	6,550.0	5,423.1
Short-term debt, net(1)	1,834.2	1,326.4
Total current liabilities	11,302.3	9,286.6
Long-term debt, net	3,523.0	3,532.0
Deferred income taxes, net	201.7	187.3
Other liabilities	127.3	159.1
Total liabilities	15,154.3	13,165.0
Stockholders’ Equity
Common stock $0.01 par value; 175.0 shares authorized; 51.1 shares issued in 2026 and 50.7 in 2025; 34.3 shares outstanding in 2026 and 2025	0.5	0.5
Additional paid-in capital	1,257.1	1,208.9
Retained earnings	2,557.0	2,370.8
Accumulated other comprehensive loss	(192.5)	(128.1)
Treasury stock at cost; 16.8 shares in 2026 and 16.4 shares in 2025	(2,277.6)	(2,217.6)
Total stockholders’ equity	1,344.6	1,234.5
Total liabilities and stockholders’ equity	$16,498.8	$14,399.5
(1) The Company’s condensed consolidated balance sheets include assets and liabilities of consolidated VIEs. See Note 10, Financing and Other Debt, for further details.

See notes to the unaudited condensed consolidated financial statements.

Table of Contents	PART I
WEX Inc. Condensed Consolidated Statements of Stockholders’ Equity
(in millions)
(unaudited)

	Common Stock Issued		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2026	50.7	$0.5	$1,208.9	$2,370.8	$(128.1)	$(2,217.6)	$1,234.5
Stock issued under share-based compensation plans	0.4	—	1.4	—	—	—	1.4
Reclassification of liability-classified awards to equity	—	—	14.5	—	—	—	14.5
Share repurchases for tax withholdings	—	—	(31.1)	—	—	—	(31.1)
Stock-based compensation expense	—	—	27.5	—	—	—	27.5
Unrealized loss on available-for-sale debt securities	—	—	—	—	(46.5)	—	(46.5)
Foreign currency translation	—	—	—	—	(3.7)	—	(3.7)
Net income	—	—	—	77.7	—	—	77.7
Balance at March 31, 2026	51.1	$0.5	$1,221.3	$2,448.5	$(178.3)	$(2,217.6)	$1,274.4
Stock issued under share-based compensation plans	—	—	0.6	—	—	—	0.6
Share repurchases for tax withholdings	—	—	(1.2)	—	—	—	(1.2)
Repurchases of common stock	—	—	—	—	—	(60.0)	(60.0)
Stock-based compensation expense	—	—	36.4	—	—	—	36.4
Unrealized loss on available-for-sale debt securities	—	—	—	—	(10.9)	—	(10.9)
Foreign currency translation	—	—	—	—	(3.2)	—	(3.2)
Net income	—	—	—	108.5	—	—	108.5
Balance at June 30, 2026	51.1	$0.5	$1,257.1	$2,557.0	$(192.5)	$(2,277.6)	$1,344.6

Table of Contents	PART I
WEX Inc. Condensed Consolidated Statements of Stockholders’ Equity (continued)
(in millions)
(unaudited)

	Common Stock Issued		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2025	50.3	$0.5	$1,149.7	$2,066.8	$(312.3)	$(1,416.0)	$1,488.8
Stock issued under share-based compensation plans	0.3	—	1.2	—	—	—	1.2
Share repurchases for tax withholdings	—	—	(25.5)	—	—	—	(25.5)
Repurchases of common stock	—	—	—	—	—	(801.6)	(801.6)
Stock-based compensation expense	—	—	8.8	—	—	—	8.8
Unrealized gain on available-for-sale debt securities	—	—	—	—	48.7	—	48.7
Foreign currency translation	—	—	—	—	18.4	—	18.4
Net income	—	—	—	71.5	—	—	71.5
Balance at March 31, 2025	50.6	$0.5	$1,134.2	$2,138.3	$(245.1)	$(2,217.5)	$810.4
Stock issued under share-based compensation plans	—	—	0.1	—	—	—	0.1
Share repurchases for tax withholdings	—	—	(1.2)	—	—	—	(1.2)
Repurchases of common stock	—	—	—	—	—	(0.1)	(0.1)
Stock-based compensation expense	—	—	27.4	—	—	—	27.4
Unrealized gain on available-for-sale debt securities	—	—	—	—	24.6	—	24.6
Foreign currency translation	—	—	—	—	49.3	—	49.3
Net income	—	—	—	68.1	—	—	68.1
Balance at June 30, 2025	50.7	$0.5	$1,160.6	$2,206.4	$(171.1)	$(2,217.6)	$978.7
See notes to the unaudited condensed consolidated financial statements.

Table of Contents	PART I
WEX Inc. Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net income	$186.2	$139.6
Adjustments to reconcile net income to net cash used for operating activities:
Stock-based compensation	63.9	44.3
Depreciation and amortization	164.6	165.5
Provision for credit losses	62.3	37.4
Other non-cash adjustments	8.0	1.3
Net change in operating assets and liabilities	(893.4)	(605.1)
Net cash used for operating activities	(408.4)	(217.0)

Cash flows from investing activities
Purchases of property, equipment and capitalized software	(81.0)	(67.2)
Purchase of other investments	(27.1)	(12.7)
Purchases of available-for-sale debt securities	(1,036.3)	(785.8)
Sales and maturities of available-for-sale debt securities	364.7	464.9
Acquisition of intangible assets	—	(14.5)
Other investing activities	(0.4)	(0.3)
Net cash used for investing activities	(780.0)	(415.8)

Cash flows from financing activities
Repurchases of common stock	(63.8)	(799.7)
Net change in deposits	1,127.5	640.3
Net change in restricted cash payable	(150.4)	(134.2)
Borrowings on revolving credit facility	5,879.3	5,625.8
Repayments on revolving credit facility	(5,860.9)	(5,753.2)
Borrowings on term loans	—	447.8
Repayments on term loans	(31.7)	(30.6)
Proceeds from issuance of Senior Notes	—	550.0
Advances from the FHLB	15,439.0	6,734.0
Repayments to the FHLB	(15,012.0)	(6,694.0)
Net change in borrowed federal funds	100.0	170.0
Net (repayments) borrowings on other debt	(20.0)	19.2
Payments of deferred and contingent consideration	(80.7)	(76.7)
Other financing activities	(30.3)	(38.3)
Net cash provided by financing activities	1,296.1	660.4
Effect of exchange rates on cash, cash equivalents and restricted cash	(12.1)	66.9
Net change in cash, cash equivalents and restricted cash	95.5	94.4
Cash, cash equivalents and restricted cash, beginning of period	1,678.4	1,437.0
Cash, cash equivalents and restricted cash, end of period	$1,774.0	$1,531.5
See notes to the unaudited condensed consolidated financial statements.

Table of Contents	PART I

WEX INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	Basis of Presentation
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
In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation in accordance with GAAP have been included. Operating results for the three and six months ended June 30, 2026, are not necessarily indicative of the results for any future periods or the year ending December 31, 2026. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements that are included in the Company’s Annual Report on Form 10–K for the year ended December 31, 2025, filed with the SEC on February 13, 2026 (“2025 Annual Report”).
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
Significant Accounting Policies
The significant accounting policies used in preparation of these condensed consolidated financial statements as of and for the six months ended June 30, 2026, are consistent with those discussed in “Note 1, Basis of Presentation and Summary of Significant Accounting Policies” to the consolidated financial statements in our 2025 Annual Report.
Cash and Cash Equivalents and Restricted Cash
The following table provides a reconciliation of end of period cash, cash equivalents and restricted cash reported within our condensed consolidated statements of cash flows to amounts within our condensed consolidated balance sheets for the periods ended:

	June 30, 2026	June 30, 2025
Cash and cash equivalents	$1,161.5	$772.6
Restricted cash	612.5	752.0
Cash classified as held for sale within prepaid expenses and other current assets	—	6.8
Cash, cash equivalents, and restricted cash shown in the statement of cash flows	$1,774.0	$1,531.5
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
WEX INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (unaudited)

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient for estimating expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under Topic 606. The expedient allows an entity to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. The amendments are effective for annual periods beginning after December 15, 2025, and interim periods within those annual periods. The Company has evaluated the provisions of this ASU and has determined not to elect the practical expedient.
The Company did not adopt any accounting standards during the six months ended June 30, 2026.

Standard	Description	Date/Method of Adoption	Effect on financial statements or other significant matters
Not Yet Adopted as of June 30, 2026
ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses	Requires disclosure in the notes to the financial statements of specified information about certain costs and expenses (including the amounts of employee compensation, depreciation and intangible asset amortization) included within each income statement expense caption.	The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU, or (2) retrospectively to all prior periods presented in the financial statements.	The Company is currently evaluating the impact that the adoption of this ASU will have on its consolidated financial statements and disclosures.
ASU 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software	Modernizes the accounting for internal-use software. The update eliminates the prescriptive software development stages (e.g., preliminary project stage, application development stage) and instead requires capitalization to begin when management authorizes and commits to funding the project and it is probable the project will be completed and used to perform the function intended.	The standard is effective for annual reporting periods beginning after December 15, 2027, and interim periods within those annual periods. Early adoption is permitted as of the beginning of an annual reporting period. The amendments may be applied using a prospective, modified, or retrospective transition approach.	The Company is currently evaluating the impact that this new guidance will have on its consolidated financial statements and related disclosures.
ASU 2025-08, Financial Instruments—Credit Losses (Topic 326): Purchased Loans	The amendments in this update expand the use of the “gross-up” approach to certain acquired loans beyond purchased financial assets with credit deterioration. Under this approach, an allowance for expected credit losses is recognized at acquisition, offsetting the loan’s amortized cost basis, thereby eliminating the day-one credit loss expense previously required.	The standard is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted. The amendments should be applied on a prospective basis to loans acquired on or after the initial application date.	The Company is evaluating the provisions of this ASU and does not expect adoption to have a material impact on its consolidated financial statements.

3.	Revenues
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
The following tables disaggregate the Company’s consolidated revenues, substantially all of which relate to services transferred to the customer over time:

Table of Contents	PART I
WEX INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (unaudited)

	Three Months Ended June 30, 2026
(in millions)	Mobility	Benefits	Corporate Payments	Total
Topic 606 revenues
Payment processing revenue	$210.8	$29.5	$104.1	$344.5
Account servicing revenue	11.3	107.4	16.6	135.3
Other revenue	23.0	10.5	0.1	33.6
Total Topic 606 revenues	$245.1	$147.4	$120.8	$513.3
Non-Topic 606 revenues	177.3	58.6	4.3	240.2
Total revenues	$422.4	$206.0	$125.1	$753.5

	Three Months Ended June 30, 2025
(in millions)	Mobility	Benefits	Corporate Payments	Total
Topic 606 revenues
Payment processing revenue	$160.4	$27.2	$97.7	$285.2
Account servicing revenue	10.5	110.4	15.4	136.4
Other revenue	24.5	8.2	—	32.8
Total Topic 606 revenues	$195.4	$145.9	$113.1	$454.4
Non-Topic 606 revenues	150.8	49.1	5.2	205.1
Total revenues	$346.2	$195.1	$118.3	$659.6

	Six Months Ended June 30, 2026
(In millions)	Mobility	Benefits	Corporate Payments	Total
Topic 606 revenues
Payment processing revenue	$367.6	$62.5	$198.5	$628.6
Account servicing revenue	23.0	221.9	31.4	276.2
Other revenue	47.3	23.3	0.2	70.7
Total Topic 606 revenues	$437.9	$307.6	$230.1	$975.6
Non-Topic 606 revenues	329.2	114.5	8.1	451.8
Total revenues	$767.0	$422.1	$238.2	$1,427.4

	Six Months Ended June 30, 2025
(In millions)	Mobility	Benefits	Corporate Payments	Total
Topic 606 revenues
Payment processing revenue	$316.7	$56.9	$183.4	$557.1
Account servicing revenue	20.7	226.4	28.7	275.8
Other revenue	49.7	16.1	—	65.8
Total Topic 606 revenues	$387.2	$299.4	$212.1	$898.7
Non-Topic 606 revenues	292.9	94.9	9.6	397.4
Total revenues	$680.0	$394.4	$221.8	$1,296.1
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

(in millions)
Contract balance	Location on the condensed consolidated balance sheets	June 30, 2026	December 31, 2025
Receivables	Accounts receivable, net	$58.0	$57.1
Contract assets	Prepaid expenses and other current assets	30.7	17.6
Contract assets	Other assets	33.2	36.2
Contract liabilities	Accrued expenses and other current liabilities	25.9	26.7
Contract liabilities	Other liabilities	54.2	64.8
During the three and six months ended June 30, 2026 and 2025, the Company recognized revenue of $6.4 million and $16.4 million and $7.4 million and $16.3 million, respectively, included in the opening contract liabilities balances.
Remaining Performance Obligations
The Company’s unsatisfied or partially unsatisfied performance obligations as of June 30, 2026, represent the remaining minimum monthly fees on a portion of contracts across the lines of business, deferred revenue associated with stand ready payment processing obligations and contractually obligated professional services yet to be provided by the Company. The total remaining performance obligations below are not indicative of the Company’s future revenue, as they relate to an insignificant portion of the Company’s operations.
The following table includes revenue expected to be recognized by year related to remaining performance obligations as of June 30, 2026.

(in millions)	Remaining 2026	2027	2028	2029	2030	Thereafter	Total
Minimum monthly fees[1]	$33.2	$37.2	$17.5	$6.6	$2.7	$—	$97.2
Other[2]	19.3	27.1	28.0	28.6	8.6	7.2	118.9
Total remaining performance obligations	$52.5	$64.5	$45.5	$35.2	$11.3	$7.2	$216.2
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
Asset Acquisition
During July 2025, the Company became the co-branded card issuer for the BP Products North America, Inc. (“bp”) Co-branded Commercial Fleet Card program, conditioned in part on completing a purchase and sale agreement with a third party to acquire the bp program portfolio.
During October 2025, the Company entered into a definitive asset purchase agreement to acquire the rights to the existing card program portfolio (“the Purchased Assets”) and existing trade accounts receivable from the third party and the Company advanced consideration of $58.6 million, equal to the Purchased Assets’ agreed upon fair market value premium. Such consideration paid was recorded as a short-term deposit within prepaid expenses and other current assets

Table of Contents	PART I
WEX INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (unaudited)

on the condensed consolidated balance sheet as of December 31, 2025. The $58.6 million payment was included within cash flows from investing activities on the consolidated statement of cash flows for the year ended December 31, 2025.
During the first quarter of 2026, the existing card program portfolio was converted onto the Company’s payment processing platform and the contractual closing of the purchase and sale of the Purchased Assets occurred. The cost of the Purchased Assets was accounted for under the asset acquisition method of accounting. The short-term deposit was reclassified to a customer relationship intangible asset and is being amortized over a useful life of 10 years equal to the contract term with bp.
During the second quarter of 2026, the cost of the receivable balances was finalized and payment of $23.0 million was made to the seller. Such payment has been included within cash flows from operating activities on the condensed consolidated statement of cash flows.

5.	Accounts Receivable, Net
Accounts receivable consists of amounts billed to and due from customers across a wide range of industries and other third parties. The Company often extends short-term credit to cardholders by paying the merchant for the purchase price less the fees it retains and records as revenue, then subsequently collecting the total purchase price from the cardholder. The Company also extends revolving credit to certain small fleets. The Company had approximately $130.5 million and $104.8 million in gross receivables with revolving credit balances as of June 30, 2026 and December 31, 2025, respectively.
The allowance for accounts receivable consists of reserves for both credit and fraud losses, reflecting management’s current estimate of uncollectible balances on its accounts receivable. The following tables present changes in the accounts receivable allowances by portfolio segment:

	Three Months Ended June 30, 2026
(in millions)	Mobility	Benefits	Corporate Payments	Total
Balance, beginning of period	$63.6	$1.3	$22.9	$87.8
Provision for credit losses(1)	32.3	0.8	(0.1)	33.0
Other(2)	3.9	—	—	3.9
Charge-offs	(30.6)	(0.2)	(4.3)	(35.1)
Recoveries of amounts previously charged-off	3.5	—	0.1	3.7
Currency translation	(0.1)	—	—	(0.1)
Balance, end of period	$72.7	$1.8	$18.6	$93.2

	Three Months Ended June 30, 2025
(in millions)	Mobility	Benefits	Corporate Payments	Total
Balance, beginning of period	$53.9	$6.7	$14.9	$75.5
Provision for credit losses(1)	15.4	(0.2)	6.4	21.5
Other(2)	5.1	—	—	5.1
Charge-offs	(22.5)	(0.4)	(0.9)	(23.7)
Recoveries of amounts previously charged-off	4.0	—	—	4.1
Currency translation	0.5	—	0.7	1.2
Balance, end of period	$56.2	$6.1	$21.3	$83.7

Table of Contents	PART I
WEX INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (unaudited)

	Six Months Ended June 30, 2026
(In millions)	Mobility	Benefits	Corporate Payments	Total
Balance, beginning of period	$58.1	$2.0	$24.2	$84.3
Provision for credit losses(1)	57.9	0.2	4.2	62.3
Other(2)	8.5	—	—	8.5
Charge-offs	(57.8)	(0.3)	(9.7)	(67.9)
Recoveries of amounts previously charged-off	6.2	—	0.2	6.4
Currency translation	(0.1)	—	(0.2)	(0.3)
Balance, end of period	$72.7	$1.8	$18.6	$93.2

	Six Months Ended June 30, 2025
(In millions)	Mobility	Benefits	Corporate Payments	Total
Balance, beginning of period	$56.6	$7.7	$13.2	$77.6
Provision for credit losses(1)	29.3	(1.3)	9.4	37.4
Other(2)	9.7	—	—	9.7
Charge-offs	(46.5)	(0.4)	(2.5)	(49.4)
Recoveries of amounts previously charged-off	6.5	—	—	6.6
Currency translation	0.7	—	1.0	1.7
Balance, end of period	$56.2	$6.1	$21.3	$83.7
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
The following table presents the outstanding balance of trade accounts receivable that are less than 30 and 60 days past due, shown in each case as a percentage of total trade accounts receivable:

Delinquency Status	June 30, 2026	December 31, 2025
Less than 30 days past due	99%	98%
Less than 60 days past due	99%	99%
Concentration of Credit Risk
The receivables portfolio primarily consists of a large group of homogeneous balances across a wide range of industries, which are collectively evaluated for impairment. No individual customer had a receivable balance representing 10 percent or more of the outstanding receivables balance at June 30, 2026 or December 31, 2025.

Table of Contents	PART I
WEX INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (unaudited)

6.	Repurchases of Common Stock
Under share repurchase programs authorized by our board of directors from time to time, the Company may repurchase up to specified dollar values of shares of its common stock through a variety of methods as approved by our board of directors. The number of shares repurchased by the Company during the three and six months ended June 30, 2026 and 2025 pursuant to previously announced and approved repurchase programs have been recorded as treasury stock in our condensed consolidated balance sheet and are included in the following table.
Summary of Share Repurchases

(In millions)	Shares	Total Cost[1]
Three months ended June 30, 2026	0.4	$60.0
Six months ended June 30, 2026	0.4	$60.0
Three months ended June 30, 2025	—	$0.1
Six months ended June 30, 2025	5.1	$801.7
1 Reflects the applicable one percent excise tax imposed by the Inflation Reduction Act of 2022 on the net value of certain stock repurchases along with costs and fees of the 2025 Tender Offer, as applicable. Such excise taxes are included within cash flows from financing activities when paid.

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
The following table presents net income and reconciles basic and diluted shares outstanding used in the earnings per share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Net income	$108.5	$68.1	$186.2	$139.6

Weighted average common shares outstanding – Basic	34.7	34.3	34.6	36.6
Dilutive impact of share-based compensation awards(1)	0.2	0.1	0.4	0.3
Weighted average common shares outstanding – Diluted	34.9	34.4	35.0	36.9
(1)For the three and six months ended June 30, 2026, 0.9 million and 0.8 million, respectively, of outstanding share-based compensation awards were excluded from the computation of diluted earnings per share under the treasury stock method, as the effect of including those shares would be anti-dilutive. For the three and six months ended June 30, 2025, 0.9 million and 0.8 million, respectively, of outstanding share-based compensation awards were excluded from the computation of diluted earnings per share under the treasury stock method, as the effect of including those shares would be anti-dilutive. In addition, certain PSUs and MSUs are excluded from the calculation of dilutive earnings per share because the underlying threshold performance or market conditions have not yet been achieved by the end of the reporting period.

Table of Contents	PART I
WEX INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (unaudited)

8.	Derivative Instruments
Contingent Consideration Derivative Liability
At June 30, 2026 and December 31, 2025, the Company had a contingent consideration derivative liability associated with its asset acquisition from Bell Bank. See Note 13, Financial Instruments − Fair Value and Concentrations of Credit Risk, for further discussion of this derivative and for more information regarding the valuation of the Company’s derivatives.

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
Customer deposits are generally non-interest bearing, certificates of deposit are issued at fixed rates, money market deposits may be issued at both fixed and variable interest rates based on the Federal Funds rate and interest rates on HSA deposits are as defined within the consumer account agreements.
The following table presents the composition of deposits, which are classified as short-term or long-term based on their contractual maturities:

(in millions)	June 30, 2026	December 31, 2025
Customer deposits	$309.2	$245.6
Contractual deposits with maturities within 1 year(1),(2)	336.6	250.0
Interest-bearing money market deposits(1)	1,146.1	727.5
HSA deposits(3)	4,758.0	4,200.0
Short-term deposits	$6,550.0	$5,423.1

Weighted average cost of funds on contractual deposits outstanding	3.97%	4.00%
Weighted average cost of interest-bearing money market deposits outstanding	3.81%	3.79%
Weighted average cost of HSA deposits outstanding	0.11%	0.11%
(1)As of June 30, 2026 and December 31, 2025, all certificates of deposit and money market deposits were in denominations of $250,000 or less, corresponding to FDIC deposit insurance limits.
(2)Includes certificates of deposit and certain money market deposits, if any, which have a fixed maturity.
(3)HSA deposits are recorded within short-term deposits on the condensed consolidated balance sheets as the funds can be withdrawn by the account holders at any time.

Table of Contents	PART I
WEX INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (unaudited)

10.	Financing and Other Debt
The following tables summarize the Company’s total outstanding debt as of June 30, 2026 and December 31, 2025.

	As of June 30, 2026		As of December 31, 2025
(in millions)	Balance Outstanding	Interest Rate	Balance Outstanding	Interest Rate
Short term debt:
Securitized debt (VIEs)	$97.8	5.20%	$101.4	4.68%
Participation debt	49.6	5.91%	65.2	5.94%
FHLB advances	1,532.0	3.84%	1,105.0	3.87%
Borrowed federal funds	100.0	3.75%	—	—%
Current portion of long-term debt(5)	54.7	**	54.7	**
Total short term debt, net	$1,834.2		$1,326.4
**    Provided for the total Credit Agreement borrowings below.

	Balance Outstanding at:
(in millions)	June 30, 2026	December 31, 2025
Long-term debt:
Credit Agreement:
Term A-1 Loans(1)	$798.8	$821.3
Term B-2 Loans due April 1, 2028(2)	1,367.5	1,374.4
Term B-3 Loans due March 6, 2032(2)	444.4	446.6
Borrowings on Revolving Credit Facility(1)	446.8	428.4
Total borrowings under the Credit Agreement(3)	3,057.4	3,070.7
Senior Notes due March 15, 2033	550.0	550.0
Total long-term debt(4)	3,607.4	3,620.7
Less total unamortized debt issuance costs/discounts	(29.6)	(33.9)
Less current portion of long-term debt(5)	(54.7)	(54.7)
Long-term debt, net	$3,523.0	$3,532.0
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
(3)As of June 30, 2026 and December 31, 2025, amounts outstanding under the Credit Agreement bore a weighted average effective interest rate of 5.4 percent and 5.5 percent, respectively.
(4)See Note 13, Financial Instruments − Fair Value and Concentrations of Credit Risk for information regarding the fair value of the Company’s debt.
(5)Current portion of long-term debt as of both June 30, 2026 and December 31, 2025, is net of $8.7 million in unamortized debt issuance costs/discounts.

(in millions)	June 30, 2026	December 31, 2025
Supplemental information under Credit Agreement:
Letters of credit(1)	$44.6	$44.5
Remaining borrowing capacity on Revolving Credit Facility(2)	$1,108.6	$1,127.1
(1)Primarily collateralizing Corporate Payments processing activity.

Table of Contents	PART I
WEX INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (unaudited)

(2)Total commitments under the Revolving Credit Facility are $1.6 billion as of both June 30, 2026 and December 31, 2025. Borrowing capacity is contingent on maintaining compliance with the financial covenants as defined in the Company’s Credit Agreement. As of June 30, 2026, the Company pays a quarterly commitment fee at a rate per annum ranging from 0.25 percent to 0.45 percent of the daily unused portion of the Revolving Credit Facility determined based on the Company’s consolidated leverage ratio. The quarterly commitment fee in effect as of June 30, 2026 and December 31, 2025, was 0.30 percent.
Securitization Debt (VIEs)
Under securitized debt agreements, each month on a revolving basis, the Company sells certain of its Australian and European receivables to bankruptcy-remote entities that are VIEs consolidated by the Company, which in turn use the receivables as collateral to issue securitized debt. Amounts collected on the securitized receivables, including $5.0 million of cash and cash equivalents as of June 30, 2026, and approximately $7.1 million as of December 31, 2025, are restricted to pay the securitized debt and are not available for general corporate purposes. Additionally, creditors of the VIE do not have financial recourse to WEX Inc. The Company pays interest on the outstanding balance of the securitized debt based on variable interest rates plus an applicable margin.
The Company’s securitized debt agreement for the securitization of its European receivables is with MUFG Bank, Ltd., has a maximum revolving borrowing limit of €55.0 million and expires in April 2027, unless otherwise agreed to in writing by the parties. The Company’s securitized debt facility for the securitization of its Australian receivables is with Australia and New Zealand Banking Group Limited, has a varying borrowing limit by month, ranging from a low of A$100.0 million to a high of A$125.0 million, expires in October 2026, and is annually renewable thereafter unless earlier terminated.
Participation Debt
From time to time, WEX Bank enters into participation agreements with third-party banks to fund customers’ balances that exceed WEX Bank’s lending limit to individual customers. Associated unsecured borrowings generally carry a variable interest rate set according to an applicable reference rate plus a margin, which was 2.25 percent as of both June 30, 2026 and December 31, 2025.
As of June 30, 2026, the Company had an outstanding participation agreement that allows for total borrowings of up to $70.0 million and expires in December 2026, unless otherwise agreed to in writing by the parties. Borrowings under the participation agreement are included in short-term debt given they may be canceled by either party upon 60 days’ advance written notice.
FHLB Advances
WEX Bank is a member of the Federal Home Loan Bank (FHLB) of Des Moines, which provides WEX Bank short-term funding collateralized by investment securities. WEX Bank had $1.5 billion and $1.1 billion of collateralized borrowings outstanding with the FHLB as of June 30, 2026 and December 31, 2025, respectively. Remaining borrowing capacity as of June 30, 2026, was $118.3 million based on collateral provided as of that date.
Borrowed Federal Funds
WEX Bank borrows from short-term uncommitted federal funds lines of credit extended by various financial institutions to supplement the financing of the Company’s accounts receivable. Under these federal funds lines of credit as of June 30, 2026, WEX Bank had $100.0 million in outstanding borrowings, while as of December 31, 2025, WEX had no outstanding borrowings against these lines of credit.
Other Short Term Borrowings
As an additional source of liquidity, as of June 30, 2026, WEX Bank had pledged $299.9 million of its customer receivables to the Federal Reserve Bank as collateral for potential borrowings through the Federal Reserve Bank Discount Window. Amounts that can be borrowed are based on the amount of collateral pledged and were $221.9 million and $151.0 million as of June 30, 2026 and December 31, 2025, respectively. WEX Bank had no borrowings outstanding on this line of credit through the Federal Reserve Bank Discount Window as of June 30, 2026 and December 31, 2025.
Under an uncommitted borrowing facility, WEX Australia can be advanced up to A$21.3 million from Bank of America in short-term funds. Interest accrues on any advances at a rate fixed for each interest period of 1.80 percent above the

Table of Contents	PART I
WEX INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (unaudited)

Australian Bank Bill Buying Rate for that interest period. The Company had no borrowings outstanding on this facility as of June 30, 2026 and December 31, 2025.

11.	Off-Balance Sheet Arrangements
WEX Europe Services and WEX Bank Accounts Receivable Factoring
WEX Europe Services and WEX Bank are each party to separate accounts receivable factoring arrangements with unrelated third-party financial institutions to sell certain of their accounts receivable balances. Each subsidiary continues to service these receivables post-transfer with no participating interest. Upon transfer, proceeds received are recorded net of applicable costs or negotiated discount rates and are recorded in operating activities in the condensed consolidated statements of cash flows. Cost of factoring, which was immaterial for the three and six months ended June 30, 2026 and 2025, is recorded within cost of services in the condensed consolidated statements of operations.
The WEX Europe Services agreement automatically renews each January 1 unless either party gives not less than 90 days written notice of their intention to withdraw. Under this agreement, accounts receivable are sold without recourse to the extent that the customer balances are maintained at or below the credit limit established by the buyer. The Company maintains the risk of default on any customer receivable balances in excess of the buyer’s credit limit, which were immaterial as of June 30, 2026 and December 31, 2025. Under this arrangement, the Company sold $97.8 million and $180.4 million of accounts receivable during the three and six months ended June 30, 2026, respectively, and $120.5 million and $232.8 million of accounts receivable during the three and six months ended June 30, 2025, respectively.
The WEX Bank agreement has no set expiration date, however, either party can terminate the agreement with 30 days’ written notice. Under this arrangement, the Company sold $2.6 billion and $3.9 billion of trade accounts receivable during the three and six months ended June 30, 2026, respectively, and $3.6 billion and $5.9 billion of trade accounts receivable during the three and six months ended June 30, 2025, respectively.
Non-Bank Custodial HSA Cash Assets
As a non-bank custodian, WEX Inc. contracts with depository partners to hold custodial cash assets on behalf of individual account holders. As of June 30, 2026, WEX Inc. was custodian to approximately $5.2 billion in HSA cash assets. Of these custodial balances, approximately $477.1 million of HSA cash assets at June 30, 2026, were deposited with and managed by certain unrelated third-party partners and not recorded on our condensed consolidated balance sheets. Such third-party depository partners are regularly monitored by management for stability. The remaining balance of $4.8 billion in HSA cash assets as of June 30, 2026, is deposited with and managed by WEX Bank and is therefore reflected on our condensed consolidated balance sheets. See Note 9, Deposits, for further information about HSA deposits recorded on our condensed consolidated balance sheets.

12.	Investment Securities
The Company’s investment securities as of June 30, 2026 and December 31, 2025, are presented below. Accrued interest on investment securities of $44.2 million and $36.3 million, respectively, as of June 30, 2026 and December 31, 2025, is excluded from total investment securities and recorded within prepaid expenses and other current assets on the condensed consolidated balance sheets.
During the three and six months ended June 30, 2026, proceeds from the sale of available-for-sale securities were $26.1 million and $51.3 million, respectively. For the three and six months ended June 30, 2025, proceeds from the sale of available-for-sale securities were $25.0 million and $72.6 million, respectively. Gross realized gains and losses included in earnings as a result of these sales were immaterial for the three and six months ended June 30, 2026 and 2025.

Table of Contents	PART I
WEX INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (unaudited)

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value(1)
As of June 30, 2026
Current:
Available-for-sale debt securities(2):
U.S. treasury notes	$423.7	$0.2	$17.5	$406.4
Corporate and sovereign debt securities	1,714.3	13.6	17.0	1,710.9
Municipal bonds	68.9	0.4	3.4	65.9
Asset-backed securities	1,022.8	2.6	3.6	1,021.8
Mortgage-backed securities	1,764.1	8.9	37.9	1,735.2
Total current investment securities	$4,993.8	$25.6	$79.3	$4,940.1

Non-current:
Available-for-sale debt securities(3)	$67.6	$0.2	$1.6	$66.2
Equity securities(4):
Mutual fund				27.8
Pooled investment fund				12.9
Total non-current investment securities				$106.8

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value(1)
As of December 31, 2025
Current:
Available-for-sale debt securities:
U.S. treasury notes	$412.4	$1.0	$15.9	$397.5
Corporate and sovereign debt securities	1,322.8	29.7	2.9	1,349.6
Municipal bonds	68.7	0.8	2.9	66.6
Asset-backed securities	865.3	5.6	2.7	868.2
Mortgage-backed securities	1,659.6	17.1	25.7	1,651.0
Total current investment securities	$4,328.8	$54.3	$50.2	$4,332.9

Non-current:
Available-for-sale debt securities(3)	$54.8	$0.2	$1.3	$53.7
Equity securities(4):
Mutual fund				27.6
Pooled investment fund				12.9
Total non-current investment securities				$94.2
(1)The Company’s methods for measuring the fair value of its investment securities are discussed in Note 13, Financial Instruments − Fair Value and Concentrations of Credit Risk.
(2)As of June 30, 2026, the Company has pledged available-for-sale debt securities with a fair value of $86.3 million as collateral against recurring settlement obligations owed in conjunction with its transactions processed through licensed card networks and $1.7 billion as collateral for FHLB advances, as further discussed in Note 10, Financing and Other Debt.
(3)The fair value of available-for-sale debt securities at June 30, 2026, was comprised of municipal bonds of $60.5 million and mortgage-backed securities of $5.7 million. The fair value of available-for-sale debt securities at December 31, 2025 was comprised of municipal bonds of $45.3 million and mortgage-backed securities of $8.4 million.

Table of Contents	PART I
WEX INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (unaudited)

(4)Excludes $18.5 million and $18.4 million in equity securities as of June 30, 2026 and December 31, 2025, respectively, included in prepaid expenses and other current assets and other assets on the condensed consolidated balance sheets.
The following tables present estimated fair value and gross unrealized losses of available-for-sale debt securities in an unrealized loss position for less than and greater than one year for which an allowance for credit losses has not been recorded, aggregated by security category. There are no expected credit losses that have been recorded against our investment securities as of June 30, 2026 and December 31, 2025.

	As of June 30, 2026
	Less Than One Year		One Year or Longer		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment-grade rated debt securities:
U.S. treasury notes	$51.1	$0.8	$330.0	$16.7	$381.1	$17.5
Corporate and sovereign debt securities	947.1	14.8	33.3	2.1	980.4	17.0
Municipal bonds	57.1	1.4	31.0	3.4	88.1	4.9
Asset-backed securities	438.5	1.9	12.3	1.7	450.8	3.6
Mortgage-backed securities	738.0	11.6	408.0	26.5	1,146.1	38.0
Total available-for-sale debt securities	$2,231.8	$30.5	$814.7	$50.5	$3,046.5	$81.0

	As of December 31, 2025
	Less Than One Year		One Year or Longer		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment-grade rated debt securities:
U.S. treasury notes	$7.4	$0.1	$330.8	$15.8	$338.2	$15.9
Corporate and sovereign debt securities	147.5	0.7	47.3	2.3	194.8	3.0
Municipal bonds	50.5	0.7	34.6	3.3	85.1	4.0
Asset-backed securities	134.5	2.1	22.5	0.6	157.0	2.7
Mortgage-backed securities	227.4	1.4	477.7	24.5	705.1	25.9
Total available-for-sale debt securities	$567.3	$5.0	$912.8	$46.5	$1,480.2	$51.5

At June 30, 2026, there were 831 investment positions where the current fair value was less than the related amortized cost. Such unrealized losses are primarily driven by the elevated interest rate environment and are not considered to be credit-related based upon an analysis that considered the extent to which the fair value is less than the amortized basis of a security, adverse conditions specifically related to the security, changes to credit rating of the instrument subsequent to Company purchase, and the strength of the underlying collateral, if any. Additionally, the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases.
The following table summarizes the contractual maturity dates of the Company’s available-for-sale debt securities.

	June 30, 2026
(in millions)	Amortized Cost	Fair Value
Due within one year	$110.7	$110.1
Due after 1 year through year 5	864.1	848.5
Due after 5 years through year 10	1,316.2	1,309.1
Due after 10 years	2,770.3	2,738.6
Total	$5,061.4	$5,006.2

Table of Contents	PART I
WEX INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (unaudited)

Equity Securities
During the three and six months ended June 30, 2026 and 2025, unrealized gains and losses recognized on equity securities still held as of those dates were immaterial.
Other Investments
The Company’s other investments at June 30, 2026 and December 31, 2025, which include Federal Home Loan Bank stock and minority equity or other investments in early-stage companies and venture capital funds for which there is no readily determinable fair value and over which we do not exert significant influence, were $103.3 million and $76.6 million, respectively. The investments are recorded at cost within other assets on our condensed consolidated balance sheets.

13.	Financial Instruments − Fair Value and Concentrations of Credit Risk
Financial Instruments Measured at Fair Value on a Recurring Basis
The following table presents the Company’s financial instruments that are measured at fair value on a recurring basis, as classified within the three-level fair value hierarchy:

(in millions)	Fair Value Hierarchy	June 30, 2026	December 31, 2025
Assets:
Money market mutual funds(1)	1	$58.4	$64.3
U.S. Treasury bills(1)	2	—	99.9

Investment securities, current:
Available-for-sale debt securities:
U.S. treasury notes	2	$406.4	$397.5
Corporate and sovereign debt securities	2	1,710.9	1,349.6
Municipal bonds	2	65.9	66.6
Asset-backed securities	2	1,021.8	868.2
Mortgage-backed securities	2	1,735.2	1,651.0
Total		$4,940.1	$4,332.9

Investment securities, non-current:
Available-for-sale debt securities	2	$66.2	$53.7
Equity securities:
Mutual fund	1	27.8	27.6
Pooled investment fund measured at NAV(2)		12.9	12.9
Total		$106.8	$94.2

Executive deferred compensation plan trust(3)	1	$18.5	$18.4

Liabilities:
Contingent consideration(4)	2	$18.6	$68.9
(1)The fair value is recorded in cash and cash equivalents.

Table of Contents	PART I
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
(3)The fair value is recorded as current or long-term based on the timing of the Company’s executive deferred compensation plan payment obligations. At June 30, 2026, $2.0 million and $16.5 million in fair value is recorded within prepaid expenses and other current assets and other assets, respectively. At December 31, 2025, $2.2 million and $16.3 million in fair value is recorded within prepaid expenses and other current assets and other assets, respectively.
(4)The fair value is recorded as current or long-term based on the timing of expected payments. As of June 30, 2026, the total fair value of $18.6 million is recorded within accrued expenses and other current liabilities. At December 31, 2025, $51.0 million and $17.9 million in fair value is recorded within accrued expenses and other current liabilities and other liabilities, respectively.
Money Market Mutual Funds
A portion of the Company’s cash and cash equivalents are invested in money market mutual funds that primarily consist of short-term government securities, which are classified as Level 1 in the fair value hierarchy because they are valued using quoted market prices for identical instruments in an active market.
U.S. Treasury Bills
At December 31, 2025, a portion of the Company’s cash and cash equivalents was invested in U.S. treasury bills with maturities of 30 days or less, which are classified as Level 2 in the fair value hierarchy because they are valued using quoted market prices for similar or identical instruments in a market that is not active.
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
Pooled Investment Fund
The pooled investment fund maintains individual capital accounts for each investor, which reflect each individual investor’s share of the NAV of the fund. As of June 30, 2026 and December 31, 2025, the Company had no unfunded commitments with respect to the fund. Investments in the fund may be redeemed monthly with 30 days’ notice.
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
Due to significant increases in the Federal Funds rate since the acquisition date, the fair value of the Company’s contingent consideration derivative liability at both June 30, 2026 and December 31, 2025, was effectively measured at the present value of the maximum remaining contingent consideration payable under the arrangement.

Table of Contents	PART I
WEX INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (unaudited)

Financial Instruments Measured at Carrying Value, for which Fair Value is Disclosed
The fair value of the Company’s financial instruments, which are measured and reported at carrying value, is as follows for the periods indicated:

	June 30, 2026		December 31, 2025
(in millions)	Carrying value	Fair value	Carrying value	Fair value
Term A-1 Loans(1)	$798.8	**	$821.3	**
Term B-2 Loans(1)	1,367.5	**	1,374.4	**
Term B-3 Loans(1)	444.4	**	446.6	**
Outstanding borrowings on Revolving Credit Facility(1)	446.8	**	428.4	**
Senior Notes(1)	550.0	**	550.0	**
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
Other Assets and Liabilities
The carrying value of certain of the Company’s financial instruments, other than those presented above, including cash, cash equivalents, restricted cash and restricted cash payable, short-term contractual deposits and HSA deposits, accounts receivable and securitized accounts receivable, accounts payable, accrued expenses and other current liabilities approximate their respective fair values due to their short-term nature or maturities. The carrying value of certain other financial instruments we may have from time to time, including interest-bearing money market deposits, securitized debt, participation debt, borrowed federal funds, FHLB advances and deferred consideration associated with our acquisitions generally approximate their respective fair values due to stated interest rates being consistent with current market interest rates.
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
The Company’s effective tax rate was 27.9 percent and 28.1 percent for the three and six months ended June 30, 2026, respectively, and 27.0 percent and 27.9 percent for the three and six months ended June 30, 2025, respectively. Income tax expense is based on an estimated annual effective rate, which requires the Company to make its best estimate of annual pretax income or loss. The Company’s effective income tax rates differ from the U.S. federal statutory rates primarily due to jurisdictional earnings mix and permanent book to tax differences arising from stock-based compensation.
Undistributed earnings of certain foreign subsidiaries of the Company amounted to $381.4 million and $351.0 million at June 30, 2026 and December 31, 2025, respectively. The Company continues to maintain its indefinite reinvestment

Table of Contents	PART I
WEX INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (unaudited)

assertion for its investments in foreign subsidiaries, except for any historical undistributed earnings and future earnings for WEX Australia and WEX Brazil. Upon distribution of these earnings, the Company would be subject to withholding taxes payable to foreign countries, where applicable, but would generally have no further federal income tax liability. It is not practicable to estimate the unrecognized deferred tax liability associated with these undistributed earnings; however, it is not expected to be material.

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
Commitments
Significant commitments and contingencies as of June 30, 2026, are generally consistent with those discussed in Note 19, Commitments and Contingencies, to the consolidated financial statements in the Company’s Annual Report on Form 10–K for the year ended December 31, 2025.

16.	Stock–Based Compensation
Under the A&R 2019 Plan, the Company has regularly granted equity awards to certain employees and directors in the form of stock options, restricted stock, RSUs and certain performance-based stock awards. In addition, the A&R 2019 Plan allows the Company to grant shares of WEX common stock to employees in lieu of bonus or other compensation earned by such employees.
In lieu of cash compensation that would otherwise have been payable to certain employees under our 2025 short-term incentive plan (“STIP”), during the first quarter of 2026 the Company awarded shares of WEX stock in an amount equal to the amount that would have been payable under the 2025 STIP to each respective employee, divided by the closing price of WEX common stock on the date of grant. The expense associated with such awards was accrued over the 2025 plan year and included within stock-based compensation expense. As of December 31, 2025, the stock-based compensation associated with these awards was recorded as liability-classified equity awards within current liabilities on the condensed consolidated balance sheet. During the first quarter of 2026, these awards were issued and the associated liability existing as of December 31, 2025 was reclassified from current liabilities to additional paid-in capital on the condensed consolidated balance sheet. The Company has not issued any additional liability-classified equity awards during 2026.
Stock-based compensation expense was $36.4 million and $63.9 million for the three and six months ended June 30, 2026, respectively, and $31.7 million and $44.3 million for the three and six months ended June 30, 2025, respectively.

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
Segment revenues, expenses, and adjusted operating income
Segment adjusted operating income, as reported in the following tables, excludes unallocated corporate expenses, acquisition-related intangible amortization, other acquisition and divestiture related items, debt restructuring costs, stock-based compensation, other costs and certain non-recurring or non-cash operating charges that are not core to our operations, as applicable depending on the period presented. Accordingly, certain significant expenses included below have been marked as “adjusted”, as they do not agree with similarly named expense totals appearing elsewhere within this quarterly report on Form 10-Q, due to these exclusions.

	Three Months Ended June 30, 2026
(in millions)	Mobility	Benefits	Corporate Payments	Total
Payment processing revenue	$210.8	$29.5	$104.1	$344.5
Account servicing revenue	53.8	107.4	16.6	177.8
Finance fee revenue	101.6	0.1	0.3	101.9
Other revenue	56.2	69.0	4.1	129.4
Total revenues (revenues from external customers)	$422.4	$206.0	$125.1	$753.5

Less(1):
Processing costs, adjusted	71.0	65.2	16.8
Service fees	1.8	20.5	1.5
Provision for credit losses, adjusted	30.5	0.8	(0.1)
Operating interest expense	25.3	1.4	5.9
Sales and marketing expense, adjusted	68.0	16.4	21.9
General and administrative expense, adjusted	26.6	7.4	11.5
Other segment items(2)	16.5	10.8	9.2
Segment adjusted operating income (3)	$182.7	$83.5	$58.5	$324.6

Table of Contents	PART I
WEX INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (unaudited)

	Three Months Ended June 30, 2025
(in millions)	Mobility	Benefits	Corporate Payments	Total
Payment processing revenue	$160.4	$27.2	$97.7	$285.2
Account servicing revenue	52.0	110.4	15.4	177.9
Finance fee revenue	80.0	—	0.4	80.4
Other revenue	53.9	57.4	4.8	116.1
Total revenues (revenues from external customers)	$346.2	$195.1	$118.3	$659.6

Less(1):
Processing costs, adjusted	72.5	61.3	18.2
Service fees	2.2	18.9	2.2
Provision for credit losses	15.4	(0.2)	6.4
Operating interest expense	22.2	1.3	5.2
Sales and marketing expense, adjusted	59.7	14.6	17.7
General and administrative expense, adjusted	24.9	5.2	10.1
Other segment items(2)	15.4	9.2	9.0
Segment adjusted operating income (3)	$134.0	$84.9	$49.5	$268.5

	Six Months Ended June 30, 2026
(In millions)	Mobility	Benefits	Corporate Payments	Total
Payment processing revenue	$367.6	$62.5	$198.5	$628.6
Account servicing revenue	107.1	221.9	31.4	360.3
Finance fee revenue	181.4	0.1	0.5	182.0
Other revenue	111.0	137.7	7.7	256.4
Total revenues (revenues from external customers)	$767.0	$422.1	$238.2	$1,427.4
Less(1):
Processing costs, adjusted	142.4	129.7	34.6
Service fees	3.6	40.3	4.0
Provision for credit losses, adjusted	56.1	0.2	4.2
Operating interest expense	43.9	2.8	9.6
Sales and marketing expense, adjusted	131.0	30.4	43.2
General and administrative expense, adjusted	50.8	13.9	22.0
Other segment items(2)	32.0	21.2	18.0
Segment adjusted operating income (3)	$307.1	$183.7	$102.5	$593.4

Table of Contents	PART I
WEX INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (unaudited)

	Six Months Ended June 30, 2025
(In millions)	Mobility	Benefits	Corporate Payments	Total
Payment processing revenue	$316.7	$56.9	$183.4	$557.1
Account servicing revenue	101.8	226.4	28.7	357.0
Finance fee revenue	155.2	0.1	0.8	156.1
Other revenue	106.2	111.0	8.9	226.0
Total revenues (revenues from external customers)	$680.0	$394.4	$221.8	$1,296.1
Less(1):
Processing costs, adjusted	143.6	125.7	35.6
Service fees	4.1	39.7	5.1
Provision for credit losses	29.3	(1.3)	9.4
Operating interest expense	40.8	2.5	9.5
Sales and marketing expense, adjusted	116.6	27.2	34.2
General and administrative expense, adjusted	49.8	10.6	20.2
Other segment items(2)	30.3	18.1	17.7
Segment adjusted operating income (3)	$265.5	$171.8	$90.0	$527.2
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
(2) Other segment items for the Mobility, Benefits and Corporate Payments reportable segments include depreciation expense for each of the periods presented.
(3) See following table for a reconciliation of segment adjusted operating income to income before income taxes.
Segment adjusted operating income reconciliation
The following table reconciles total segment adjusted operating income to income before income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025

Segment adjusted operating income
Mobility	$182.7	$134.0	$307.1	$265.5
Benefits	83.5	84.9	183.7	171.8
Corporate Payments	58.5	49.5	102.5	90.0
Total segment adjusted operating income	$324.6	$268.5	$593.4	$527.2

Table of Contents	PART I
WEX INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Reconciliation:
Total segment adjusted operating income	$324.6	$268.5	$593.4	$527.2
Less:
Unallocated corporate expenses	26.0	25.4	50.7	50.4
Acquisition-related intangible amortization	45.7	49.3	91.6	97.2
Other acquisition and divestiture related items	1.8	0.7	1.8	1.2
Stock-based compensation	37.4	32.4	67.1	45.7
Other costs	10.6	3.9	21.0	18.8
Add:
Financing interest expense, net of financial instruments	(52.2)	(65.0)	(105.8)	(118.0)
Net foreign currency gain (loss)	(0.5)	2.4	4.1	(0.7)
Change in fair value of contingent consideration	—	(0.8)	(0.7)	(1.6)
Income before income taxes	$150.5	$93.4	$258.9	$193.7
Other segment disclosures

	Three Months Ended			Six Months Ended
(in millions)	Mobility	Benefits	Corporate Payments	Mobility	Benefits	Corporate Payments
June 30, 2026:
Interest income(1)	$5.8	$58.5	$3.0	$10.8	$114.4	$5.7
Operating interest expense	$25.3	$1.4	$5.9	$43.9	$2.8	$9.6
Depreciation(2)	$16.5	$10.8	$9.2	$32.0	$21.2	$18.0

June 30, 2025:
Interest income(1)	$4.9	$48.2	$3.7	$8.0	$92.9	$6.8
Operating interest expense	$22.2	$1.3	$5.2	$40.8	$2.5	$9.5
Depreciation(2)	$15.4	$9.2	$9.0	$30.3	$18.1	$17.7
(1)The amounts of interest income disclosed by reportable segment are included within other revenues in the preceding tables.
(2)The amounts of depreciation disclosed by reportable segment are included within other segment items in the preceding tables. Amounts do not include amortization of intangible assets, as amortization is not included in determining segment adjusted operating income and is not regularly provided to the CODM.

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
The following table presents WEX Bank’s actual and regulatory minimum capital amounts and ratios:

(in millions)	Actual Amount	Ratio	Minimum for Capital Adequacy Purposes Amount	Ratio	Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions Amount	Ratio
June 30, 2026
Total Capital to risk-weighted assets	$967.6	13.48%	$574.0	8.00%	$717.6	10.00%
Tier 1 Capital to average assets	$911.2	8.93%	$408.0	4.00%	$510.0	5.00%
Common equity to risk-weighted assets	$911.2	12.70%	$322.9	4.50%	$466.4	6.50%
Tier 1 Capital to risk-weighted assets	$911.2	12.70%	$430.5	6.00%	$574.0	8.00%
December 31, 2025
Total Capital to risk-weighted assets	$813.1	15.94%	$408.1	8.00%	$510.1	10.00%
Tier 1 Capital to average assets	$764.3	9.04%	$338.0	4.00%	$422.5	5.00%
Common equity to risk-weighted assets	$764.3	14.98%	$229.5	4.50%	$331.6	6.50%
Tier 1 Capital to risk-weighted assets	$764.3	14.98%	$306.1	6.00%	$408.1	8.00%

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
•Company Highlights
•Results of Operations
•Liquidity and Capital Resources
•Critical Accounting Policies and Estimates
•Recently Adopted Accounting Standards
This discussion should be read in conjunction with our audited consolidated financial statements as of December 31, 2025, the notes accompanying those financial statements and MD&A as contained in our Annual Report on Form 10–K for the year ended December 31, 2025, filed with the Securities and Exchange Commission on February 13, 2026, and in conjunction with the condensed consolidated financial statements and notes in Part I – Item 1 of this report.
Executive Overview
WEX is the global commerce platform that simplifies the business of running a business. WEX has created a powerful ecosystem that offers seamlessly embedded, personalized solutions for its customers around the world. Across multiple enterprise payments categories, including the following three business segments, WEX transforms data into intelligence to deliver value to our customers through tailored spending controls, stronger cash flow visibility, reduced fraud exposure, and data-enriched insights into their business:
•Within our Mobility segment, we are a leading provider of payments and fleet management solutions. We serve diverse fleet needs globally, addressing the marketplace through North American Mobility and Over-the-Road, which are central to the operation of the service and freight economies, respectively, in North America and International Mobility, which is central to the operation of the service economy outside of North America, inclusive of our fleet portfolios in Europe and Asia-Pacific.
•Within our Benefits segment, we provide a broad benefits platform with integrated payments spanning HSAs, FSAs, HRAs, COBRA and benefits enrollment and administration, delivered directly to businesses or through our partner network. WEX Inc. also serves as an IRS-designated non-bank custodian, while WEX Bank provides HSA depository services.
•Our Corporate Payments segment provides comprehensive and secure B2B payments solutions powering mid-sized businesses and global enterprises through our scalable technology. Our capabilities and solutions broadly fall into the categories of Embedded Payments, which seamlessly integrates virtual payment capabilities into existing workflows, empowering a broad range of industries, including online travel, and Direct to Corporate, which automates accounts payable by integrating with enterprise resource planning software systems and accounting workflows to maximize virtual payment usage, addressing corporations of all sizes through direct to customer sales and white-label partnership offerings with financial institutions who license our technology.

Company Highlights
The following table presents a summarized view of selected results for the three and six months ended June 30, 2026, shown comparative to the prior year periods. The “Other Key Metric” included below is considered by management to be of particular importance to our overall performance as it provides enhanced information and data underlying our financial results. A more extensive list of the key performance indicators regularly used by management to evaluate our performance is included by segment within the Results of Operations section later in this MD&A.

(in millions, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
GAAP Measures:
Total revenues	$753.5	$659.6	$1,427.4	$1,296.1
Net income attributable to shareholders	$108.5	$68.1	$186.2	$139.6
Net income attributable to shareholders per diluted share	$3.11	$1.98	$5.33	$3.78
Net cash used for operating activities			$(408.4)	$(217.0)

Non-GAAP Measures(1)
Adjusted net income attributable to shareholders	$186.5	$136.2	$331.9	$274.6
Adjusted net income attributable to shareholders per diluted share	$5.35	$3.95	$9.49	$7.44
Adjusted free cash flow			$268.5	$210.5

Other Key Metric:
Total volume across the Company(2)	$68,862	$59,501	$126,981	$113,557
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
(2)Total volume across the Company includes purchases on WEX-issued accounts as well as purchases on third party-issued accounts using a WEX platform.

Results of Operations
The following includes information that our management believes is material to an understanding of our results of operations. Any significant changes, unusual or infrequent events, or significant economic changes that materially affect our results of operations are discussed below.
Mobility
Revenues
The following table reflects comparative revenue and key operating statistics within Mobility:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(in millions, except per gallon data)	2026	2025	Amount	%	2026	2025	Amount	%
Revenues(1)
Payment processing revenue	$210.8	$160.4	$50.4	31%	$367.6	$316.7	$50.9	16%
Account servicing revenue	53.8	52.0	1.9	4%	107.1	101.8	5.2	5%
Finance fee revenue	101.6	80.0	21.5	27%	181.4	155.2	26.2	17%
Other revenue	56.2	53.9	2.4	4%	111.0	106.2	4.8	5%
Total revenues	$422.4	$346.2	$76.2	22%	$767.0	$680.0	$87.0	13%

Key operating statistics
Total volume(2)	$26,700.1	$18,832.9	$7,867.2	42%	$46,590.7	$37,583.8	$9,006.9	24%
Payment processing transactions	139.3	139.2	0.1	—%	269.7	273.6	(4.0)	(1)%
Payment processing $ of fuel(2)	$17,190.9	$12,216.2	$4,974.7	41%	$29,897.7	$24,234.0	$5,663.6	23%
Payment processing gallons	3,595.9	3,625.4	(29.5)	(1)%	7,024.2	7,153.2	(129.0)	(2)%
Average U.S. fuel price ($USD/gal)	$4.70	$3.28	$1.42	43%	$4.16	$3.30	$0.86	26%
Net payment processing rate(3)	1.23%	1.31%	(0.09)%	(7)%	1.23%	1.31%	(0.08)%	(6)%
Net late fee rate	0.48%	0.54%	(0.06)%	(11)%	0.49%	0.53%	(0.04)%	(8)%
Credit losses, in basis points(4)	16.1	13.5	2.6	19%	17.4	12.5	4.9	39%
(1)Higher domestic fuel prices increased revenues by $63.8 million and $61.7 million for the three and six months ended June 30, 2026, respectively, as compared to the same periods of 2025. The high volatility and rapid increase in the price of fuel as a result of the war in the Middle East, resulted in unfavorable European fuel price spreads and reduced revenue from fuel prices during the first quarter of 2026. During the second quarter of 2026, the impacts from European market fuel spreads reverted to more normal trends. Foreign currency exchange rate fluctuations had a $1.8 million and $4.6 million favorable impact on revenue for the three and six months ended June 30, 2026, respectively, as compared to the same periods of 2025.
(2)Total volume and payment processing $ of fuel increased for the three and six months ended June 30, 2026, as compared to the same periods in the prior year, due primarily to higher domestic fuel prices.
(3)Our net payment processing rate decreased for the three and six months ended June 30, 2026, as compared to the same periods in the prior year, due primarily to higher average domestic fuel prices, partly offset by the net impact of pricing initiatives.
(4)We generally measure our loss performance by calculating fuel-related losses as a percentage of total fuel expenditures on payment processing transactions. Refer to provision for credit losses discussion later in this section for more information.
Total Mobility revenues increased for the three and six months ended June 30, 2026, as compared to the same periods of the prior year, driven substantially by higher payment processing and finance fee revenues. Payment processing revenues increased primarily as a result of higher average U.S. fuel prices. Finance fee revenue, which is comprised of the following components, is discussed below.

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(in millions)	2026	2025	Amount	%	2026	2025	Amount	%
Late fee revenue	$82.6	$65.9	$16.7	25%	$146.8	$129.6	$17.2	13%
Factoring fee revenue	18.9	14.1	4.8	34%	34.6	25.6	9.0	35%
Finance fee revenue	$101.6	$80.0	$21.5	27%	$181.4	$155.2	$26.2	17%
Late fee revenue primarily consists of late fees charged for receivables not paid within the terms of the customer agreement based upon the outstanding customer receivable balance and, to a lesser degree, by finance charges earned on revolving portfolio balances. This revenue is earned when a customer’s receivable balance becomes delinquent and is calculated using the greater of a minimum charge or a stated late fee rate multiplied by the outstanding balance that is subject to a late fee charge. Changes in the absolute amount of such outstanding balances can generally be attributed to: (i) changes in fuel prices; (ii) customer specific transaction volume; (iii) customer specific delinquencies; and (iv) changes in late fee rates.
Factoring fee revenue is comprised primarily of fees calculated at a negotiated percentage of the receivable balance that we purchase.
Late fee revenue increased for the three and six months ended June 30, 2026, as compared to the same periods of the prior year, due primarily to an increase in outstanding balances subject to a late fee charge as a result of higher average domestic fuel prices. This growth was offset in part by lower late fee instances. Factoring fee revenue increased for the three and six months ended June 30, 2026, as compared to the same periods of the prior year, due to higher average invoice sizes resulting from increased spot rates due to a decrease in available carriers and driver supply, combined with rising fuel costs.
Concessions to certain customers experiencing financial difficulties may be granted and are limited to extending the time to pay, placing a customer on a payment plan or granting waivers of late fees. There were no material concessions granted to customers experiencing financial difficulties during the three and six months ended June 30, 2026 and 2025.
Operating Expenses
The following table compares line items within operating income and presents segment adjusted operating income and segment adjusted operating income margin for Mobility:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(in millions)	2026	2025	Amount	%	2026	2025	Amount	%
Cost of services
Processing costs	$74.4	$76.0	$(1.6)	(2)%	$151.3	$153.0	$(1.7)	(1)%
Service fees	$1.8	$2.2	$(0.4)	(17)%	$3.6	$4.1	$(0.4)	(11)%
Provision for credit losses	$32.3	$15.4	$17.0	111%	$57.9	$29.3	$28.6	98%
Operating interest	$25.3	$22.2	$3.1	14%	$43.9	$40.8	$3.1	8%
Depreciation and amortization	$16.9	$16.4	$0.5	3%	$32.9	$32.0	$0.9	3%

Other operating expenses
General and administrative	$34.0	$30.9	$3.1	10%	$64.8	$60.3	$4.5	7%
Sales and marketing	$72.2	$63.6	$8.7	14%	$139.3	$124.2	$15.1	12%
Depreciation and amortization	$18.1	$18.6	$(0.5)	(3)%	$36.1	$35.8	$0.3	1%

Operating income	$147.5	$101.1	$46.4	46%	$237.2	$200.6	$36.7	18%
Segment adjusted operating income(1)	$182.7	$134.0	$48.7	36%	$307.1	$265.5	$41.6	16%
Segment adjusted operating income margin(2)	43.2%	38.7%	4.5%	12%	40.0%	39.0%	1.0%	3%

(1)See “Non-GAAP Financial Measures That Supplement GAAP Measures” later in this Item 2 for a reconciliation of operating income to total segment adjusted operating income. See also Part I – Item 1 – Note 17, Segment Information, to our condensed consolidated financial statements for more information regarding our segment determination.
(2)Segment adjusted operating income margin is calculated by dividing segment adjusted operating income by segment revenue. Such margin increased during the three months ended June 30, 2026 as compared to the same period in the prior year, due primarily to higher domestic fuel prices, which are accretive to earnings since most costs are not impacted by fuel prices, offset in part by the increased provision for credit losses coupled with the impact of sales and product development investments, as further discussed below.
Cost of services
Provision for credit losses, which includes estimates for both credit and fraud losses, increased during the three and six months ended June 30, 2026, as compared to the same periods in the prior year. The increase was substantially driven by higher accounts receivable balances primarily as a result of increased spend from higher average fuel prices and to a smaller extent, the impact from higher loss rates during the first half of 2026 compared to the first half of 2025.
Operating interest increased during the three and six months ended June 30, 2026, as compared to the same periods in the prior year, primarily due to higher relative average funding needs of the Mobility segment as a result of higher average domestic fuel prices, offset in part by a reduction in average interest rates.
Other operating expenses
Sales and marketing expenses increased for the three and six months ended June 30, 2026, as compared to the same periods in the prior year, primarily resulting from the sustained investments tied to sales initiatives made throughout 2025, a growth in partner commissions, and higher stock-based compensation primarily due to an increase in estimated attainments.
Benefits
Revenues
The following table reflects comparative revenue and key operating statistics within Benefits:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(in millions)	2026	2025	Amount	%	2026	2025	Amount	%
Revenues
Payment processing revenue	$29.5	$27.2	$2.3	8%	$62.5	$56.9	$5.5	10%
Account servicing revenue	107.4	110.4	(3.1)	(3)%	221.9	226.4	(4.5)	(2)%
Finance fee revenue	0.1	—	—	NM	0.1	0.1	—	NM
Other revenue	69.0	57.4	11.6	20%	137.7	111.0	26.7	24%
Total revenues	$206.0	$195.1	$10.9	6%	$422.1	$394.4	$27.8	7%

Key operating statistics
Purchase volume	$2,187.5	$2,002.6	$184.9	9%	$4,684.2	$4,332.5	$351.7	8%
Total volume	$3,578.1	$3,729.3	$(151.2)	(4)%	$7,566.9	$7,925.7	$(358.8)	(5)%
Average number of SaaS accounts	21.7	21.2	0.5	2%	22.0	21.4	0.6	3%
HSA Yield	4.93%	4.92%	—%	—%	4.94%	4.88%	0.1%	1%
Average HSA custodial cash assets	$5,227.2	$4,705.4	$521.8	11%	$5,190.7	$4,657.1	$533.6	11%
NM - Not meaningful
Total Benefits revenue increased for the three and six months ended June 30, 2026, as compared to the same periods in the prior year, substantially due to higher other revenue from an increase in average HSA deposit balances held by WEX Bank and higher payment processing revenues on increased purchase volumes. The decrease in account servicing revenue was driven by a reduction in program fees earned on custodial services from lower HSA deposits held by third-

party depository banks as a result of deposits being transferred to WEX Bank. Such decrease was offset in part by higher account servicing revenues earned as a result of an increase in average number of SaaS accounts.
Operating Expenses
The following table compares line items within operating income and presents segment adjusted operating income and segment adjusted operating income margin for Benefits:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(in millions)	2026	2025	Amount	%	2026	2025	Amount	%
Cost of services
Processing costs	$68.1	$65.9	$2.2	3%	$136.0	$135.6	$0.3	—%
Service fees	$20.5	$18.9	$1.6	9%	$40.3	$39.7	$0.6	1%
Provision for credit losses	$0.8	$(0.2)	$1.0	NM	$0.2	$(1.3)	$1.5	NM
Operating interest	$1.4	$1.3	$0.1	11%	$2.8	$2.5	$0.3	12%
Depreciation and amortization	$13.2	$12.2	$1.0	8%	$26.0	$24.3	$1.7	7%

Other operating expenses
General and administrative	$9.7	$7.2	$2.5	35%	$18.1	$13.3	$4.7	35%
Sales and marketing	$17.5	$15.7	$1.8	11%	$32.5	$28.9	$3.6	13%
Depreciation and amortization	$19.0	$20.6	$(1.6)	(8)%	$38.1	$41.2	$(3.1)	(8)%

Operating income	$55.8	$53.5	$2.2	4%	$128.2	$110.0	$18.1	16%
Segment adjusted operating income(1)	$83.5	$84.9	$(1.4)	(2)%	$183.7	$171.8	$11.9	7%
Segment adjusted operating income margin(2)	40.5%	43.5%	(3.0)%	(7)%	43.5%	43.6%	(0.1)%	—%
NM - Not meaningful
(1)See “Non-GAAP Financial Measures That Supplement GAAP Measures” later in this Item 2 for a reconciliation of operating income to total segment adjusted operating income. See also Part I – Item 1 – Note 17, Segment Information, to our condensed consolidated financial statements for more information regarding our segment determination.
(2)Segment adjusted operating income margin is calculated by dividing segment adjusted operating income by segment revenue. Revenue earned on HSA assets is highly accretive to earnings, however, higher HSA-related revenues during the three and six months ended June 30, 2026 were offset primarily by increased nonrecurring operating costs incurred during the second quarter of 2026, as compared to the same period of the prior year.
Other operating expenses
General and administrative expense increased for the three and six months ended June 30, 2026, as compared to the same periods in the prior year, due primarily to higher stock-based compensation as a result of an increase in estimated attainments and increased costs incurred toward technology licenses and professional service fees.

Corporate Payments
Revenues
The following table reflects comparative revenue and key operating statistics within Corporate Payments:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(in millions)	2026	2025	Amount	%	2026	2025	Amount	%
Revenues
Payment processing revenue	$104.1	$97.7	$6.5	7%	$198.5	$183.4	$15.2	8%
Account servicing revenue	16.6	15.4	1.1	7%	31.4	28.7	2.6	9%
Finance fee revenue	0.3	0.4	(0.1)	NM	0.5	0.8	(0.2)	NM
Other revenue	4.1	4.8	(0.7)	(15)%	7.7	8.9	(1.1)	(13)%
Total revenues	$125.1	$118.3	$6.8	6%	$238.2	$221.8	$16.4	7%

Key operating statistics
Total volume	$38,584.1	$36,938.6	$1,645.5	4%	$72,823.7	$68,047.9	$4,775.8	7%
Purchase volume	$19,761.7	$20,496.8	$(735.1)	(4)%	$37,670.2	$37,782.0	$(111.8)	—%
Net interchange rate(1)	0.53%	0.48%	0.05%	11%	0.53%	0.49%	0.04%	9%
NM - Not meaningful
(1)Our net interchange rate has increased during the three and six months ended June 30, 2026, compared to the same periods of the prior year, substantially due to an increase in network incentives.
Total Corporate Payments revenue increased for the three and six months ended June 30, 2026, as compared to the same periods in the prior year, primarily due to an increase in network incentives, offset in part by a decrease in purchase volumes primarily driven by travel volumes timing between the first half and second half of the year. For the six months ended June 30, 2006, our revenue increase includes a $2.6 million favorable impact from foreign exchange rates, as compared to the same period of the prior year.
Concessions to certain customers experiencing financial difficulties may be granted and are limited to extending the time to pay, placing a customer on a payment plan or granting waivers of late fees. There were no material concessions granted to customers during the three and six months ended June 30, 2026 and 2025.
Operating Expenses
The following table compares line items within operating income and presents segment adjusted operating income and segment adjusted operating income margin for Corporate Payments:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(in millions)	2026	2025	Amount	%	2026	2025	Amount	%
Cost of services
Processing costs	$18.6	$19.6	$(1.1)	(5)%	$38.5	$40.3	$(1.9)	(5)%
Service fees	$1.5	$2.2	$(0.7)	(32)%	$4.0	$5.1	$(1.1)	(21)%
Provision for credit losses	$(0.1)	$6.4	$(6.5)	(102)%	$4.2	$9.4	$(5.2)	(55)%
Operating interest	$5.9	$5.2	$0.7	13%	$9.6	$9.5	$0.1	1%
Depreciation and amortization	$9.3	$9.3	$—	—%	$18.3	$18.4	$(0.1)	—%

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(in millions)	2026	2025	Amount	%	2026	2025	Amount	%
Other operating expenses
General and administrative	$14.0	$12.4	$1.6	13%	$26.9	$25.0	$1.9	8%
Sales and marketing	$22.8	$18.7	$4.1	22%	$45.2	$35.8	$9.4	26%
Depreciation and amortization	$6.2	$6.5	$(0.2)	(4)%	$12.5	$13.0	$(0.5)	(4)%

Operating income	$47.0	$38.0	$9.0	24%	$79.0	$65.2	$13.8	21%
Segment adjusted operating income(1)	$58.5	$49.5	$8.9	18%	$102.5	$90.0	$12.5	14%
Segment adjusted operating income margin(2)	46.7%	41.9%	4.9%	12%	43.1%	40.6%	2.5%	6%
(1)See “Non-GAAP Financial Measures That Supplement GAAP Measures” later in this Item 2 for a reconciliation of operating income to total segment adjusted operating income. See also Part I – Item 1 – Note 17, Segment Information, to our condensed consolidated financial statements for more information regarding our segment determination.
(2)Segment adjusted operating income margin is calculated by dividing segment adjusted operating income by segment revenue. See below for an explanation of changes to our year over year segment adjusted operating margin.
As a result of owning all of our technology and issuing capabilities, our Corporate Payments segment has a highly scalable and relatively fixed cost base resulting in largely comparable expenses year to year. As a result, changes in revenue generally have a similar impact on operating income, segment adjusted operating income and segment adjusted operating income margin. During the three and six months ended June 30, 2026, however, segment adjusted operating income margin increased significantly from the comparable 2025 periods. These increases were driven by higher second quarter margins due substantially to a reduction in the provision for credit losses as a result of lower collection risk in the receivables portfolio, offset in part by increased sales and marketing expense, resulting primarily from the sustained investments tied to sales initiatives made throughout 2025.
Unallocated corporate expenses
Unallocated corporate expenses represent the portion of expenses relating to general corporate functions, including acquisition and divestiture expenses, certain finance, legal, information technology, human resources, administrative and executive expenses, and other expenses not directly attributable to a reportable segment.
The following table compares line items within operating income for unallocated corporate expenses:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(in millions)	2026	2025	Amount	%	2026	2025	Amount	%
Other operating expenses
General and administrative	$46.6	$35.8	$10.8	30%	$81.9	$61.3	$20.6	34%
Depreciation and amortization	$0.4	$0.4	$—	NM	$0.7	$0.8	$(0.1)	NM
NM - Not meaningful
During the three and six months ended June 30, 2026, general and administrative expenses increased as compared to the same periods of the prior year, primarily due to an increase in professional services and other expenses incurred in connection with the proxy contest that concluded during the second quarter of 2026 and increased stock-based compensation expense as a result of higher estimated performance-based attainments.

Non-operating income and expense
The following table reflects comparative results for certain amounts excluded from operating income:

	Three Months Ended June 30,		Absolute Dollar Change	Effect of Change on Net Income	Six Months Ended June 30,		Absolute Dollar Change	Effect of Change on Net Income
(in millions)	2026	2025			2026	2025
Financing interest expense, net of financial instruments	$(52.2)	$(65.0)	$12.8	Increase	$(105.8)	$(118.0)	$12.2	Increase
Change in fair value of contingent consideration	$—	$(0.8)	$0.8	Increase	$(0.7)	$(1.6)	$0.9	Increase
Net foreign currency gain (loss)	$(0.5)	$2.4	$2.9	Reduction	$4.1	$(0.7)	$4.8	Increase
Income tax expense	$41.9	$25.2	$16.7	Reduction	$72.7	$54.1	$18.6	Reduction
Financing interest expense, net of financial instruments decreased during the three months ended June 30, 2026, as compared to the same periods of the prior year, primarily due to lower interest rates and a reduction in borrowings on the Revolving Credit facility. Partially offsetting these factors during the six months ended June 30, 2026, was higher comparative interest year over year as a result of the issuance of the Senior Notes on March 6, 2025.
Our foreign currency exchange exposure is primarily related to the remeasurement of our cash, receivable and payable balances, including intercompany transactions that are denominated in both U.S. dollar and foreign currencies. The net gain incurred during the six months ended June 30, 2026 was due primarily to the net impacts on intercompany balance revaluation of a strengthening of the U.S. dollar, particularly against the British pound sterling and Canadian dollar and a strengthening of the British pound sterling against the Euro. The net gain incurred during the three months ended June 30, 2025 was due to a second quarter strengthening of many foreign currencies relative to the U.S dollar, including the euro, Canadian and Australian dollars and British pound sterling.
Income tax expense increased for the three and six months ended June 30, 2026, as compared to the same periods of the prior year due primarily to an increase in the Company’s pre-tax book income. See Part I – Item 1 – Note 14, Income Taxes, to our condensed consolidated financial statements for information regarding our effective tax rates.
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
The following items are generally excluded in determining one or more non-GAAP measures for the following reasons:
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
•Other costs are not consistently occurring and do not reflect expected future operating expense, nor do they provide insight into the fundamentals of current or past operations of our business. This also includes non-recurring professional service costs including amounts incurred as part of the 2026 proxy contest, and costs related to certain identified initiatives, including restructuring and technology initiatives, to further streamline the business, improve the Company’s efficiency, create synergies and globalize the Company’s operations, all with an objective to improve scale and efficiency and increase profitability going forward.
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

The following tables reconcile net income to adjusted net income and related per share data:

	Three Months Ended June 30,
(in millions except per diluted share data)	2026		2025
Net income	$108.5	$3.11	$68.1	$1.98
Unrealized loss (gain) on financial instruments	0.1	—	(0.1)	—
Net foreign currency loss (gain)	0.5	0.01	(2.4)	(0.07)
Change in fair value of contingent consideration	—	—	0.8	0.02
Acquisition-related intangible amortization	45.7	1.31	49.3	1.43
Other acquisition and divestiture related items	1.8	0.05	1.9	0.06
Stock-based compensation	37.4	1.07	32.4	0.94
Other costs	10.6	0.30	4.5	0.13
Debt restructuring and debt issuance cost amortization	2.2	0.06	1.8	0.05
Tax related items	(20.2)	(0.58)	(20.2)	(0.59)
Adjusted net income	$186.5	$5.35	$136.2	$3.95

	Six Months Ended June 30,
	2026		2025
Net income	$186.2	$5.33	$139.6	$3.78
Unrealized loss (gain) on financial instruments	0.3	0.01	(0.5)	(0.01)
Net foreign currency (gain) loss	(4.1)	(0.12)	0.7	0.02
Change in fair value of contingent consideration	0.7	0.02	1.6	0.04
Acquisition-related intangible amortization	91.6	2.62	97.2	2.63
Other acquisition and divestiture related items	2.6	0.08	4.4	0.12
Stock-based compensation	67.1	1.92	45.7	1.24
Other costs	20.8	0.59	19.3	0.52
Debt restructuring and debt issuance cost amortization	4.7	0.13	4.0	0.11
Tax related items	(37.9)	(1.08)	(37.4)	(1.01)
Adjusted net income	$331.9	$9.49	$274.6	$7.44
The following table reconciles operating income to total segment adjusted operating income and adjusted operating income:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Operating income	$203.2	$156.8	$361.3	$314.0
Unallocated corporate expenses	26.0	25.4	50.7	50.4
Acquisition-related intangible amortization	45.7	49.3	91.6	97.2
Other acquisition and divestiture related items	1.8	0.7	1.8	1.2
Stock-based compensation	37.4	32.4	67.1	45.7
Other costs	10.6	3.9	21.0	18.8
Total segment adjusted operating income	$324.6	$268.5	$593.4	$527.2
Unallocated corporate expenses	(26.0)	(25.4)	(50.7)	(50.4)
Adjusted operating income	$298.6	$243.0	$542.7	$476.8
Adjusted Free Cash Flow
Adjusted free cash flow is calculated as cash flows from operating activities adjusted for net sales and maturities or purchases of current investment securities, capital expenditures, net Funding Activity, changes in WEX Bank cash balances and certain other adjustments.

Although non-GAAP adjusted free cash flow is not calculated in accordance with GAAP, WEX believes that adjusted free cash flow is a useful measure to further evaluate our results of operations because (i) adjusted free cash flow indicates the level of cash generated by the operations of the business, which excludes consideration paid on acquisitions, after appropriate reinvestment for recurring investments in property, equipment and capitalized software that are required to operate the business; (ii) net Funding Activity includes fluctuations in deposits and other borrowings primarily used as part of our accounts receivable funding strategy; (iii) purchases, sales or maturities of current investment securities are made as a result of deposits gathered operationally; and (iv) WEX Bank cash balances may be increased or decreased for reasons other than matching operating activity. However, because adjusted free cash flow is a non-GAAP measure, it should not be considered as a substitute for, or superior to, operating cash flow as determined in accordance with GAAP. In addition, adjusted free cash flow as used by WEX may not be comparable to similarly titled measures employed by other companies.
The following table reconciles GAAP operating cash flow to adjusted free cash flow:

(in millions)	Six Months Ended June 30,
	2026	2025
Operating cash flow, as reported	$(408.4)	$(217.0)
Change in WEX Bank cash balances	(254.5)	(114.8)
Other adjustments[1]	31.1	60.4
Net Funding Activity	1,638.8	871.1
Net sales and maturities (purchases) of current investment securities	(657.6)	(322.0)
Capital expenditures	(81.0)	(67.2)
Adjusted free cash flow	$268.5	$210.5
1 For the six months ended June 30, 2026 and 2025, other adjustments are predominantly comprised of contingent consideration paid to sellers in excess of acquisition-date fair value.
Liquidity and Capital Resources
We fund our business operations primarily via cash on hand, cash generated from operations, the issuance of deposits and other borrowings primarily used as part of our accounts receivable funding strategy, and borrowings under our Revolving Credit Facility. As of June 30, 2026, we had cash and cash equivalents of $1.2 billion, including Corporate Cash of $123.3 million, and we had a remaining borrowing availability of $1.1 billion under the Revolving Credit Facility, along with access to various sources of funds, including uncommitted federal funds lines of credit from other banks.
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
•Capital expenditures
•Repurchases of common stock[6]
•Merger and acquisition activity

(1)As of June 30, 2026, the Company had outstanding term loan principal borrowings of $2.6 billion, borrowings of $446.8 million on the Revolving Credit Facility, letters of credit of $44.6 million drawn against the Revolving Credit Facility and $550.0 million of outstanding Senior Notes. See Part I – Item 1 – Note 10, Financing and Other Debt, to our condensed consolidated financial statements for more information regarding our Credit Agreement and Senior Notes.
(2)WEX Bank’s regulatory status enables it to raise capital to fund the Company’s working capital requirements by issuing deposits, subject to various regulatory capital requirements administered by the FDIC and the UDFI. Additionally, WEX Bank holds deposits for the benefit of WEX Inc.’s HSA customers subject to the terms of a deposit agreement. As of June 30, 2026, we had $6.6 billion in total deposits. See Part I – Item 1 – Note 9, Deposits, to our condensed consolidated financial statements for more information regarding our deposits.
(3)The Company utilizes securitized debt agreements to finance a portion of our receivables, lower our cost of borrowing and more efficiently utilize capital. The Company had $97.8 million of securitized debt under these facilities as of June 30, 2026. We also utilize off-balance sheet factoring and securitization arrangements to sell certain of our accounts receivable to unrelated third-party financial institutions in order to accelerate the collection of the Company’s cash and reduce internal costs. Available capacity is generally dependent on the level of our trade accounts receivable eligible to be sold and the financial institutions’ willingness to purchase such receivables. However, the Company is not dependent on them to maintain its liquidity and capital resources. See Part I – Item 1 – Notes 10, Financing and Other Debt and 11, Off-Balance Sheet Arrangements, to our condensed consolidated financial statements for further information about the Company’s securitized debt and off-balance sheet arrangements.
(4)From time to time, WEX Bank enters into participation agreements with third-party banks to fund customers’ balances that exceed WEX Bank’s lending limit to individual customers. There was $49.6 million borrowed against these participation agreements as of June 30, 2026.
(5)WEX Bank borrows from short-term uncommitted federal funds lines of credit from time to time to supplement the financing of the Company’s accounts receivable. There were $100.0 million outstanding borrowings under these lines of credit as of June 30, 2026. The Bank is also a member of the FHLB of Des Moines, which provides collateralized short-term funding. As of June 30, 2026, WEX Bank had $1.5 billion of advances outstanding and had $118.3 million of remaining borrowing capacity. See Part I – Item 1 – Note 10, Financing and Other Debt, to our condensed consolidated financial statements for more information regarding these facilities.
(6)Under share repurchase programs, which may be authorized by our board of directors from time to time, the Company may repurchase up to specified dollar values of shares of its common stock through a variety of methods as approved by our board of directors from time to time. For additional information regarding our current authorized share repurchase program, see Financing Activities later in this Liquidity and Capital Resources section and Part I - Item 1 - Note 6, Repurchases of Common Stock, to our condensed consolidated financial statements.
Additional Sources of Cash Available
WEX Bank has the ability to borrow funds from the Federal Reserve Bank Discount Window. Borrowing limits fluctuate based on pledged assets, and as of June 30, 2026, the Company could borrow up to a maximum amount of $221.9 million. WEX Bank had no borrowings outstanding on this line of credit as of June 30, 2026. Also, under an uncommitted borrowing facility, WEX Australia can be advanced up to A$21.3 million from Bank of America in short-term funds. The Company had no borrowings outstanding on this facility as of June 30, 2026. See Part I – Item 1 – Note 10, Financing and Other Debt, to our condensed consolidated financial statements for more information regarding these borrowing arrangements.
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
We were in compliance with these covenants and restrictions as of June 30, 2026.
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
We were in compliance with these covenants and restrictions as of June 30, 2026.
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
Cash Flows
The table below summarizes our cash activities and adjusted free cash flow:

	Six Months Ended June 30,
(in millions)	2026	2025
Net cash provided by (used for)
Operating activities	$(408.4)	$(217.0)
Investing activities	$(780.0)	$(415.8)
Financing activities	$1,296.1	$660.4
Non-GAAP financial measure:
Adjusted free cash flow[1]	$268.5	$210.5
(1)Adjusted free cash flow is calculated as cash flows from operating activities adjusted for net sales and maturities or purchases of current investment securities, capital expenditures, net Funding Activity, changes in WEX Bank cash balances and certain other adjustments. Although non-GAAP adjusted free cash flow is not calculated in accordance with GAAP, WEX believes that adjusted free cash flow is a useful measure to further evaluate our results of operations. Please refer to the section titled Non-GAAP Financial Measures That Supplement GAAP Measures included in Part I, Item 2 of this Form 10–Q for the reasons why we believe this is an important financial measure, and for a reconciliation to net cash provided by operating activities, the most closely comparable GAAP measure.
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

Cash used for operating activities for the six months ended June 30, 2026, increased $191.4 million as compared to the same period in the prior year primarily due to the impact of higher domestic fuel prices on receivable balances.
Investing Activities
Investing cash flows generally consist of capital expenditures, cash used for acquisitions and the investment of eligible custodial cash assets.
Cash used for investing activities for the six months ended June 30, 2026, increased $364.2 million as compared to the same period in the prior year primarily due to higher transfers of HSA deposits to WEX Bank in the current year, that are invested in available-for-sale debt securities.
Financing Activities
Financing cash flows generally consist of the issuance and repayment of debt and deposits, changes in restricted cash payable and during certain periods, may include repurchases of our common stock based on management’s evaluation of market and economic conditions and other factors.
Net cash provided by financing activities during 2026 increased $635.7 million as compared to the same period in the prior year, primarily due to an increase in Net Funding Activity driven substantially by higher relative deposit balances and net borrowings from the FHLB. While we completed the Tender Offer during the six months ended June 30, 2025, we funded the majority of such share repurchases with $450.0 million of gross borrowings from a new Term Loan B-3 facility under our Credit Agreement and through gross proceeds of $550.0 million from a new offering of Senior Notes. The excess of proceeds received through these borrowings over the amounts paid to repurchase shares under the Tender Offer were used to repay borrowings on the Revolving Credit Facility. As a result, these transactions collectively had little net impact on net cash flows from financing activities during 2025.
During the second quarter of 2026, the Company’s board of directors authorized a share repurchase program under which up to $1.0 billion of the Company’s common stock may be repurchased, with no expiration date. As of June 30, 2026, there was $940.0 million worth of WEX common stock available to be purchased pursuant to the repurchase program authorization.
Other Commitments, Contingencies and Contractual Obligations
As of June 30, 2026, there were generally no material changes to our contractual obligations from the information previously provided in Item 7 of our Annual Report on Form 10–K for the year ended December 31, 2025.
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
Critical Accounting Estimates
We have no material changes to our critical accounting estimates discussed in our Annual Report on Form 10–K for the year ended December 31, 2025.

Recently Adopted Accounting Standards
See Note 2, Significant Accounting Policies, to the condensed consolidated financial statements included in Part I, Item 1 of this Form 10–Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
As of June 30, 2026, we have no material changes to the market risk disclosures discussed in Item 7A of our Annual Report on Form 10–K for the year ended December 31, 2025.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of the principal executive officer and principal financial officer of WEX Inc., evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2026. “Disclosure controls and procedures” are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports it files or submits under the Exchange Act, is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, the principal executive officer and principal financial officer of WEX Inc. concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2026.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10–K for the year ended December 31, 2025, which could materially affect our business, financial condition or future results. The risk factors disclosure in our Annual Report on Form 10-K for the year ended December 31, 2025 is qualified by the information that is described in this Quarterly Report on Form 10-Q. The risks described in our Annual Report on Form 10–K for the year ended December 31, 2025 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The Company had the following common stock repurchases under share repurchase programs during the second quarter of 2026.

	Total Number of Shares Purchased	Average Price Paid per Share [2]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[1]
April 1 - April 30, 2026	—	$—	—	$—
May 1 - May 31, 2026	94,729	$145.23	94,729	$986,242,563
June 1 - June 30, 2026	338,700	$136.53	338,700	$940,000,050
Total	433,429	$138.43	433,429
(1) Under a share repurchase program authorization, approved by our board of directors and announced on May 14, 2026, the Company is authorized to repurchase up to a total of $1.0 billion worth of its common stock through open market purchases, privately negotiated transactions, accelerated share repurchase programs, issuer self-tender offers or other means pursuant to the share repurchase program. The share repurchase program authorization has no expiration date.
(2) The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible one percent excise tax on the net value of certain stock repurchases. All dollar amounts presented excludes such excise tax, as applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Arrangements
During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f)) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c), except as disclosed in the table following:

Name and Title	Date Adopted (“A”), Modified (“M”) or Terminated (“T”)	Character of Trading Arrangement	Maximum Aggregate Number of Shares of Common Stock to be Purchased or Sold Pursuant to the Trading Arrangement	Duration of Trading Arrangement
Jay Dearborn Chief Operating Officer, International	(A) June 1, 2026	Rule 10b5-1 trading arrangement	Up to 3,343 shares to be sold(1)	August 31, 2026 -April 30, 2027
Melissa Smith CEO, and President	(A) June 2, 2026	Rule 10b5-1 trading arrangement	Up to 28,109 shares to be sold(2)	September 1, 2026 - May 10, 2027
(1) This number includes 843 shares to be acquired upon the exercise of employee stock options scheduled to expire on March 20, 2027.
(2) All 28,109 shares to be acquired upon the exercise of employee stock options scheduled to expire on March 20, 2027 or May 10, 2027.

 Item 6. Exhibits.

	Exhibit No.	Description
	3.1	Amended and Restated Certificate of Incorporation of WEX Inc. (incorporated by reference to Exhibit No. 3.1 to our Current Report on Form 8–K filed with the SEC on June 10, 2021)
	3.2
Certificate of Amendment of Amended and Restated Certificate of Incorporation of WEX Inc. (incorporated by reference to Exhibit No. 3.1 to our Current Report on Form 8-K filed with the SEC on May 20, 2025)

	3.3	Amended and Restated By-Laws of WEX Inc. (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed with the SEC on December 13, 2022)
	10.1	Cooperation Agreement dated May 3, 2026 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 4, 2026)
*	31.1	Certification of Chief Executive Officer of WEX INC. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended
*	31.2	Certification of Chief Financial Officer of WEX INC. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended
*	32.1
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

WEX INC.

July 23, 2026	By:	/s/ Jagtar Narula
Jagtar Narula
Chief Financial Officer
(principal financial officer and duly authorized officer)