Form 10-Q
period 2026-09-30
WEX Inc.
filed 2026-10-29
CIK 1309108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
☐ Yes  ☒  No
Number of shares of common stock outstanding as of October 26, 2026 was 32,864,048.

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

A&R 2019 Plan	The Company’s Amended and Restated 2019 Equity and Incentive Plan, as amended on May 15, 2025.
Adjusted free cash flow	A non-GAAP measure calculated as cash flows from operating activities adjusted for the inclusion of (i) net sales and maturities or purchases of current investment securities, (ii) capital expenditures, and (iii) Net Funding Activity; the exclusion of (iv) changes in WEX Bank cash balances; and the inclusion or exclusion of (v) certain other adjustments, as applicable.
Adjusted net income or ANI	A non-GAAP measure that adjusts net income to exclude all items excluded in adjusted operating income, further excluding unrealized gains and losses on financial instruments, net foreign currency gains and losses, debt issuance cost amortization, tax related items and certain other non-operating items, as applicable depending on the period presented.
Adjusted operating income	A non-GAAP measure that adjusts operating income to exclude specified items that the Company’s management excludes in evaluating performance, including acquisition-related intangible amortization, other acquisition and divestiture related items, debt restructuring costs, stock-based compensation, other costs and certain non-recurring or non-cash operating charges that are not core to our operations, as applicable depending on the period presented.
ASU	Accounting Standards Update
Average number of SaaS accounts	Represents the average number of active consumer-directed health, COBRA, and billing accounts on our SaaS platforms. HSA accounts for which WEX Inc. serves as the non-bank custodian under designation by the U.S. Department of Treasury are included in this average.
B2B	Business-to-Business
CODM	Chief Operating Decision Maker
Company	WEX Inc. and all entities included in the consolidated financial statements.
Corporate Cash	Calculated in accordance with the terms of our consolidated leverage ratio in the Company’s Credit Agreement.
Credit Agreement	Amended and Restated Credit Agreement entered into on April 1, 2021 (as amended from time to time) by and among the Company and certain of its subsidiaries, as borrowers, and Bank of America, N.A., as administrative agent on behalf of the lenders.
DSUs	Deferred stock units held by non-employee directors.
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve Bank Discount Window	Monetary policy that allows WEX Bank to borrow funds on a short-term basis to meet temporary shortages of liquidity caused by internal or external disruptions.
FHLB	Federal Home Loan Bank
FSA	Flexible spending account
GAAP	Generally accepted accounting principles in the United States
HRA	Health reimbursement arrangements
HSA	Health savings account
HSA Yield	HSA Yield is calculated by dividing total custodial investment revenue by average HSA custodial cash assets.
Indenture	The indenture dated as of March 6, 2025, among the Company, the subsidiary guarantors party thereto and Citibank, N.A., as trustee, which governs the Senior Notes.
IRS	Internal Revenue Service
MSUs	Market share units
NAV	Net asset value
Net Funding Activity	Includes changes in HSA deposits invested in debt securities and changes in deposits, net advances from the FHLB, changes in participation debt, and changes in borrowed federal funds, as applicable, which are all used as part of WEX Bank’s accounts receivable financing strategy.
Net interchange rate	Represents the percentage of the dollar value of each payment processing transaction that WEX records as revenue from merchants, less certain discounts given to customers and network fees.

Net late fee rate	Net late fee rate represents late fee revenue as a percentage of fuel purchased by fleets that have a payment processing relationship with WEX.
Net payment processing rate	The percentage of each payment processing $ of fuel that the Company records as revenue from merchants less certain discounts given to customers and network fees.
Operating cash flow	Net cash provided by (used for) operating activities
Operating interest	Interest expense incurred on the operating debt obtained to provide liquidity for the Company’s short-term receivables or used for investing purposes in fixed income debt securities.
Over-the-road	Typically, heavy trucks traveling long distances.
Payment processing $ of fuel	Total dollar value of the fuel purchased by fleets that have a payment processing relationship with WEX.
Payment processing transactions	Total number of purchases made by fleets that have a payment processing relationship with the Company where the Company maintains the receivable for the total purchase.
Processing costs	Expenses related to processing transactions, servicing customers and merchants and costs of goods sold related to hardware and other product sales.
PSUs	Performance stock units
Purchase volume	Purchase volume in the Corporate Payments segment represents the total dollar value of all WEX-issued transactions that use WEX corporate card products and virtual card products. Purchase volume in the Benefits segment represents the total dollar value of all transactions where interchange is earned by WEX.
Revolving Credit Facility	The Company’s secured revolving credit facility under the Credit Agreement
RSUs	Restricted stock units
SaaS	Software-as-a-Service
SEC	Securities and Exchange Commission
Senior Notes	$550.0 million 6.500% senior unsecured notes, issued March 6, 2025 and due March 15, 2033
Service fees	Costs incurred from third-party networks utilized to deliver payment solutions and other third-parties utilized in performing services directly related to generating revenue.
SOFR	Secured Overnight Financing Rate
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

WEX Inc. Condensed Consolidated Statements of Operations
(in millions, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues
Payment processing revenue	$344.8	$301.7	$973.4	$858.8
Account servicing revenue	186.7	185.3	547.0	542.3
Finance fee revenue	115.9	83.2	297.9	239.3
Other revenue	132.7	121.5	389.1	347.6
Total revenues	780.1	691.8	2,207.5	1,987.9
Cost of services
Processing costs	167.8	163.1	493.7	491.9
Service fees	22.1	22.6	70.1	71.5
Provision for credit losses	23.2	20.4	85.5	57.9
Operating interest	33.2	29.2	89.5	82.0
Depreciation and amortization	41.1	39.0	118.3	113.7
Total cost of services	287.4	274.3	857.2	817.0
General and administrative	100.7	92.0	292.4	251.9
Sales and marketing	109.3	97.3	326.5	285.9
Depreciation and amortization	43.9	44.7	131.2	135.5
Operating income	238.8	183.6	600.1	497.6
Financing interest expense, net of financial instruments	(53.2)	(63.8)	(159.0)	(181.8)
Change in fair value of contingent consideration	—	(0.7)	(0.7)	(2.3)
Net foreign currency (loss) gain	(0.1)	(2.6)	4.0	(3.3)
Income before income taxes	185.5	116.4	444.5	310.2
Income tax expense	51.4	36.2	124.1	90.3
Net income attributable to shareholders	$134.1	$80.3	$320.3	$219.8

Net income attributable to shareholders per share:
Basic	$3.95	$2.34	$9.32	$6.13
Diluted	$3.88	$2.30	$9.20	$6.07
Weighted average common shares outstanding:
Basic	33.9	34.4	34.4	35.8
Diluted	34.6	34.8	34.8	36.2
See notes to the unaudited condensed consolidated financial statements.

Table of Contents	PART I
WEX Inc. Condensed Consolidated Statements of Comprehensive Income
(in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income attributable to shareholders	$134.1	$80.3	$320.3	$219.8

Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on available-for-sale debt securities	(179.4)	33.1	(236.8)	106.4
Foreign currency translation	0.4	(3.2)	(6.5)	64.5
Other comprehensive (loss) income, net of tax	(179.0)	29.9	(243.3)	170.9

Comprehensive (loss) income	$(44.9)	$110.2	$77.0	$390.7
See notes to the unaudited condensed consolidated financial statements.

Table of Contents	PART I
WEX Inc. Condensed Consolidated Balance Sheets
(in millions, except per share data)
(unaudited)

	September 30, 2026	December 31, 2025
Assets
Cash and cash equivalents(1)	$593.2	$905.8
Restricted cash	580.9	772.7
Accounts receivable, net	5,342.7	3,362.6
Investment securities	4,673.6	4,332.9
Securitized accounts receivable, restricted(1)	192.8	123.7
Prepaid expenses and other current assets	158.7	215.4
Total current assets	11,541.9	9,713.0
Property, equipment and capitalized software (net of accumulated depreciation of $824.0 in 2026 and $713.0 in 2025)	267.2	253.7
Goodwill	3,025.9	3,015.3
Other intangible assets (net of accumulated amortization of $1,865.5 in 2026 and $1,730.0 in 2025)	1,008.2	1,088.2
Investment securities	102.7	94.2
Deferred income taxes, net	17.4	16.9
Other assets	233.7	218.2
Total assets	$16,196.9	$14,399.5
Liabilities and Stockholders’ Equity
Accounts payable	$2,046.7	$1,070.4
Accrued expenses and other current liabilities	583.4	695.2
Restricted cash payable	577.5	771.5
Short-term deposits	6,180.5	5,423.1
Short-term debt, net(1)	1,863.5	1,326.4
Total current liabilities	11,251.6	9,286.6
Long-term debt, net	3,457.6	3,532.0
Deferred income taxes, net	210.9	187.3
Other liabilities	124.9	159.1
Total liabilities	15,044.9	13,165.0
Stockholders’ Equity
Common stock $0.01 par value; 175.0 shares authorized; 51.2 shares issued in 2026 and 50.7 in 2025; 33.3 shares outstanding in 2026 and 34.3 in 2025	0.5	0.5
Additional paid-in capital	1,311.3	1,208.9
Retained earnings	2,691.2	2,370.8
Accumulated other comprehensive loss	(371.5)	(128.1)
Treasury stock at cost; 17.9 shares in 2026 and 16.4 shares in 2025	(2,479.4)	(2,217.6)
Total stockholders’ equity	1,152.1	1,234.5
Total liabilities and stockholders’ equity	$16,196.9	$14,399.5
(1) The Company’s condensed consolidated balance sheets include assets and liabilities of consolidated VIEs. See Note 10, Financing and Other Debt, for further details.

See notes to the unaudited condensed consolidated financial statements.

Table of Contents	PART I
WEX Inc. Condensed Consolidated Statements of Stockholders’ Equity
(in millions)
(unaudited)

	Common Stock Issued		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2026	50.7	$0.5	$1,208.9	$2,370.8	$(128.1)	$(2,217.6)	$1,234.5
Stock issued under share-based compensation plans	0.4	—	1.4	—	—	—	1.4
Reclassification of liability-classified awards to equity	—	—	14.5	—	—	—	14.5
Share repurchases for tax withholdings	—	—	(31.1)	—	—	—	(31.1)
Stock-based compensation expense	—	—	27.5	—	—	—	27.5
Unrealized loss on available-for-sale debt securities	—	—	—	—	(46.5)	—	(46.5)
Foreign currency translation	—	—	—	—	(3.7)	—	(3.7)
Net income	—	—	—	77.7	—	—	77.7
Balance at March 31, 2026	51.1	$0.5	$1,221.3	$2,448.5	$(178.3)	$(2,217.6)	$1,274.4
Stock issued under share-based compensation plans	—	—	0.6	—	—	—	0.6
Share repurchases for tax withholdings	—	—	(1.2)	—	—	—	(1.2)
Repurchases of common stock	—	—	—	—	—	(60.0)	(60.0)
Stock-based compensation expense	—	—	36.4	—	—	—	36.4
Unrealized loss on available-for-sale debt securities	—	—	—	—	(10.9)	—	(10.9)
Foreign currency translation	—	—	—	—	(3.2)	—	(3.2)
Net income	—	—	—	108.5	—	—	108.5
Balance at June 30, 2026	51.1	$0.5	$1,257.1	$2,557.0	$(192.5)	$(2,277.6)	$1,344.6
Stock issued under share-based compensation plans	0.1	—	12.3	—	—	—	12.3
Share repurchases for tax withholdings	—	—	(1.2)	—	—	—	(1.2)
Repurchases of common stock	—	—	—	—	—	(201.8)	(201.8)
Stock-based compensation expense	—	—	43.1	—	—	—	43.1
Unrealized loss on available-for-sale debt securities	—	—	—	—	(179.4)	—	(179.4)
Foreign currency translation	—	—	—	—	0.4	—	0.4
Net income	—	—	—	134.1	—	—	134.1
Balance at September 30, 2026	51.2	$0.5	$1,311.3	$2,691.2	$(371.5)	$(2,479.4)	$1,152.1

Table of Contents	PART I
WEX Inc. Condensed Consolidated Statements of Stockholders’ Equity (continued)
(in millions)
(unaudited)

	Common Stock Issued		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2025	50.3	$0.5	$1,149.7	$2,066.8	$(312.3)	$(1,416.0)	$1,488.8
Stock issued under share-based compensation plans	0.3	—	1.2	—	—	—	1.2
Share repurchases for tax withholdings	—	—	(25.5)	—	—	—	(25.5)
Repurchases of common stock	—	—	—	—	—	(801.6)	(801.6)
Stock-based compensation expense	—	—	8.8	—	—	—	8.8
Unrealized gain on available-for-sale debt securities	—	—	—	—	48.7	—	48.7
Foreign currency translation	—	—	—	—	18.4	—	18.4
Net income	—	—	—	71.5	—	—	71.5
Balance at March 31, 2025	50.6	$0.5	$1,134.2	$2,138.3	$(245.1)	$(2,217.5)	$810.4
Stock issued under share-based compensation plans	—	—	0.1	—	—	—	0.1
Share repurchases for tax withholdings	—	—	(1.2)	—	—	—	(1.2)
Repurchases of common stock	—	—	—	—	—	(0.1)	(0.1)
Stock-based compensation expense	—	—	27.4	—	—	—	27.4
Unrealized gain on available-for-sale debt securities	—	—	—	—	24.6	—	24.6
Foreign currency translation	—	—	—	—	49.3	—	49.3
Net income	—	—	—	68.1	—	—	68.1
Balance at June 30, 2025	50.7	$0.5	$1,160.6	$2,206.4	$(171.1)	$(2,217.6)	$978.7
Stock issued under share-based compensation plans	—	—	1.4	—	—	—	1.4
Share repurchases for tax withholdings	—	—	(1.2)	—	—	—	(1.2)
Stock-based compensation expense	—	—	29.4	—	—	—	29.4
Unrealized gain on available-for-sale debt securities	—	—	—	—	33.1	—	33.1
Foreign currency translation	—	—	—	—	(3.2)	—	(3.2)
Net income	—	—	—	80.3	—	—	80.3
Balance at September 30, 2025	50.7	$0.5	$1,190.1	$2,286.7	$(141.2)	$(2,217.7)	$1,118.4
See notes to the unaudited condensed consolidated financial statements.

Table of Contents	PART I
WEX Inc. Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net income	$320.3	$219.8
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Stock-based compensation	107.0	77.8
Depreciation and amortization	249.6	249.2
Provision for credit losses	85.5	57.9
Other non-cash adjustments	16.8	34.6
Net change in operating assets and liabilities	(1,198.8)	(479.8)
Net cash (used for) provided by operating activities	(419.6)	159.6

Cash flows from investing activities
Purchases of property, equipment and capitalized software	(128.0)	(102.2)
Purchases of equity securities and other investments	(26.8)	(11.7)
Purchases of available-for-sale debt securities	(1,128.4)	(923.6)
Sales and maturities of available-for-sale debt securities	551.9	653.4
Acquisition of intangible assets	—	(14.5)
Other investing activities	(0.4)	4.4
Net cash used for investing activities	(731.8)	(394.3)

Cash flows from financing activities
Repurchases of common stock	(267.4)	(799.8)
Net change in deposits	758.1	697.6
Net change in restricted cash payable	(185.7)	(215.6)
Borrowings on revolving credit facility	9,221.9	7,969.7
Repayments on revolving credit facility	(9,255.3)	(8,273.5)
Borrowings on term loans	—	447.8
Repayments on term loans	(47.6)	(46.4)
Proceeds from issuance of Senior Notes	—	550.0
Advances from the FHLB	20,751.0	11,524.0
Repayments to the FHLB	(20,431.0)	(11,519.0)
Net change in borrowed federal funds	195.0	—
Net borrowings (repayments) on other debt	21.5	(1.9)
Payments of deferred and contingent consideration	(80.7)	(76.7)
Other financing activities	(19.2)	(39.3)
Net cash provided by financing activities	660.6	216.8
Effect of exchange rates on cash, cash equivalents and restricted cash	(13.6)	62.3
Net change in cash, cash equivalents and restricted cash	(504.3)	44.4
Cash, cash equivalents and restricted cash, beginning of period	1,678.4	1,437.0
Cash, cash equivalents and restricted cash, end of period	$1,174.1	$1,481.5
See notes to the unaudited condensed consolidated financial statements.

Table of Contents	PART I

WEX INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	Basis of Presentation
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
In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation in accordance with GAAP have been included. Operating results for the three and nine months ended September 30, 2026, are not necessarily indicative of the results for any future periods or the year ending December 31, 2026. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements that are included in the Company’s Annual Report on Form 10–K for the year ended December 31, 2025, filed with the SEC on February 13, 2026 (“2025 Annual Report”).
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
Significant Accounting Policies
The significant accounting policies used in preparation of these condensed consolidated financial statements as of and for the nine months ended September 30, 2026, are consistent with those discussed in “Note 1, Basis of Presentation and Summary of Significant Accounting Policies” to the consolidated financial statements in our 2025 Annual Report.
Cash and Cash Equivalents and Restricted Cash
The following table provides a reconciliation of end of period cash, cash equivalents and restricted cash reported within our condensed consolidated statements of cash flows to amounts within our condensed consolidated balance sheets for the periods ended:

	September 30, 2026	September 30, 2025
Cash and cash equivalents	$593.2	$812.9
Restricted cash	580.9	668.6
Cash, cash equivalents, and restricted cash shown in the statement of cash flows	$1,174.1	$1,481.5
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
The Company did not adopt any accounting standards during the nine months ended September 30, 2026.

Standard	Description	Date/Method of Adoption	Effect on financial statements or other significant matters
Not Yet Adopted as of September 30, 2026
ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses	Requires disclosure in the notes to the financial statements of specified information about certain costs and expenses (including the amounts of employee compensation, depreciation and intangible asset amortization) included within each income statement expense caption.	The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU, or (2) retrospectively to all prior periods presented in the financial statements.	The Company is currently evaluating the impact that the adoption of this ASU will have on its consolidated financial statements and related disclosures.
ASU 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software	Modernizes the accounting for internal-use software. The update eliminates the prescriptive software development stages (e.g., preliminary project stage, application development stage) and instead requires capitalization to begin when management authorizes and commits to funding the project and it is probable the project will be completed and used to perform the function intended.	The standard is effective for annual reporting periods beginning after December 15, 2027, and interim periods within those annual periods. Early adoption is permitted as of the beginning of an annual reporting period. The amendments may be applied using a prospective, modified, or retrospective transition approach.	The Company is currently evaluating the impact that this new guidance will have on its consolidated financial statements and related disclosures.
ASU 2025-08, Financial Instruments—Credit Losses (Topic 326): Purchased Loans	The amendments in this update expand the use of the “gross-up” approach to certain acquired loans beyond purchased financial assets with credit deterioration. Under this approach, an allowance for expected credit losses is recognized at acquisition, offsetting the loan’s amortized cost basis, thereby eliminating the day-one credit loss expense previously required.	The standard is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted. The amendments should be applied on a prospective basis to loans acquired on or after the initial application date.	We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

3.	Revenues
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
The following tables disaggregate the Company’s consolidated revenues, substantially all of which relate to services transferred to the customer over time:

Table of Contents	PART I
WEX INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (unaudited)

	Three Months Ended September 30, 2026
(in millions)	Mobility	Benefits	Corporate Payments	Total
Topic 606 revenues
Payment processing revenue	$205.4	$25.8	$113.6	$344.8
Account servicing revenue	11.4	110.2	19.4	141.0
Other revenue	25.8	11.8	0.1	37.7
Total Topic 606 revenues	$242.6	$147.8	$133.1	$523.5
Non-Topic 606 revenues	192.5	59.8	4.4	256.6
Total revenues	$435.1	$207.6	$137.4	$780.1

	Three Months Ended September 30, 2025
(in millions)	Mobility	Benefits	Corporate Payments	Total
Topic 606 revenues
Payment processing revenue	$168.2	$23.8	$109.7	$301.7
Account servicing revenue	11.1	113.3	18.3	142.7
Other revenue	25.7	11.5	0.1	37.2
Total Topic 606 revenues	$204.9	$148.6	$128.1	$481.6
Non-Topic 606 revenues	155.9	49.6	4.7	210.2
Total revenues	$360.8	$198.1	$132.8	$691.8

	Nine Months Ended September 30, 2026
(In millions)	Mobility	Benefits	Corporate Payments	Total
Topic 606 revenues
Payment processing revenue	$573.0	$88.3	$312.1	$973.4
Account servicing revenue	34.4	332.1	50.8	417.2
Other revenue	73.1	35.1	0.2	108.4
Total Topic 606 revenues	$680.4	$455.5	$363.1	$1,499.0
Non-Topic 606 revenues	521.7	174.3	12.5	708.4
Total revenues	$1,202.1	$629.8	$375.6	$2,207.5

	Nine Months Ended September 30, 2025
(In millions)	Mobility	Benefits	Corporate Payments	Total
Topic 606 revenues
Payment processing revenue	$484.9	$80.8	$293.1	$858.8
Account servicing revenue	31.8	339.7	47.0	418.5
Other revenue	75.4	27.6	0.1	103.1
Total Topic 606 revenues	$592.1	$448.0	$340.3	$1,380.3
Non-Topic 606 revenues	448.8	144.5	14.3	607.6
Total revenues	$1,040.8	$592.5	$354.5	$1,987.9
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

(in millions)
Contract balance	Location on the condensed consolidated balance sheets	September 30, 2026	December 31, 2025
Receivables	Accounts receivable, net	$61.1	$57.1
Contract assets	Prepaid expenses and other current assets	26.9	17.6
Contract assets	Other assets	34.1	36.2
Contract liabilities	Accrued expenses and other current liabilities	28.2	26.7
Contract liabilities	Other liabilities	48.9	64.8
During the three and nine months ended September 30, 2026 and 2025, the Company recognized revenue of $5.4 million and $21.9 million and $5.6 million and $21.8 million, respectively, included in the opening contract liabilities balances.
Remaining Performance Obligations
The Company’s unsatisfied or partially unsatisfied performance obligations as of September 30, 2026, represent the remaining minimum monthly fees on a portion of contracts across the lines of business, deferred revenue associated with stand ready payment processing obligations and contractually obligated professional services yet to be provided by the Company. The total remaining performance obligations below are not indicative of the Company’s future revenue, as they relate to an insignificant portion of the Company’s operations.
The following table includes revenue expected to be recognized by year related to remaining performance obligations as of September 30, 2026.

(in millions)	Remaining 2026	2027	2028	2029	2030	Thereafter	Total
Minimum monthly fees[1]	$17.0	$40.7	$18.5	$7.5	$3.0	$0.2	$86.8
Other[2]	14.3	30.3	29.2	29.8	8.6	7.2	119.4
Total remaining performance obligations	$31.3	$71.0	$47.7	$37.2	$11.7	$7.4	$206.2
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
Accounts receivable consists of amounts billed to and due from customers across a wide range of industries and other third parties. The Company often extends short-term credit to cardholders by paying the merchant for the purchase price less the fees it retains and records as revenue, then subsequently collecting the total purchase price from the cardholder. The Company also extends revolving credit to certain small fleets. The Company had approximately $142.5 million and $104.8 million in gross receivables with revolving credit balances as of September 30, 2026 and December 31, 2025, respectively.
The allowance for accounts receivable consists of reserves for both credit and fraud losses, reflecting management’s current estimate of uncollectible balances on its accounts receivable. The following tables present changes in the accounts receivable allowances by portfolio segment:

	Three Months Ended September 30, 2026
(in millions)	Mobility	Benefits	Corporate Payments	Total
Balance, beginning of period	$72.7	$1.8	$18.6	$93.2
Provision for credit losses(1)	21.1	0.2	1.9	23.2
Other(2)	3.8	—	—	3.8
Charge-offs	(30.5)	(0.1)	(2.0)	(32.6)
Recoveries of amounts previously charged-off	5.6	—	0.2	5.8
Balance, end of period	$72.7	$1.9	$18.8	$93.4

	Three Months Ended September 30, 2025
(in millions)	Mobility	Benefits	Corporate Payments	Total
Balance, beginning of period	$56.2	$6.1	$21.3	$83.7
Provision for credit losses(1)	15.1	0.5	4.8	20.4
Other(2)	4.9	—	—	4.9
Charge-offs	(23.6)	(5.1)	(2.0)	(30.6)
Recoveries of amounts previously charged-off	2.4	0.2	—	2.6
Currency translation	—	—	(0.1)	(0.1)
Balance, end of period	$55.1	$1.7	$24.0	$80.9

Table of Contents	PART I
WEX INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (unaudited)

	Nine Months Ended September 30, 2026
(In millions)	Mobility	Benefits	Corporate Payments	Total
Balance, beginning of period	$58.1	$2.0	$24.2	$84.3
Provision for credit losses(1)	79.0	0.4	6.1	85.5
Other(2)	12.3	—	—	12.3
Charge-offs	(88.3)	(0.5)	(11.7)	(100.5)
Recoveries of amounts previously charged-off	11.8	—	0.4	12.2
Currency translation	(0.1)	—	(0.3)	(0.4)
Balance, end of period	$72.7	$1.9	$18.8	$93.4

	Nine Months Ended September 30, 2025
(In millions)	Mobility	Benefits	Corporate Payments	Total
Balance, beginning of period	$56.6	$7.7	$13.2	$77.6
Provision for credit losses(1)	44.4	(0.8)	14.2	57.9
Other(2)	14.6	—	—	14.6
Charge-offs	(70.1)	(5.5)	(4.5)	(80.0)
Recoveries of amounts previously charged-off	9.0	0.3	—	9.2
Currency translation	0.7	—	0.9	1.6
Balance, end of period	$55.1	$1.7	$24.0	$80.9
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
The following table presents the outstanding balance of trade accounts receivable that are less than 30 and 60 days past due, shown in each case as a percentage of total trade accounts receivable:

Delinquency Status	September 30, 2026	December 31, 2025
Less than 30 days past due	99%	98%
Less than 60 days past due	99%	99%
Concentration of Credit Risk
The receivables portfolio primarily consists of a large group of homogeneous balances across a wide range of industries, which are collectively evaluated for impairment. No individual customer had a receivable balance representing 10 percent or more of the outstanding receivables balance at September 30, 2026 or December 31, 2025.

Table of Contents	PART I
WEX INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (unaudited)

6.	Repurchases of Common Stock
Under share repurchase programs authorized by our board of directors from time to time, the Company may repurchase up to specified dollar values of shares of its common stock through a variety of methods as approved by our board of directors. The number of shares repurchased by the Company during the three and nine months ended September 30, 2026 and 2025 pursuant to previously announced and approved repurchase programs have been recorded as treasury stock in our condensed consolidated balance sheet and are included in the following table.
Summary of Share Repurchases

(In millions)	Shares	Total Cost[1]
Three months ended September 30, 2026	1.1	$201.8
Nine months ended September 30, 2026	1.5	$261.8
Three months ended September 30, 2025	—	$—
Nine months ended September 30, 2025	5.1	$801.7
1 Reflects the applicable one percent excise tax imposed by the Inflation Reduction Act of 2022 on the net value of certain stock repurchases along with costs and fees of the 2025 Tender Offer, as applicable. Such excise taxes and fees are included within cash flows from financing activities when paid.

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
The following table presents net income and reconciles basic and diluted shares outstanding used in the earnings per share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Net income	$134.1	$80.3	$320.3	$219.8

Weighted average common shares outstanding – Basic	33.9	34.4	34.4	35.8
Dilutive impact of share-based compensation awards(1)	0.6	0.5	0.5	0.4
Weighted average common shares outstanding – Diluted	34.6	34.8	34.8	36.2
(1)For the three and nine months ended September 30, 2026, 0.1 million and 0.6 million, respectively, of outstanding share-based compensation awards were excluded from the computation of diluted earnings per share under the treasury stock method, as the effect of including those shares would be anti-dilutive. For the three and nine months ended September 30, 2025, 0.4 million and 0.6 million, respectively, of outstanding share-based compensation awards were excluded from the computation of diluted earnings per share under the treasury stock method, as the effect of including those shares would be anti-dilutive. In addition, certain PSUs and MSUs are excluded from the calculation of dilutive earnings per share because the underlying minimum threshold performance or market conditions have not yet been achieved by the end of the reporting period.

Table of Contents	PART I
WEX INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (unaudited)

8.	Derivative Instruments
Contingent Consideration Derivative Liability
At September 30, 2026 and December 31, 2025, the Company had a contingent consideration derivative liability associated with its asset acquisition from Bell Bank. See Note 13, Financial Instruments − Fair Value and Concentrations of Credit Risk, for further discussion of this derivative and its associated fair value determination.

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
The following table presents the composition of deposits, which are classified as short-term or long-term based on their contractual maturities:

(in millions)	September 30, 2026	December 31, 2025
Customer deposits	$334.9	$245.6
Contractual deposits with maturities within 1 year(1),(2)	402.9	250.0
Interest-bearing money market deposits(1)	684.8	727.5
HSA deposits(3)	4,758.0	4,200.0
Short-term deposits	$6,180.5	$5,423.1

Weighted average cost of funds on contractual deposits outstanding	4.02%	4.00%
Weighted average cost of interest-bearing money market deposits outstanding	4.03%	3.79%
Weighted average cost of HSA deposits outstanding	0.11%	0.11%
(1)As of September 30, 2026 and December 31, 2025, all certificates of deposit and money market deposits were in denominations of $250,000 or less, corresponding to FDIC deposit insurance limits.
(2)Includes certificates of deposit and certain money market deposits, if any, which have a fixed maturity.
(3)HSA deposits are recorded within short-term deposits on the condensed consolidated balance sheets as the funds can be withdrawn by the account holders at any time.

Table of Contents	PART I
WEX INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (unaudited)

10.	Financing and Other Debt
The following tables summarize the Company’s total outstanding debt as of September 30, 2026 and December 31, 2025.

	As of September 30, 2026		As of December 31, 2025
(in millions)	Balance Outstanding	Interest Rate	Balance Outstanding	Interest Rate
Short term debt:
Securitized debt (VIEs)	$118.8	5.21%	$101.4	4.68%
Participation debt	70.0	6.16%	65.2	5.94%
FHLB advances	1,425.0	4.03%	1,105.0	3.87%
Borrowed federal funds	195.0	3.99%	—	—%
Current portion of long-term debt(5)	54.7	**	54.7	**
Total short term debt, net	$1,863.5		$1,326.4
**    Provided for the total Credit Agreement borrowings below.

	Balance Outstanding at:
(in millions)	September 30, 2026	December 31, 2025
Long-term debt:
Credit Agreement:
Term A-1 Loans(1)	$787.5	$821.3
Term B-2 Loans due April 1, 2028(2)	1,364.0	1,374.4
Term B-3 Loans due March 6, 2032(2)	443.3	446.6
Borrowings on Revolving Credit Facility(1)	395.0	428.4
Total borrowings under the Credit Agreement(3)	2,989.7	3,070.7
6.500% Senior Notes due March 15, 2033	550.0	550.0
Total long-term debt(4)	3,539.7	3,620.7
Less total unamortized debt issuance costs/discounts	(27.5)	(33.9)
Less current portion of long-term debt(5)	(54.7)	(54.7)
Long-term debt, net	$3,457.6	$3,532.0
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
(3)As of September 30, 2026 and December 31, 2025, amounts outstanding under the Credit Agreement bore a weighted average effective interest rate of 5.6 percent and 5.5 percent, respectively.
(4)See Note 13, Financial Instruments − Fair Value and Concentrations of Credit Risk for information regarding the fair value of the Company’s debt.
(5)Current portion of long-term debt as of both September 30, 2026 and December 31, 2025, is net of $8.7 million in unamortized debt issuance costs/discounts.

(in millions)	September 30, 2026	December 31, 2025
Supplemental information under Credit Agreement:
Letters of credit(1)	$44.5	$44.5
Remaining borrowing capacity on Revolving Credit Facility(2)	$1,160.5	$1,127.1
(1)Primarily collateralizing Corporate Payments processing activity.

Table of Contents	PART I
WEX INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (unaudited)

(2)Total commitments under the Revolving Credit Facility are $1.6 billion as of both September 30, 2026 and December 31, 2025. Borrowing capacity is contingent on maintaining compliance with the financial covenants as defined in the Company’s Credit Agreement. As of September 30, 2026, the Company pays a quarterly commitment fee at a rate per annum ranging from 0.25 percent to 0.45 percent of the daily unused portion of the Revolving Credit Facility determined based on the Company’s consolidated leverage ratio. The quarterly commitment fee in effect as of September 30, 2026 and December 31, 2025, was 0.25 percent and 0.30 percent, respectively.
Securitization Debt (VIEs)
Under securitized debt agreements, each month on a revolving basis, the Company sells certain of its Australian and European receivables to bankruptcy-remote entities that are VIEs consolidated by the Company, which in turn use the receivables as collateral to issue securitized debt. Amounts collected on the securitized receivables, including approximately $7.7 million of cash and cash equivalents as of September 30, 2026, and approximately $7.1 million as of December 31, 2025, are restricted to pay the securitized debt and are not available for general corporate purposes. Additionally, creditors of the VIE do not have financial recourse to WEX Inc. The Company pays interest on the outstanding balance of the securitized debt based on variable interest rates plus an applicable margin.
The Company’s securitized debt agreement for the securitization of its European receivables is with MUFG Bank, Ltd., has a maximum revolving borrowing limit of €55.0 million and expires in April 2027, unless otherwise agreed to in writing by the parties. The Company’s securitized debt facility for the securitization of its Australian receivables is with Australia and New Zealand Banking Group Limited, has a varying borrowing limit by month, ranging from a low of A$100.0 million to a high of A$125.0 million, expires in October 2027, and is annually renewable thereafter unless earlier terminated.
Participation Debt
From time to time, WEX Bank enters into participation agreements with third-party banks to fund customers’ balances that exceed WEX Bank’s lending limit to individual customers. Associated unsecured borrowings generally carry a variable interest rate set according to an applicable reference rate plus a margin, which was 2.25 percent as of both September 30, 2026 and December 31, 2025.
As of September 30, 2026, the Company had an outstanding participation agreement that allows for total borrowings of up to $70.0 million and expires in December 2026, unless otherwise agreed to in writing by the parties. Borrowings under the participation agreement are included in short-term debt given they may be canceled by either party upon 60 days’ advance written notice.
FHLB Advances
WEX Bank is a member of the Federal Home Loan Bank (FHLB) of Des Moines, which provides WEX Bank short-term funding collateralized by investment securities. WEX Bank had $1.4 billion and $1.1 billion of collateralized borrowings outstanding with the FHLB as of September 30, 2026 and December 31, 2025, respectively. Remaining borrowing capacity as of September 30, 2026, was $14.3 million based on collateral provided as of that date.
Borrowed Federal Funds
WEX Bank borrows from short-term uncommitted federal funds lines of credit extended by various financial institutions to supplement the financing of the Company’s accounts receivable. Under these federal funds lines of credit as of September 30, 2026, WEX Bank had $195.0 million in outstanding borrowings, while as of December 31, 2025, WEX had no outstanding borrowings against these lines of credit.
Other Short Term Borrowings
As an additional source of liquidity, as of September 30, 2026, WEX Bank had pledged $306.3 million of its customer receivables to the Federal Reserve Bank as collateral for potential borrowings through the Federal Reserve Bank Discount Window. Amounts that can be borrowed are based on the amount of collateral pledged and were $229.7 million and $151.0 million as of September 30, 2026 and December 31, 2025, respectively. WEX Bank had no borrowings outstanding on this line of credit through the Federal Reserve Bank Discount Window as of September 30, 2026 and December 31, 2025.

Table of Contents	PART I
WEX INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (unaudited)

Under an uncommitted borrowing facility, WEX Australia can be advanced up to A$21.3 million from Bank of America in short-term funds. Interest accrues on any advances at a rate fixed for each interest period of 1.80 percent above the Australian Bank Bill Buying Rate for that interest period. The Company had no borrowings outstanding on this facility as of September 30, 2026 and December 31, 2025.

11.	Off-Balance Sheet Arrangements
WEX Europe Services and WEX Bank Accounts Receivable Factoring
WEX Europe Services and WEX Bank are each party to separate accounts receivable factoring arrangements with unrelated third-party financial institutions to sell certain of their accounts receivable balances. Each subsidiary continues to service these receivables post-transfer with no participating interest. Upon transfer, proceeds received are recorded net of applicable costs or negotiated discount rates and are recorded in operating activities in the condensed consolidated statements of cash flows. Cost of factoring, which was $2.4 million and $5.0 million for the three and nine months ended September 30, 2026, respectively, and $2.5 million and $6.6 million for the three and nine months ended September 30, 2025, respectively, is recorded within cost of services in the condensed consolidated statements of operations.
The WEX Europe Services agreement automatically renews each January 1 unless either party gives not less than 90 days written notice of their intention to withdraw. Under this agreement, accounts receivable are sold without recourse to the extent that the customer balances are maintained at or below the credit limit established by the buyer. The Company maintains the risk of default on any customer receivable balances in excess of the buyer’s credit limit, which were immaterial as of September 30, 2026 and December 31, 2025. Under this arrangement, the Company sold $93.3 million and $273.7 million of accounts receivable during the three and nine months ended September 30, 2026, respectively, and $127.2 million and $360.0 million of accounts receivable during the three and nine months ended September 30, 2025, respectively.
The WEX Bank agreement has no set expiration date, however, either party can terminate the agreement with 30 days’ written notice. Under this arrangement, the Company sold $5.2 billion and $9.1 billion of trade accounts receivable during the three and nine months ended September 30, 2026, respectively, and $4.5 billion and $10.4 billion of trade accounts receivable during the three and nine months ended September 30, 2025, respectively.
Non-Bank Custodial HSA Cash Assets
As a non-bank custodian, WEX Inc. contracts with depository partners to hold custodial cash assets on behalf of individual account holders. As of September 30, 2026, WEX Inc. was custodian to approximately $5.4 billion in HSA cash assets. Of these custodial balances, approximately $613.5 million of HSA cash assets at September 30, 2026, were deposited with and managed by certain unrelated third-party partners and not recorded on our condensed consolidated balance sheets. Such third-party depository partners are regularly monitored by management for stability. The remaining balance of $4.8 billion in HSA cash assets as of September 30, 2026, is deposited with and managed by WEX Bank and is therefore reflected on our condensed consolidated balance sheets. See Note 9, Deposits, for further information about HSA deposits recorded on our condensed consolidated balance sheets.

12.	Investment Securities
The Company’s investment securities as of September 30, 2026 and December 31, 2025, are presented below. Accrued interest on investment securities of $38.3 million and $36.3 million as of September 30, 2026 and December 31, 2025, respectively, is excluded from total investment securities and recorded within prepaid expenses and other current assets on the condensed consolidated balance sheets.
During the three and nine months ended September 30, 2026, proceeds from the sale of available-for-sale securities were $4.9 million and $56.2 million, respectively. For the three and nine months ended September 30, 2025, proceeds from the sale of available-for-sale securities were $48.0 million and $120.6 million, respectively. Gross realized gains and losses

Table of Contents	PART I
WEX INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (unaudited)

included in earnings as a result of these sales were immaterial for the three and nine months ended September 30, 2026 and 2025.

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value(1)
As of September 30, 2026
Current:
Available-for-sale debt securities(2):
U.S. treasury notes	$349.0	$—	$24.0	$325.0
Corporate and sovereign debt securities	1,747.4	1.3	81.6	1,667.0
Municipal bonds	69.0	—	6.3	62.8
Asset-backed securities	1,035.0	1.7	8.4	1,028.4
Mortgage-backed securities	1,704.3	0.4	114.3	1,590.4
Total current investment securities	$4,904.7	$3.5	$234.6	$4,673.6

Non-current:
Available-for-sale debt securities(3)	$66.3	$—	$3.4	$62.9
Equity securities(4):
Mutual fund				26.9
Pooled investment fund				12.9
Total non-current investment securities				$102.7

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value(1)
As of December 31, 2025
Current:
Available-for-sale debt securities:
U.S. treasury notes	$412.4	$1.0	$15.9	$397.5
Corporate and sovereign debt securities	1,322.8	29.7	2.9	1,349.6
Municipal bonds	68.7	0.8	2.9	66.6
Asset-backed securities	865.3	5.6	2.7	868.2
Mortgage-backed securities	1,659.6	17.1	25.7	1,651.0
Total current investment securities	$4,328.8	$54.3	$50.2	$4,332.9

Non-current:
Available-for-sale debt securities(3)	$54.8	$0.2	$1.3	$53.7
Equity securities(4):
Mutual fund				27.6
Pooled investment fund				12.9
Total non-current investment securities				$94.2
(1)The Company’s methods for measuring the fair value of its investment securities are discussed in Note 13, Financial Instruments − Fair Value and Concentrations of Credit Risk.
(2)As of September 30, 2026, the Company has pledged available-for-sale debt securities with a fair value of $85.5 million as collateral against recurring settlement obligations owed in conjunction with its transactions processed through licensed card networks and $1.6 billion as collateral for FHLB advances, as further discussed in Note 10, Financing and Other Debt.

Table of Contents	PART I
WEX INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (unaudited)

(3)The fair value of available-for-sale debt securities at September 30, 2026, was comprised of municipal bonds of $57.8 million and mortgage-backed securities of $5.1 million. The fair value of available-for-sale debt securities at December 31, 2025 was comprised of municipal bonds of $45.3 million and mortgage-backed securities of $8.4 million.
(4)Excludes $18.0 million and $18.4 million in equity securities as of September 30, 2026 and December 31, 2025, respectively, included in prepaid expenses and other current assets and other assets on the condensed consolidated balance sheets.
The following tables present estimated fair value and gross unrealized losses of available-for-sale debt securities in an unrealized loss position for less than and greater than one year for which an allowance for credit losses has not been recorded, aggregated by security category. There are no expected credit losses that have been recorded against our investment securities as of September 30, 2026 and December 31, 2025.

	As of September 30, 2026
	Less Than One Year		One Year or Longer		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment-grade rated debt securities:
U.S. treasury notes	$71.0	$4.2	$254.0	$19.8	$325.0	$24.0
Corporate and sovereign debt securities	1,520.5	78.0	31.9	3.6	1,552.4	81.6
Municipal bonds	81.0	4.5	29.6	4.8	110.6	9.3
Asset-backed securities	426.5	6.3	20.4	2.1	446.8	8.4
Mortgage-backed securities	1,166.2	67.0	372.1	47.7	1,538.3	114.7
Total available-for-sale debt securities	$3,265.1	$160.0	$708.0	$78.0	$3,973.1	$238.0

	As of December 31, 2025
	Less Than One Year		One Year or Longer		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment-grade rated debt securities:
U.S. treasury notes	$7.4	$0.1	$330.8	$15.8	$338.2	$15.9
Corporate and sovereign debt securities	147.5	0.7	47.3	2.3	194.8	3.0
Municipal bonds	50.5	0.7	34.6	3.3	85.1	4.0
Asset-backed securities	134.5	2.1	22.5	0.6	157.0	2.7
Mortgage-backed securities	227.4	1.4	477.7	24.5	705.1	25.9
Total available-for-sale debt securities	$567.3	$5.0	$912.8	$46.5	$1,480.2	$51.5

At September 30, 2026, there were 1,466 investment positions where the current fair value was less than the related amortized cost. Such unrealized losses are primarily driven by the elevated interest rate environment and are not considered to be credit-related based upon an analysis that considered the extent to which the fair value is less than the amortized basis of a security, adverse conditions specifically related to the security, changes to credit rating of the instrument subsequent to Company purchase, and the strength of the underlying collateral, if any. Additionally, the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases.
The following table summarizes the contractual maturity dates of the Company’s available-for-sale debt securities.

Table of Contents	PART I
WEX INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (unaudited)

	September 30, 2026
(in millions)	Amortized Cost	Fair Value
Due within one year	$32.7	$32.5
Due after 1 year through year 5	935.7	896.3
Due after 5 years through year 10	1,298.1	1,232.4
Due after 10 years	2,704.4	2,575.3
Total	$4,971.0	$4,736.5
Equity Securities
During the three and nine months ended September 30, 2026 and 2025, unrealized gains and losses recognized on equity securities still held as of those dates were immaterial.
Other Investments
The Company’s other investments at September 30, 2026 and December 31, 2025, which include Federal Home Loan Bank stock and minority equity or other investments in early-stage companies and venture capital funds for which there is no readily determinable fair value and over which we do not exert significant influence, were $102.8 million and $76.6 million, respectively. The investments are recorded at cost within other assets on our condensed consolidated balance sheets.

13.	Financial Instruments − Fair Value and Concentrations of Credit Risk
Financial Instruments Measured at Fair Value on a Recurring Basis
The following table presents the Company’s financial instruments that are measured at fair value on a recurring basis, as classified within the three-level fair value hierarchy:

(in millions)	Fair Value Hierarchy	September 30, 2026	December 31, 2025
Assets:
Money market mutual funds(1)	1	$85.3	$64.3
U.S. Treasury bills(1)	2	—	99.9

Investment securities, current:
Available-for-sale debt securities:
U.S. treasury notes	2	$325.0	$397.5
Corporate and sovereign debt securities	2	1,667.0	1,349.6
Municipal bonds	2	62.8	66.6
Asset-backed securities	2	1,028.4	868.2
Mortgage-backed securities	2	1,590.4	1,651.0
Total		$4,673.6	$4,332.9

Table of Contents	PART I
WEX INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (unaudited)

(in millions)	Fair Value Hierarchy	September 30, 2026	December 31, 2025
Investment securities, non-current:
Available-for-sale debt securities	2	$62.9	$53.7
Equity securities:
Mutual fund	1	26.9	27.6
Pooled investment fund measured at NAV(2)		12.9	12.9
Total		$102.7	$94.2

Executive deferred compensation plan trust(3)	1	$18.0	$18.4

Liabilities:
Contingent consideration(4)	2	$18.6	$68.9
(1)The fair value is recorded in cash and cash equivalents.
(2)The fair value of this security is measured at NAV as a practical expedient and has not been classified within the fair value hierarchy. The amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the condensed consolidated balance sheets.
(3)The fair value is recorded as current or long-term based on the timing of the Company’s executive deferred compensation plan payment obligations. At September 30, 2026, $2.0 million and $16.0 million in fair value is recorded within prepaid expenses and other current assets and other assets, respectively. At December 31, 2025, $2.2 million and $16.3 million in fair value is recorded within prepaid expenses and other current assets and other assets, respectively.
(4)The fair value is recorded as current or long-term based on the timing of expected payments. As of September 30, 2026, the total fair value of $18.6 million is recorded within accrued expenses and other current liabilities. At December 31, 2025, $51.0 million and $17.9 million in fair value is recorded within accrued expenses and other current liabilities and other liabilities, respectively.
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
Pooled Investment Fund
The pooled investment fund maintains individual capital accounts for each investor, which reflect each individual investor’s share of the NAV of the fund. As of September 30, 2026 and December 31, 2025, the Company had no unfunded commitments with respect to the fund. Investments in the fund may be redeemed monthly with 30 days’ notice.
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
Due to significant increases in the Federal Funds rate since the acquisition date, the fair value of the Company’s contingent consideration derivative liability at both September 30, 2026 and December 31, 2025, was effectively measured at the present value of the maximum remaining contingent consideration payable under the arrangement.
Financial Instruments Measured at Carrying Value, for which Fair Value is Disclosed
The fair value of the Company’s financial instruments, which are measured and reported at carrying value, is as follows for the periods indicated:

	September 30, 2026		December 31, 2025
(in millions)	Carrying value	Fair value	Carrying value	Fair value
Term A-1 Loans(1)	$787.5	**	$821.3	**
Term B-2 Loans(1)	1,364.0	**	1,374.4	**
Term B-3 Loans(1)	443.3	**	446.6	**
Outstanding borrowings on Revolving Credit Facility(1)	395.0	**	428.4	**
Senior Notes(1)	550.0	**	550.0	**
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
The Company’s effective tax rate was 27.7 percent and 27.9 percent for the three and nine months ended September 30, 2026, respectively, and 31.1 percent and 29.1 percent for the three and nine months ended September 30, 2025, respectively. Income tax expense is based on an estimated annual effective rate, which requires the Company to make its best estimate of annual pretax income or loss. The Company’s effective income tax rates differ from the U.S. federal statutory rates primarily due to jurisdictional earnings mix and permanent book to tax differences arising from stock-based compensation.
Undistributed earnings of certain foreign subsidiaries of the Company amounted to $395.5 million and $351.0 million at September 30, 2026 and December 31, 2025, respectively. The Company continues to maintain its indefinite reinvestment assertion for its investments in foreign subsidiaries, except for any historical undistributed earnings and future earnings for WEX Australia and WEX Brazil. Upon distribution of these earnings, the Company would be subject to withholding taxes payable to foreign countries, where applicable, but would generally have no further federal income tax liability. It is not practicable to estimate the unrecognized deferred tax liability associated with these undistributed earnings; however, it is not expected to be material.

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
Commitments
Significant commitments and contingencies as of September 30, 2026, are generally consistent with those discussed in Note 19, Commitments and Contingencies, to the consolidated financial statements in the Company’s Annual Report on Form 10–K for the year ended December 31, 2025.

16.	Stock–Based Compensation
Under the A&R 2019 Plan, the Company has regularly granted equity awards to certain employees and directors in the form of stock options, restricted stock, RSUs and certain market and performance-based stock awards. In addition, the A&R 2019 Plan allows the Company to grant shares of WEX common stock to employees in lieu of bonus or other compensation earned by such employees.
In lieu of cash compensation that would otherwise have been payable to certain employees under our 2025 short-term incentive plan (“STIP”), during the first quarter of 2026 the Company awarded shares of WEX stock in an amount equal to

Table of Contents	PART I
WEX INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (unaudited)

the amount that would have been payable under the 2025 STIP to each respective employee, divided by the closing price of WEX common stock on the date of grant. The expense associated with such awards was accrued over the 2025 plan year and included within stock-based compensation expense. As of December 31, 2025, the stock-based compensation associated with these awards was recorded as liability-classified equity awards within current liabilities on the condensed consolidated balance sheet. During the first quarter of 2026, these awards were issued and the associated $14.5 million liability existing as of December 31, 2025 was reclassified from current liabilities to additional paid-in capital on the condensed consolidated balance sheet. The Company has not issued any additional liability-classified equity awards during 2026.
Stock-based compensation expense was $43.1 million and $107.0 million for the three and nine months ended September 30, 2026, respectively, and $33.5 million and $77.8 million for the three and nine months ended September 30, 2025, respectively.

17.	Segment Information
The Company determines its operating segments and reports segment information in accordance with how our Chief Executive Officer, the Company’s CODM, allocates resources and assesses performance. The Company has three operating segments, each of which is a reportable segment, as described below.
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

Table of Contents	PART I
WEX INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (unaudited)

	Three Months Ended September 30, 2026
(in millions)	Mobility	Benefits	Corporate Payments	Total
Payment processing revenue	$205.4	$25.8	$113.6	$344.8
Account servicing revenue	57.1	110.2	19.4	186.7
Finance fee revenue	115.7	0.1	0.1	115.9
Other revenue	56.9	71.5	4.3	132.7
Total revenues (revenues from external customers)	$435.1	$207.6	$137.4	$780.1

Less(1):
Processing costs, adjusted	73.6	67.9	18.0
Service fees	2.0	19.7	0.5
Provision for credit losses	21.1	0.2	1.9
Operating interest expense	25.1	1.5	6.6
Sales and marketing expense, adjusted	66.5	13.9	21.1
General and administrative expense, adjusted	25.3	5.4	11.2
Other segment items(2)	17.6	11.5	9.5
Segment adjusted operating income (3)	$203.9	$87.5	$68.5	$360.0

	Three Months Ended September 30, 2025
(in millions)	Mobility	Benefits	Corporate Payments	Total
Payment processing revenue	$168.2	$23.8	$109.7	$301.7
Account servicing revenue	53.7	113.3	18.3	185.3
Finance fee revenue	82.9	—	0.3	83.2
Other revenue	56.0	61.0	4.5	121.5
Total revenues (revenues from external customers)	$360.8	$198.1	$132.8	$691.8

Less(1):
Processing costs, adjusted	73.7	63.4	17.5
Service fees	1.7	17.8	3.0
Provision for credit losses	15.1	0.5	4.8
Operating interest expense	22.2	1.3	5.7
Sales and marketing expense, adjusted	59.5	13.5	18.7
General and administrative expense, adjusted	25.6	5.5	10.1
Other segment items(2)	16.3	9.4	9.1
Segment adjusted operating income (3)	$146.7	$86.7	$63.8	$297.2

Table of Contents	PART I
WEX INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (unaudited)

	Nine Months Ended September 30, 2026
(In millions)	Mobility	Benefits	Corporate Payments	Total
Payment processing revenue	$573.0	$88.3	$312.1	$973.4
Account servicing revenue	164.2	332.1	50.8	547.0
Finance fee revenue	297.1	0.2	0.7	297.9
Other revenue	167.9	209.2	12.0	389.1
Total revenues (revenues from external customers)	$1,202.1	$629.8	$375.6	$2,207.5
Less(1):
Processing costs, adjusted	216.0	197.6	52.6
Service fees	5.6	60.0	4.5
Provision for credit losses, adjusted	77.2	0.4	6.1
Operating interest expense	69.0	4.3	16.2
Sales and marketing expense, adjusted	197.5	44.3	64.3
General and administrative expense, adjusted	76.1	19.3	33.3
Other segment items(2)	49.6	32.7	27.5
Segment adjusted operating income (3)	$511.1	$271.2	$171.1	$953.4

	Nine Months Ended September 30, 2025
(In millions)	Mobility	Benefits	Corporate Payments	Total
Payment processing revenue	$484.9	$80.8	$293.1	$858.8
Account servicing revenue	155.6	339.7	47.0	542.3
Finance fee revenue	238.1	0.1	1.0	239.3
Other revenue	162.2	172.0	13.4	347.6
Total revenues (revenues from external customers)	$1,040.8	$592.5	$354.5	$1,987.9
Less(1):
Processing costs, adjusted	217.3	189.1	53.2
Service fees	5.8	57.5	8.2
Provision for credit losses	44.4	(0.8)	14.2
Operating interest expense	63.1	3.8	15.1
Sales and marketing expense, adjusted	176.1	40.7	52.9
General and administrative expense, adjusted	75.4	16.1	30.3
Other segment items(2)	46.5	27.6	26.9
Segment adjusted operating income (3)	$412.2	$258.5	$153.7	$824.4
(1) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(2) Other segment items for the Mobility, Benefits and Corporate Payments reportable segments include depreciation expense for each of the periods presented.
(3) See following table for a reconciliation of segment adjusted operating income to income before income taxes.

Table of Contents	PART I
WEX INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (unaudited)
Segment adjusted operating income reconciliation
The following table reconciles total segment adjusted operating income to income before income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025

Segment adjusted operating income
Mobility	$203.9	$146.7	$511.1	$412.2
Benefits	87.5	86.7	271.2	258.5
Corporate Payments	68.5	63.8	171.1	153.7
Total segment adjusted operating income	$360.0	$297.2	$953.4	$824.4

Reconciliation:
Total segment adjusted operating income	$360.0	$297.2	$953.4	$824.4
Less:
Unallocated corporate expenses	27.5	23.7	78.1	74.1
Acquisition-related intangible amortization	45.6	47.9	137.2	145.1
Other acquisition and divestiture related items	—	3.8	1.7	5.0
Stock-based compensation	45.3	34.7	112.4	80.4
Other costs	2.8	3.6	23.8	22.3
Add:
Financing interest expense, net of financial instruments	(53.2)	(63.8)	(159.0)	(181.8)
Net foreign currency (loss) gain	(0.1)	(2.6)	4.0	(3.3)
Change in fair value of contingent consideration	—	(0.7)	(0.7)	(2.3)
Income before income taxes	$185.5	$116.4	$444.5	$310.2
Other segment disclosures

	Three Months Ended			Nine Months Ended
(in millions)	Mobility	Benefits	Corporate Payments	Mobility	Benefits	Corporate Payments
September 30, 2026:
Interest income(1)	$4.2	$59.7	$3.0	$15.0	$174.1	$8.8
Operating interest expense	$25.1	$1.5	$6.6	$69.0	$4.3	$16.2
Depreciation(2)	$17.6	$11.5	$9.5	$49.6	$32.7	$27.5

September 30, 2025:
Interest income(1)	$3.9	$51.6	$3.4	$12.0	$144.4	$10.1
Operating interest expense	$22.2	$1.3	$5.7	$63.1	$3.8	$15.1
Depreciation(2)	$16.3	$9.4	$9.1	$46.5	$27.6	$26.9
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
The following table presents WEX Bank’s actual and regulatory minimum capital amounts and ratios:

(in millions)	Actual Amount	Ratio	Minimum for Capital Adequacy Purposes Amount	Ratio	Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions Amount	Ratio
September 30, 2026
Total Capital to risk-weighted assets	$1,007.5	13.01%	$619.3	8.00%	$774.2	10.00%
Tier 1 Capital to average assets	$952.4	9.26%	$411.4	4.00%	$514.2	5.00%
Common equity to risk-weighted assets	$952.4	12.30%	$348.4	4.50%	$503.2	6.50%
Tier 1 Capital to risk-weighted assets	$952.4	12.30%	$464.5	6.00%	$619.3	8.00%
December 31, 2025
Total Capital to risk-weighted assets	$813.1	15.94%	$408.1	8.00%	$510.1	10.00%
Tier 1 Capital to average assets	$764.3	9.04%	$338.0	4.00%	$422.5	5.00%
Common equity to risk-weighted assets	$764.3	14.98%	$229.5	4.50%	$331.6	6.50%
Tier 1 Capital to risk-weighted assets	$764.3	14.98%	$306.1	6.00%	$408.1	8.00%

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
Executive Overview
WEX is the global commerce platform that simplifies the business of running a business. WEX has created a powerful ecosystem that offers seamlessly embedded, personalized solutions for its customers around the world. Across multiple enterprise payments categories, including the following three business segments, WEX transforms data into intelligence to deliver value to our customers through tailored spending controls, stronger cash flow visibility, reduced fraud exposure, and data-enriched insights into their business:
•Within our Mobility segment, we are a leading provider of payments and fleet management solutions. We serve diverse fleet needs globally, addressing the marketplace through North American Mobility and Over-the-Road business units, which are central to the operation of the service and freight economies, respectively, in North America and the International Mobility business unit, which is central to the operation of the service economy outside of North America, inclusive of our fleet portfolios in Europe and Asia-Pacific.
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

Company Highlights
The following table presents a summarized view of selected results for the three and nine months ended September 30, 2026, shown comparative to the prior year periods. The “Other Key Metric” included below is considered by management to be of particular importance to our overall performance as it provides enhanced information and data underlying our financial results. A more extensive list of the key performance indicators regularly used by management to evaluate our performance is included by segment within the Results of Operations section later in this MD&A.

(in millions, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
GAAP Measures:
Total revenues	$780.1	$691.8	$2,207.5	$1,987.9
Net income attributable to shareholders	$134.1	$80.3	$320.3	$219.8
Net income attributable to shareholders per diluted share	$3.88	$2.30	$9.20	$6.07
Net cash (used for) provided by operating activities			$(419.6)	$159.6

Non-GAAP Measures(1)
Adjusted net income attributable to shareholders	$211.9	$159.7	$543.8	$434.3
Adjusted net income attributable to shareholders per diluted share	$6.13	$4.59	$15.61	$11.99
Adjusted free cash flow			$502.8	$376.7

Other Key Metric:
Total volume across the Company(2)	$78,516	$66,231	$205,497	$179,788
(1)Adjusted net income attributable to shareholders, adjusted net income attributable to shareholders per diluted share, and adjusted free cash flow are supplemental non-GAAP financial measures of operating performance and liquidity. Refer to the sections titled Non–GAAP Financial Measures That Supplement GAAP Measures and Non–GAAP Liquidity Measures That Supplement GAAP Measures later in this MD&A for more information and a reconciliation of the non-GAAP financial measures to the most directly comparable financial measures calculated in accordance with GAAP.
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
Mobility
Revenues
The following table reflects comparative revenue and key operating statistics within Mobility:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(in millions, except per gallon data)	2026	2025	Amount	%	2026	2025	Amount	%
Revenues
Payment processing revenue	$205.4	$168.2	$37.2	22%	$573.0	$484.9	$88.1	18%
Account servicing revenue	57.1	53.7	3.4	6%	164.2	155.6	8.6	6%
Finance fee revenue	115.7	82.9	32.8	40%	297.1	238.1	58.9	25%
Late fee revenue(1)	95.0	67.2	27.9	41%	241.8	196.8	45.0	23%
Factoring fee revenue(2)	20.6	15.7	4.9	31%	55.2	41.3	13.9	34%
Other revenue	56.9	56.0	0.9	2%	167.9	162.2	5.7	3%
Total revenues	$435.1	$360.8	$74.2	21%	$1,202.1	$1,040.8	$161.3	15%

Key operating statistics
Total volume(3)	$27,717.3	$19,683.8	$8,033.5	41%	$74,308.0	$57,267.5	$17,040.5	30%
Payment processing transactions	142.3	140.0	2.4	2%	412.0	413.6	(1.6)	—%
Payment processing $ of fuel(3)	$18,010.6	$12,641.4	$5,369.2	42%	$47,908.3	$36,875.4	$11,032.9	30%
Payment processing gallons	3,631.2	3,639.8	(8.6)	—%	10,655.4	10,792.9	(137.6)	(1)%
Average U.S. fuel price ($USD/gal)	$4.85	$3.38	$1.47	43%	$4.40	$3.33	$1.07	32%
Net payment processing rate(4)	1.14%	1.33%	(0.19)%	(14)%	1.20%	1.32%	(0.12)%	(9)%
Net late fee rate	0.53%	0.53%	—%	(1)%	0.50%	0.53%	(0.03)%	(5)%
Credit losses, in basis points(5)	11.7	12.1	(0.4)	(3)%	15.3	12.4	2.9	23%
(1)Late fee revenue primarily consists of late fees charged for receivables not paid within the terms of the customer agreement based upon the outstanding customer receivable balance and, to a lesser degree, by finance charges earned on revolving portfolio balances. This revenue is earned when a customer’s receivable balance becomes delinquent and is calculated using the greater of a minimum charge or a stated late fee rate multiplied by the outstanding balance that is subject to a late fee charge. Changes in the absolute amount of such outstanding balances can generally be attributed to: (i) changes in fuel prices; (ii) customer specific transaction volume; (iii) customer specific delinquencies; and (iv) changes in late fee rates.
(2)Factoring fee revenue is comprised primarily of fees calculated at a negotiated percentage of the receivable balance that we purchase.
(3)Total volume and payment processing $ of fuel increased for the three and nine months ended September 30, 2026, as compared to the same periods in the prior year, due primarily to higher domestic fuel prices.
(4)Our net payment processing rate decreased for the three and nine months ended September 30, 2026, as compared to the same periods in the prior year, due substantially to the impact of higher average domestic fuel prices. In a rising fuel price environment, our payment processing rate generally declines due to the fixed fee nature of a portion of our Mobility payments transactions.
(5)We generally measure our loss performance by calculating fuel-related losses as a percentage of total fuel expenditures on payment processing transactions. Refer to provision for credit losses discussion later in this section for more information.
Total Mobility revenues increased for the three and nine months ended September 30, 2026, as compared to the same periods of the prior year, driven substantially by the impact of higher average U.S. fuel prices on payment processing fee revenue and late fee revenue earned on higher outstanding invoices. The impacts from rising fuel prices increased total

Mobility revenues by approximately $57.3 million, and $119.0 million for the three and nine months ended September 30, 2026, respectively. Additionally, higher spot rates on invoice balances, primarily as a result of fewer available carriers and drivers, increased factoring fee revenues for the three and nine months ended September 30, 2026, as compared to the same periods of the prior year, as seen in the preceding table.
Concessions to certain customers experiencing financial difficulties may be granted and are limited to extending the time to pay, placing a customer on a payment plan or granting waivers of late fees. There were no material concessions granted to customers experiencing financial difficulties during the three and nine months ended September 30, 2026 and 2025.

Operating Expenses
The following table compares line items within operating income and presents segment adjusted operating income and segment adjusted operating income margin for Mobility:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(in millions)	2026	2025	Amount	%	2026	2025	Amount	%
Cost of services
Processing costs	$76.9	$77.1	$(0.2)	—%	$228.2	$230.1	$(1.9)	(1)%
Service fees	$2.0	$1.7	$0.3	15%	$5.6	$5.8	$(0.2)	(3)%
Provision for credit losses	$21.1	$15.1	$6.0	39%	$79.0	$44.4	$34.6	78%
Operating interest	$25.1	$22.2	$2.8	13%	$69.0	$63.1	$5.9	9%
Depreciation and amortization	$17.7	$17.0	$0.7	4%	$50.6	$49.0	$1.5	3%

Other operating expenses
General and administrative	$33.9	$35.4	$(1.5)	(4)%	$98.7	$95.7	$3.0	3%
Sales and marketing	$71.7	$63.2	$8.6	14%	$211.0	$187.3	$23.7	13%
Depreciation and amortization	$18.3	$17.6	$0.7	4%	$54.4	$53.4	$1.0	2%

Operating income	$168.4	$111.5	$56.9	51%	$405.6	$312.1	$93.6	30%
Segment adjusted operating income(1)	$203.9	$146.7	$57.2	39%	$511.1	$412.2	$98.9	24%
Segment adjusted operating income margin(2)	46.9%	40.7%	6.2%	15%	42.5%	39.6%	2.9%	7%
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
Changes in fuel prices significantly impact earnings as most costs are not similarly impacted by fuel prices. During the three and nine months ended September 30, 2026, fuel prices benefited Mobility segment adjusted operating margin by approximately 3 percentage points. The remaining increase in the third quarter Mobility segment adjusted operating margin was primarily due to higher revenues excluding the benefit of fuel prices.
Cost of services
Provision for credit losses, which includes estimates for both credit and fraud losses, increased during the three and nine months ended September 30, 2026, as compared to the same periods in the prior year. The increase for the third quarter of 2026 was substantially driven by higher accounts receivable balances due to increased cardholder spend resulting from higher average fuel prices. For the nine months ended September 30, 2026, half of the increase was due to the impacts from higher average fuel prices. In addition, approximately one quarter of the increase was driven by an increase in chargeoffs, as evidenced by the basis point increase in our credit losses as a percentage of total fuel expenditures on payment processing transactions.
Operating interest increased during the three and nine months ended September 30, 2026, as compared to the same periods in the prior year. Such increases were primarily due to higher relative average funding needs of the Mobility segment as a result of higher average domestic fuel prices. These increases were offset by a reduction in average interest rates in both the 2026 three and nine month periods, as compared to the same periods of the prior year, primarily driven by lower Federal Funds rates.
Other operating expenses
During both the three and nine months ended September 30, 2026, other operating expenses were impacted by higher stock-based compensation, driven by an increase in estimated attainments, primarily as a result of the higher domestic fuel prices’ impact on our performance-based awards.
General and administrative expense in total remained relatively consistent for both the three and nine months ended September 30, 2026, as compared to the same periods in the prior year. During the three months ended September 30, 2026, the increase in stock-based compensation mentioned above was offset by an approximate $4 million loss incurred during the third quarter of 2025 related to a strategic decision to sell an immaterial international subsidiary. During the nine months ended September 30, 2026, approximately $9 million of increased employee compensation costs, substantially driven by the higher stock-based compensation, were offset by the prior year loss from sale of a subsidiary.
Sales and marketing expenses increased for both the three and nine months ended September 30, 2026, as compared to the same periods in the prior year. Approximately $4 million of the third quarter increase year-over-year was due to a growth in partner commissions primarily due to the increase in average fuel prices. Partner commissions are determined based on cardholder spend and thus subject to fuel price fluctuations. The remaining increase was substantially due to the higher stock-based compensation. Approximately half of the increase in the nine months ended September 30, 2026, as compared to the same period of the prior year, was due to increased employee compensation, driven in near equal amounts by the sustained investments tied to sales initiatives made throughout 2025 and higher stock-based compensation. The remaining increase was primarily due to a $9 million growth in partner commissions.
Benefits
Revenues
The following table reflects comparative revenue and key operating statistics within Benefits:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(in millions)	2026	2025	Amount	%	2026	2025	Amount	%
Revenues
Payment processing revenue	$25.8	$23.8	$2.0	8%	$88.3	$80.8	$7.6	9%
Account servicing revenue	110.2	113.3	(3.1)	(3)%	332.1	339.7	(7.6)	(2)%
Finance fee revenue	0.1	—	—	NM	0.2	0.1	0.1	NM
Other revenue	71.5	61.0	10.5	17%	209.2	172.0	37.2	22%
Total revenues	$207.6	$198.1	$9.5	5%	$629.8	$592.5	$37.2	6%

Key operating statistics
Purchase volume	$1,920.1	$1,770.5	$149.5	8%	$6,604.3	$6,103.1	$501.2	8%
Total volume	$3,162.6	$3,275.6	$(112.9)	(3)%	$10,729.5	$11,201.2	$(471.8)	(4)%
Average number of SaaS accounts	22.1	21.5	0.6	3%	22.1	21.4	0.6	3%
HSA Yield	4.97%	5.13%	(0.16)%	(3)%	4.95%	4.97%	(0.02)%	—%
Average HSA custodial cash assets	$5,349.2	$4,808.5	$540.8	11%	$5,243.6	$4,707.6	$536.0	11%
NM - Not meaningful

Total Benefits revenue increased for the three and nine months ended September 30, 2026, as compared to the same periods in the prior year. Approximately $5 million and $19 million of the increase in total revenues for the third quarter and nine months ended September 30, 2026, respectively, was due to higher HSA custodial investment revenue resulting from an increase in average HSA custodial cash assets. Additionally, we saw higher payment processing revenues on increased purchase volumes.
HSA custodial investment revenue earned from custodial deposits held at third-party banks is reflected within account servicing revenues while the revenue earned on invested HSA deposits held by WEX Bank are reflected within other revenues. Despite the overall increase in total custodial investment revenue, total account servicing revenue decreased due to a shift to other revenues driven by lower HSA deposits held by third-party depository banks as a result of these deposits being transferred to WEX Bank, which typically earns higher yields.
Operating Expenses
The following table compares line items within operating income and presents segment adjusted operating income and segment adjusted operating income margin for Benefits:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(in millions)	2026	2025	Amount	%	2026	2025	Amount	%
Cost of services
Processing costs	$71.1	$66.8	$4.3	7%	$207.1	$202.4	$4.7	2%
Service fees	$19.7	$17.8	$1.9	11%	$60.0	$57.5	$2.5	4%
Provision for credit losses	$0.2	$0.5	$(0.3)	NM	$0.4	$(0.8)	$1.2	NM
Operating interest	$1.5	$1.3	$0.2	12%	$4.3	$3.8	$0.4	12%
Depreciation and amortization	$13.9	$12.5	$1.4	11%	$39.9	$36.8	$3.1	8%

Other operating expenses
General and administrative	$8.6	$7.6	$0.9	12%	$26.7	$21.0	$5.7	27%
Sales and marketing	$15.2	$14.5	$0.7	5%	$47.7	$43.4	$4.3	10%
Depreciation and amortization	$18.9	$20.2	$(1.3)	(6)%	$57.0	$61.4	$(4.4)	(7)%

Operating income	$58.6	$56.9	$1.7	3%	$186.7	$166.9	$19.8	12%
Segment adjusted operating income(1)	$87.5	$86.7	$0.8	1%	$271.2	$258.5	$12.7	5%
Segment adjusted operating income margin(2)	42.2%	43.8%	(1.6)%	(4)%	43.1%	43.6%	(0.5)%	(1)%
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
Segment adjusted operating income margin during the three and nine months ended September 30, 2026 is slightly down from the comparable prior year period as a result of higher costs, due primarily to higher processing costs and depreciation.
Other operating expenses
General and administrative expense increased for the nine months ended September 30, 2026, as compared to the same period in the prior year, due primarily to stock-based compensation, driven by an increase in estimated attainments, primarily as a result of the higher domestic fuel prices’ impact on our performance-based awards.

Corporate Payments
Revenues
The following table reflects comparative revenue and key operating statistics within Corporate Payments:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(in millions)	2026	2025	Amount	%	2026	2025	Amount	%
Revenues
Payment processing revenue	$113.6	$109.7	$3.9	4%	$312.1	$293.1	$19.0	6%
Account servicing revenue	19.4	18.3	1.1	6%	50.8	47.0	3.7	8%
Finance fee revenue	0.1	0.3	(0.1)	NM	0.7	1.0	(0.3)	NM
Other revenue	4.3	4.5	(0.2)	(5)%	12.0	13.4	(1.4)	(10)%
Total revenues	$137.4	$132.8	$4.6	3%	$375.6	$354.5	$21.1	6%

Key operating statistics
Total volume	$47,636.4	$43,271.7	$4,364.6	10%	$120,460.0	$111,319.6	$9,140.4	8%
Purchase volume	$24,644.3	$23,176.6	$1,467.7	6%	$62,314.4	$60,958.5	$1,355.9	2%
Net interchange rate	0.46%	0.47%	(0.01)%	(3)%	0.50%	0.48%	0.02%	4%
NM - Not meaningful
Total Corporate Payments revenue increased for the three and nine months ended September 30, 2026, as compared to the same periods in the prior year, primarily due to an increase in network incentives resulting from improved pricing within a contract amendment signed during the third quarter of 2025.
Concessions to certain customers experiencing financial difficulties may be granted and are limited to extending the time to pay, placing a customer on a payment plan or granting waivers of late fees. There were no material concessions granted to customers during the three and nine months ended September 30, 2026 and 2025.
Operating Expenses
The following table compares line items within operating income and presents segment adjusted operating income and segment adjusted operating income margin for Corporate Payments:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(in millions)	2026	2025	Amount	%	2026	2025	Amount	%
Cost of services
Processing costs	$19.6	$19.2	$0.4	2%	$58.0	$59.5	$(1.5)	(2)%
Service fees	$0.5	$3.0	$(2.6)	(85)%	$4.5	$8.2	$(3.7)	(45)%
Provision for credit losses	$1.9	$4.8	$(2.9)	(60)%	$6.1	$14.2	$(8.1)	(57)%
Operating interest	$6.6	$5.7	$1.0	17%	$16.2	$15.1	$1.0	7%
Depreciation and amortization	$9.6	$9.5	$0.1	1%	$27.9	$27.8	$—	—%

Other operating expenses
General and administrative	$14.4	$12.3	$2.1	17%	$41.3	$37.3	$4.0	11%
Sales and marketing	$22.2	$19.8	$2.4	12%	$67.5	$55.6	$11.9	21%
Depreciation and amortization	$6.3	$6.5	$(0.2)	(4)%	$18.8	$19.5	$(0.8)	(4)%

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(in millions)	2026	2025	Amount	%	2026	2025	Amount	%
Operating income	$56.4	$52.0	$4.4	8%	$135.4	$117.2	$18.2	15%
Segment adjusted operating income(1)	$68.5	$63.8	$4.7	7%	$171.1	$153.7	$17.4	11%
Segment adjusted operating income margin(2)	49.9%	48.0%	1.9%	4%	45.6%	43.4%	2.2%	5%
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
As a result of owning all of our technology and issuing capabilities, our Corporate Payments segment has a highly scalable and relatively fixed cost base resulting in largely comparable expenses year to year. As a result, changes in revenue generally have a similar impact on operating income, segment adjusted operating income and related margin.
During the three and nine months ended September 30, 2026, there were instances in which certain expenses did not remain comparable to those of the same periods of the prior year, which are described hereafter.
Service fees decreased in both the three and nine-month periods ended September 30, 2026 due substantially to cost savings resulting from transitioning payment processing in-house from a third-party vendor and the renegotiation of bank fees, which contributed to near equal reductions in expense.
During the three and nine months ended September 30, 2026, the provision for credit losses primarily decreased as a result of lower collection risk in the receivables portfolio, primarily due to an improvement in the aging of segment receivables.
The increase in sales and marketing expense for the nine months ended September 30, 2026 resulted primarily from the sustained investments tied to sales initiatives made throughout 2025.
Unallocated corporate expenses
Unallocated corporate expenses represent the portion of expenses relating to general corporate functions, including acquisition and divestiture expenses, certain finance, legal, information technology, human resources, administrative and executive expenses, and other expenses not directly attributable to a reportable segment.
The following table compares line items within operating income for unallocated corporate expenses:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(in millions)	2026	2025	Amount	%	2026	2025	Amount	%
Other operating expenses
General and administrative	$43.9	$36.6	$7.3	20%	$125.7	$97.9	$27.8	28%
Depreciation and amortization	$0.4	$0.4	$—	NM	$1.1	$1.2	$(0.1)	NM
NM - Not meaningful
During the three months ended September 30, 2026, the increase in general and administrative expense, as compared to the same period of the prior year, was substantially due to higher stock-based compensation, driven by an increase in estimated attainments, primarily due to higher domestic fuel prices’ impact on our performance-based awards. During the nine months ended September 30, 2026, the increase in general and administrative expense was substantially due to the increase in stock-based compensation and higher professional services and other expenses incurred in connection with the proxy contest that concluded during the second quarter of 2026, by near equal amounts.

Non-operating income and expense
The following table reflects comparative results for certain amounts excluded from operating income:

	Three Months Ended September 30,		Absolute Dollar Change	Effect of Change on Net Income	Nine Months Ended September 30,		Absolute Dollar Change	Effect of Change on Net Income
(in millions)	2026	2025			2026	2025
Financing interest expense, net of financial instruments	$(53.2)	$(63.8)	$10.6	Increase	$(159.0)	$(181.8)	$22.8	Increase
Change in fair value of contingent consideration	$—	$(0.7)	$0.7	Increase	$(0.7)	$(2.3)	$1.6	Increase
Net foreign currency (loss) gain	$(0.1)	$(2.6)	$2.5	Increase	$4.0	$(3.3)	$7.3	Increase
Income tax expense	$51.4	$36.2	$15.2	Reduction	$124.1	$90.3	$33.8	Reduction
Financing interest expense, net of financial instruments decreased during the three and nine months ended September 30, 2026, as compared to the same periods of the prior year. The decrease in interest expense during the third quarter of 2026, as compared to the third quarter of 2025, was driven by lower interest rates and a reduction in borrowings under the Credit Agreement, in near equal amounts. The impact on interest expense from lower interest rates and decreased borrowings under the Credit Agreement during the nine months ended September 30, 2026, as compared to the same period of the prior year, were comparable. A $6 million increase in interest expense incurred as a result of the issuance of the Senior Notes on March 6, 2025 partly offset these reductions.
Our foreign currency exchange exposure is primarily related to the remeasurement of our cash, receivable and payable balances, including intercompany transactions that are denominated in both U.S. dollar and foreign currencies. The net gain incurred during the nine months ended September 30, 2026 was due primarily to unrealized gains related to the noncash remeasurement of foreign-denominated intercompany borrowing activity, and particularly British pound sterling-denominated intercompany receivables held by certain of our European subsidiaries, driven by a strengthening of the British pound sterling against the Euro during the period. Net losses incurred during the three and nine months ended September 30, 2025 were due primarily to the impacts on intercompany balance revaluation of a strong Euro against the British pound sterling for the first nine months of 2025 and a weakened U.S. Dollar against most other currencies through the first half of 2025.
Income tax expense increased for the three and nine months ended September 30, 2026, as compared to the same periods of the prior year due primarily to an increase in the Company’s pre-tax book income. See Part I – Item 1 – Note 14, Income Taxes, to our condensed consolidated financial statements for information regarding our effective tax rates.
Non–GAAP Financial Measures That Supplement GAAP Measures
In addition to evaluating the Company’s performance on a GAAP basis, Company management uses particular non-GAAP financial measures, which exclude the impact of certain costs, expenses, gains and losses, to evaluate our overall operating performance, including comparison across periods and with competitors. Our management team believes these non-GAAP measures are integral to our reporting and planning processes and uses them to assess operating performance because they generally exclude financial results that are outside the normal course of our business operations or management’s control. These measures are also used to allocate resources among our operating segments.
Adjusted Operating Income, Total Segment Adjusted Operating Income and Adjusted Net Income
Adjusted operating income excludes acquisition-related intangible amortization, other acquisition and divestiture related items, debt restructuring costs, stock-based compensation, other costs and certain non-recurring or non-cash operating charges that are not core to our operations, as applicable depending on the period presented. Total segment adjusted operating income further excludes unallocated corporate expenses.
Adjusted net income, which similarly excludes the impact of all items excluded in adjusted operating income, further excludes unrealized gains and losses on financial instruments, net foreign currency gains and losses, debt issuance cost amortization, tax related items, and certain other non-operating items, as applicable depending on the period presented.
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
WEX believes that adjusted operating income, total segment adjusted operating income, and adjusted net income may be useful to investors as a means of evaluating our performance. However, because adjusted operating income, total segment adjusted operating income, and adjusted net income are non-GAAP measures, they should not be considered as a substitute for, or superior to, operating income or net income as determined in accordance with GAAP. Adjusted operating income, total segment adjusted operating income, and adjusted net income as used by WEX may not be comparable to similarly titled measures employed by other companies.
The following tables reconcile net income to adjusted net income and related per share data:

	Three Months Ended September 30,
(in millions except per diluted share data)	2026		2025
Net income attributable to shareholders	$134.1	$3.88	$80.3	$2.30
Unrealized loss (gain) on financial instruments	1.0	0.03	(0.3)	(0.01)
Net foreign currency loss	0.1	—	2.6	0.07
Change in fair value of contingent consideration	—	—	0.7	0.02
Acquisition-related intangible amortization	45.6	1.32	47.9	1.38
Other acquisition and divestiture related items	—	—	5.0	0.14
Stock-based compensation	45.3	1.31	34.7	1.00
Other costs	2.8	0.08	3.6	0.10
Debt restructuring and debt issuance cost amortization	2.2	0.06	2.3	0.07
Tax related items	(19.2)	(0.56)	(17.1)	(0.49)
Adjusted net income attributable to shareholders	$211.9	$6.13	$159.7	$4.59

	Nine Months Ended September 30,
	2026		2025
Net income attributable to shareholders	$320.3	$9.20	$219.8	$6.07
Unrealized loss (gain) on financial instruments	1.3	0.04	(0.7)	(0.02)
Net foreign currency (gain) loss	(4.0)	(0.12)	3.3	0.09
Change in fair value of contingent consideration	0.7	0.02	2.3	0.06
Acquisition-related intangible amortization	137.2	3.94	145.1	4.01
Other acquisition and divestiture related items	2.6	0.07	9.4	0.26
Stock-based compensation	112.4	3.23	80.4	2.22
Other costs	23.6	0.68	22.9	0.63
Debt restructuring and debt issuance cost amortization	6.8	0.20	6.3	0.17
Tax related items	(57.1)	(1.64)	(54.4)	(1.50)
Adjusted net income attributable to shareholders	$543.8	$15.61	$434.3	$11.99
The following table reconciles operating income to total segment adjusted operating income and adjusted operating income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Operating income	$238.8	$183.6	$600.1	$497.6
Unallocated corporate expenses	27.5	23.7	78.1	74.1
Acquisition-related intangible amortization	45.6	47.9	137.2	145.1
Other acquisition and divestiture related items	—	3.8	1.7	5.0
Stock-based compensation	45.3	34.7	112.4	80.4
Other costs	2.8	3.6	23.8	22.3
Total segment adjusted operating income	$360.0	$297.2	$953.4	$824.4
Unallocated corporate expenses	(27.5)	(23.7)	(78.1)	(74.1)
Adjusted operating income	$332.5	$273.5	$875.3	$750.3

Liquidity and Capital Resources
We fund our business operations primarily via cash on hand, cash generated from operations, the issuance of deposits and other borrowings primarily used as part of our accounts receivable financing strategy, and borrowings under our Revolving Credit Facility. As of September 30, 2026, we had cash and cash equivalents of $593.2 million, including $463.0 million of cash and cash equivalents held by WEX Bank and Corporate Cash of $106.1 million. Comparatively, as of December 31, 2025, we had cash and cash equivalents of $905.8 million, including $765.1 million of cash and cash equivalents held by WEX Bank and Corporate Cash of $122.5 million. As of September 30, 2026, we additionally had a remaining borrowing availability of $1.2 billion under the Revolving Credit Facility, along with access to various sources of funds, including uncommitted federal funds lines of credit from other banks.
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
•Capital expenditures
•Repurchases of common stock[6]
•Merger and acquisition activity

(1)As of September 30, 2026, the Company had outstanding term loan principal borrowings of $2.6 billion, borrowings of $395.0 million on the Revolving Credit Facility, letters of credit of $44.5 million drawn against the Revolving Credit Facility and $550.0 million of outstanding Senior Notes. See Part I – Item 1 – Note 10, Financing and Other Debt, to our condensed consolidated financial statements for more information regarding our Credit Agreement and Senior Notes.
(2)WEX Bank’s regulatory status enables it to raise capital to fund the Company’s working capital requirements by issuing deposits, subject to various regulatory capital requirements administered by the FDIC and the UDFI. Additionally, WEX Bank holds deposits for the benefit of WEX Inc.’s HSA customers subject to the terms of a deposit agreement, which WEX Bank can elect to invest in debt securities, the income from which is a significant component of the Benefits’ segment revenues. As of September 30, 2026, we had $6.2 billion in total deposits. See Part I – Item 1 – Note 9, Deposits, to our condensed consolidated financial statements for more information regarding our deposits.
(3)The Company utilizes securitized debt agreements to finance a portion of our receivables, lower our cost of borrowing and more efficiently utilize capital. The Company had $118.8 million of securitized debt under these facilities as of September 30, 2026. We also utilize off-balance sheet factoring and securitization arrangements to sell certain of our accounts receivable to unrelated third-party financial institutions in order to accelerate the collection of the Company’s cash and reduce internal costs. Available capacity is generally dependent on the level of our trade accounts receivable eligible to be sold and the financial institutions’ willingness to purchase such receivables. However, the Company is not dependent on them to maintain its liquidity and capital resources. See Part I – Item 1 – Notes 10, Financing and Other Debt and 11, Off-Balance Sheet Arrangements, to our condensed consolidated financial statements for further information about the Company’s securitized debt and off-balance sheet arrangements.
(4)From time to time, WEX Bank enters into participation agreements with third-party banks to fund customers’ balances that exceed WEX Bank’s lending limit to individual customers. There was $70.0 million borrowed against these participation agreements as of September 30, 2026.
(5)WEX Bank borrows from short-term uncommitted federal funds lines of credit from time to time to supplement the financing of the Company’s accounts receivable. There were $195.0 million outstanding borrowings under these lines of credit as of September 30, 2026. The Bank is also a member of the FHLB of Des Moines, which provides collateralized short-term funding. As of September 30, 2026, WEX Bank had $1.4 billion of advances outstanding and had $14.3 million of remaining borrowing capacity. See Part I – Item 1 – Note 10, Financing and Other Debt, to our condensed consolidated financial statements for more information regarding these facilities.
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
Additional Sources of Cash Available
WEX Bank has the ability to borrow funds from the Federal Reserve Bank Discount Window. Borrowing limits fluctuate based on pledged assets, and as of September 30, 2026, the Company could borrow up to a maximum amount of $229.7 million. WEX Bank had no borrowings outstanding on this line of credit as of September 30, 2026. Also, under an uncommitted borrowing facility, WEX Australia can be advanced up to A$21.3 million from Bank of America in short-term funds. The Company had no borrowings outstanding on this facility as of September 30, 2026. See Part I – Item 1 – Note 10, Financing and Other Debt, to our condensed consolidated financial statements for more information regarding these borrowing arrangements.
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
We were in compliance with these covenants and restrictions as of September 30, 2026. Our consolidated leverage ratio, calculated as of the close of the third quarter of 2026, was 2.7 to 1.0.
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
We were in compliance with these covenants and restrictions as of September 30, 2026.
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

Cash Flows
The table below summarizes our cash activities and adjusted free cash flow:

	Nine Months Ended September 30,
(in millions)	2026	2025
Net cash provided by (used for)
Operating activities	$(419.6)	$159.6
Investing activities	$(731.8)	$(394.3)
Financing activities	$660.6	$216.8
Non-GAAP financial measure:
Adjusted free cash flow[1]	$502.8	$376.7
(1)Please refer to the section titled Non-GAAP Liquidity Measures That Supplement GAAP Measures included in Part I, Item 2 of this Form 10–Q for the reasons why we believe this is an important financial measure, and for a reconciliation to net cash provided by operating activities, the most closely comparable GAAP measure.
Operating Activities
We fund a customer’s entire receivable in the majority of our Mobility and Corporate Payments payment processing transactions, while the revenue generated by these transactions is only a small percentage of that amount. Consequently, cash flows from operations are impacted significantly by increases or decreases in fuel prices and purchase volumes, driving changes in accounts receivable and accounts payable balances, which directly impact our working capital requirements.
Cash used for operating activities for the nine months ended September 30, 2026, increased $579.2 million as compared to the same period in the prior year primarily due to the impact of higher domestic fuel prices on receivable and merchant payables balances. Cash outflows due to receivables increased by approximately $1.3 billion, partly offset by cash inflows from merchant payables, which increased approximately $600 million.
Investing Activities
Investing cash flows generally consist of capital expenditures, cash used for acquisitions and the investment of eligible custodial cash assets.
Cash used for investing activities for the nine months ended September 30, 2026, increased $337.5 million as compared to the same period in the prior year primarily due to incremental investments in available-for-sale debt securities funded by transfers of HSA deposits to WEX Bank in the current year.
Financing Activities
Financing cash flows generally consist of the issuance and repayment of debt and deposits, changes in restricted cash payable and during certain periods, may include repurchases of our common stock based on management’s evaluation of market and economic conditions and other factors.
Net cash provided by financing activities during 2026 increased $443.8 million as compared to the same period in the prior year, substantially due to an increase in Net Funding Activity driven primarily by higher relative net borrowings from the FHLB and higher Federal Fund borrowings, largely to fund higher accounts receivable balances in 2026.
During the nine months ended September 30, 2025, proceeds from borrowings on term loans and the issuance of Senior Notes were used to repurchase shares of common stock via the Tender Offer, with the excess of proceeds used to repay borrowings on the Revolving Credit Facility. As a result, these transactions collectively had little net impact on net cash flows from financing activities during 2025.
During the second quarter of 2026, the Company’s board of directors authorized a share repurchase program under which up to $1.0 billion of the Company’s common stock may be repurchased, with no expiration date. As of September 30, 2026, there was $740.0 million worth of WEX common stock available to be purchased pursuant to the repurchase program authorization.
Adjusted Free Cash Flow
Adjusted free cash flow for the nine months ended September 30, 2026, increased $126.1 million as compared to the same period in the prior year substantially due to higher operating income, primarily driven by the increase in fuel prices.

Other Commitments, Contingencies and Contractual Obligations
As of September 30, 2026, there were generally no material changes to our contractual obligations from the information previously provided in Item 7 of our Annual Report on Form 10–K for the year ended December 31, 2025.
Regulatory Matters
A consent order issued by the FDIC on September 20, 2023 (the “2023 Order”), which noted areas for improvement within the Bank’s Compliance Management System and required remediation of these areas within prescribed time periods, was terminated on October 15, 2026 after WEX Bank actively satisfied the requirements of the 2023 Order. Related to the 2023 Order, on December 17, 2024, the FDIC assessed a civil money penalty of $650,000 to WEX Bank, which was paid in full. Neither the civil monetary penalty nor the effect of the 2023 Order had a material effect on WEX Bank’s operations or the Company’s results of operations, financial condition or cash flows.
Non–GAAP Liquidity Measures That Supplement GAAP Measures
In addition to evaluating the Company’s liquidity on a GAAP basis, Company management uses adjusted free cash flow, a non-GAAP financial measure, to evaluate cash generation by adjusting for certain activities including those related to WEX Bank. For example, WEX Bank funds certain customer receivables through the issuance of deposits, short-term debt or the HSA deposits provided by our Benefits segment. WEX Bank can also elect to invest HSA deposits. Changes in deposits, short-term debt and investment activity are reflected in the calculation of adjusted free cash flow.
We view adjusted free cash flow as an important and useful measure for understanding our cash generation from ongoing operations in order to determine the amount of cash generated that is available to be used toward management’s capital allocation priorities. Adjusted free cash flow, however, is not a measure of cash available for discretionary expenditures, as WEX has certain non-discretionary obligations and cash requirements, such as debt service requirements, that are not deducted from this measure.
Adjusted Free Cash Flow
Adjusted free cash flow is calculated as cash flows from operating activities adjusted for the inclusion of (i) net sales and maturities or purchases of current investment securities, (ii) capital expenditures, and (iii) Net Funding Activity; the exclusion of (iv) changes in WEX Bank cash balances; and the inclusion or exclusion of (v) certain other adjustments, as applicable. These items have been included or excluded in determining adjusted free cash flow for the following reasons:
•Net sales and maturities or purchases of current investment securities relates to the investment of HSA deposits, which are obtained operationally and included within Net Funding Activity described below;
•Capital expenditures are investments in property, equipment and capitalized software required to operate the business;
•To reflect cash generated by core operations, adjusted free cash flow incorporates Net Funding Activity, which includes changes in HSA deposits invested in debt securities and changes in deposits and short-term debt used specifically as part of our accounts receivable financing strategy. Because these funding activities directly support operations, incorporating them provides a view into underlying cash generation;
•WEX Bank cash, which comprises the majority of our consolidated cash balances, may be increased or decreased as a result of the timing of Net Funding Activity and regulatory capital requirements, rather than Company operating activities. Accordingly, we remove the change in WEX Bank cash balances from adjusted free cash flow, to isolate balances not readily available to WEX Inc.; and
•Management views certain other adjustments, including add-backs to operating cash flows for contingent consideration paid to sellers for acquisitions, as cash expenditures not arising from the ongoing operations of the business, and therefore excludes them from adjusted free cash flow.
Given adjusted free cash flow is a non-GAAP measure, it should not be considered as a substitute for, or superior to, operating cash flow as determined in accordance with GAAP. In addition, adjusted free cash flow as used by WEX may not be comparable to similarly titled measures employed by other companies.
The following table reconciles GAAP operating cash flow to adjusted free cash flow:

(in millions)	Nine Months Ended September 30,
	2026	2025
Operating cash flow, as reported	$(419.6)	$159.6
Net sales and maturities (purchases) of current investment securities	(565.3)	(273.3)
Capital expenditures	(128.0)	(102.2)
Net Funding Activity:
Increases in net deposits	758.1	697.6
Increases in borrowed federal funds	195.0	—
Participation debt	4.8	(9.6)
Net advances from the FHLB	320.0	5.0
Total	1,277.9	693.0
Decrease (increase) in WEX Bank cash balances	302.0	(162.3)
Other adjustments[1]	35.9	61.9
Adjusted free cash flow	$502.8	$376.7
1 For the nine months ended September 30, 2026 and 2025, other adjustments are predominantly comprised of contingent consideration paid to sellers in excess of acquisition-date fair value.
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

Recently Adopted Accounting Standards
See Note 2, Significant Accounting Policies, to the condensed consolidated financial statements included in Part I, Item 1 of this Form 10–Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
As of September 30, 2026, we have no material changes to the market risk disclosures discussed in Item 7A of our Annual Report on Form 10–K for the year ended December 31, 2025.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of the principal executive officer and principal financial officer of WEX Inc., evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2026. “Disclosure controls and procedures” are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports it files or submits under the Exchange Act, is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluation, the principal executive officer and principal financial officer of WEX Inc. concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2026.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended September 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The Company had the following common stock repurchases under share repurchase programs during the third quarter of 2026.

	Total Number of Shares Purchased	Average Price Paid per Share [2]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[1]
July 1 - July 31, 2026	248,829	$154.86	248,829	$901,467,256
August 1 - August 31, 2026	401,501	$193.63	401,501	$823,723,488
September 1 - September 30, 2026	442,491	$189.21	442,491	$740,000,315
Total	1,092,821	$183.01	1,092,821

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
(2) The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible one percent excise tax on the net value of certain stock repurchases. All dollar amounts presented exclude such excise tax, as applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Arrangements
During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f)) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c), except as disclosed in the table following:

Name and Title	Date Adopted (“A”), Modified (“M”) or Terminated (“T”)	Character of Trading Arrangement	Maximum Aggregate Number of Shares of Common Stock to be Purchased or Sold Pursuant to the Trading Arrangement	Duration of Trading Arrangement
Jagtar Narula Chief Financial Officer	(A) August 4, 2026	Rule 10b5-1 trading arrangement	Up to 5,000 shares to be sold	November 9, 2026 - April 16, 2027
Ann Drew Chief Risk and Compliance Officer	(A) August 13, 2026	Rule 10b5-1 trading arrangement	Up to 2,400 shares to be sold	November 12, 2026- March 31, 2027
Jennifer Kimball Chief Accounting Officer	(A) August 28, 2026	Rule 10b5-1 trading arrangement	Up to 5,403 shares to be sold(1)	December 18, 2026- March 31, 2027
(1) This number includes (i) up to 2,801 shares of common stock subject to RSUs previously granted to Ms. Kimball (the “RSU Shares”) that vest on December 16, 2026, March 15, 2027, March 16, 2027 and March 17, 2027, (ii) up to 1,809 shares of common stock subject to PSUs (based on target performance) previously granted to Ms. Kimball on March 15, 2024 (the “PSU Shares”) with a performance end date on March 15, 2027 and (iii) up to 793 shares of common stock subject to MSUs (based on target performance) previously granted to Ms. Kimball on March 15, 2024, March 17, 2025 and March 16, 2026 (the “MSU Shares”) with performance end dates on March 15, 2027, March 17, 2027 and March 16, 2027, respectively. The aggregate number of RSU, PSU and MSU Shares available to be sold is not yet determinable as the PSU and MSU Shares will be impacted by their future attainment and the RSU, PSU and MSU Shares will be net of shares sold to satisfy tax withholding obligations that arise in connection with the vesting and settlement of such RSU, PSU and MSU awards.

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

	3.3	Amended and Restated By-Laws of WEX Inc. (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed with the SEC on December 13, 2022)
†*	10.1	Form of 2026 Restricted Stock Unit Award Agreement for Non-Employee Directors under the WEX Inc. Amended and Restated 2019 Equity and Incentive Plan
†*	10.2	Form of 2026 Deferred Cash Restricted Stock Unit Award Agreement for Non-Employee Directors under the WEX Inc. Amended and Restated 2019 Equity and Incentive Plan
†*	10.3	Non-Employee Director Compensation Plan
*	31.1	Certification of Chief Executive Officer of WEX INC. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended
*	31.2	Certification of Chief Financial Officer of WEX INC. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended
*	32.1
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

WEX INC.

October 29, 2026	By:	/s/ Jagtar Narula
Jagtar Narula
Chief Financial Officer
(principal financial officer and duly authorized officer)